Form 10-Q
period 2004-09-30
Bridge Capital Holdings
filed 2004-11-08
CIK 1304740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              FORM 10-Q (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                                    000-50914
                            _______________________
                            (Commission File Number)


                             BRIDGE CAPITAL HOLDINGS
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


                                   CALIFORNIA
         ______________________________________________________________
         (State or other jurisdiction of incorporation or organization)


                                   80-0123855
                      ____________________________________
                      (I.R.S. Employer Identification No.)


                       55 ALMADEN BOULEVARD, SAN JOSE, CA
                    ________________________________________
                    (Address of principal executive offices)


                                      95113
                                   __________
                                   (Zip Code)


                                 (408) 423-8500
              ____________________________________________________
              (Registrant's telephone number, including area code)


                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


Bridge  Capital  Holdings  (1) has filed  all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No [ ]


Indicate by checkmark whether  registrant is an accelerated filer (as defined by
in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]


The  number of shares  of Common  Stock  outstanding  as of  October  22,  2004:
6,062,521

                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO THE HISTORICAL INFORMATION, THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND WHICH ARE SUBJECT TO THE "SAFE HARBOR" CREATED BY THOSE SECTIONS. THE READER OF THIS QUARTERLY REPORT SHOULD UNDERSTAND THAT ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT COULD AFFECT THEIR OUTCOME. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGINS; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT;
(5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; (6) COSTS AND EXPENSES OF COMPLYING WITH THE INTERNAL CONTROL PROVISIONS OF THE SARBANES-OXLEY ACT AND OUR DEGREE OF SUCCESS IN ACHIEVING COMPLIANCE AND (7) CHANGES IN SECURITIES MARKETS. THEREFORE, THE INFORMATION IN THIS QUARTERLY REPORT SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY.

FORWARD-LOOKING STATEMENTS ARE GENERALLY IDENTIFIABLE BY THE USE OF TERMS SUCH AS "BELIEVE", "EXPECT", "INTEND", "ANTICIPATE", "ESTIMATE", "PROJECT", "ASSUME," "PLAN," "PREDICT," "FORECAST," "IN MANAGEMENT'S OPINION," "MANAGEMENT CONSIDERS" OR SIMILAR EXPRESSIONS. WHEREVER SUCH PHRASES ARE USED, SUCH STATEMENTS ARE AS OF AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND/OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE SAME RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD-LOOKING STATEMENTS.

THE READER SHOULD REFER TO THE MORE COMPLETE DISCUSSION OF SUCH RISKS IN THE BRIDGE BANK N.A.'S ANNUAL REPORTS ON FORM 10-K OR FILE WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    BRIDGE CAPITAL HOLDINGS
                   Balance Sheet (unaudited)
                    (dollars in thousands)
                                                                SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                               2004            2003
                                                                _____________________________

CASH AND DUE FROM BANKS                                           $   9,608       $   9,572
FEDERAL FUNDS SOLD
                                                                     56,580          47,975
                                                                _____________________________
  Total cash and equivalents
                                                                     66,188          57,547
                                                                _____________________________

INVESTMENT SECURITIES AVAILABLE FOR SALE
                                                                     26,414          24,347
LOANS, net of allowance for credit losses of $3,910 at
  September 30, 2004 and $2,683 at December 31, 2003.
                                                                    275,399         191,053

PREMISES AND EQUIPMENT
                                                                      2,152           1,515
ACCRUED INTEREST RECEIVABLE
                                                                      1,218             864
OTHER ASSETS
                                                                     13,190           3,253

                                                                _____________________________
   TOTAL                                                          $ 384,561       $ 278,579
                                                                =============================

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Demand noninterest-bearing                                      $ 135,772       $  76,510
  Demand interest-bearing
                                                                      2,028           6,954
  Savings
                                                                    159,785         115,930
  Time
                                                                     51,351          47,000
                                                                _____________________________
     Total deposits
                                                                    348,936         246,394
                                                                _____________________________

ACCRUED INTEREST PAYABLE
                                                                         47              48
OTHER LIABILITIES
                                                                      3,728           2,183
                                                                _____________________________
     TOTAL LIABILITIES
                                                                    352,711         248,625
                                                                _____________________________

COMMITMENTS AND CONTINGENCIES
                                                                          -               -

SHAREHOLDERS' EQUITY
  Preferred stock, $2.50 par value; 10,000,000 shares authorized;
    none issued
  Common stock, $2.50 par value; 10,000,000 shares authorized;
     6,062,521 shares issued and outstanding at September 30, 2004
     6,051,646 shares issued and outstanding at December 31,
2003.                                                                32,869          32,800
  Retained earnings
                                                                       (946)         (2,853)
  Accumulated other comprehensive (loss) income
                                                                        (73)              7
                                                                _____________________________
     TOTAL SHAREHOLDERS' EQUITY
                                                                     31,850          29,954
                                                                _____________________________
     TOTAL                                                        $ 384,561       $ 278,579
                                                                =============================

The accompanying notes are an integral part of the financial statements.


            BRIDGE CAPITAL HOLDINGS
      Statement of Operations (unaudited)
            (dollars in thousands)

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                   _______________________   _______________________
                                                      2004         2003         2004         2003
                                                   _______________________   _______________________
INTEREST INCOME:
  Loans                                            $    4,904   $    3,098   $   12,671   $    8,328
  Federal funds sold                                      102          108          357          269
  Investment securities available for sale                148           21          396           76
                                                   _______________________   _______________________
    TOTAL INTEREST INCOME                               5,154        3,227       13,424        8,673
                                                   _______________________   _______________________

INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand                                 3            5           17           17
    Money market and savings                              438          280        1,254          645
    Certificates of deposit                               243          309          750          886
                                                   _______________________   _______________________
    TOTAL INTEREST EXPENSE                                684          594        2,021        1,548
                                                   _______________________   _______________________

NET INTEREST INCOME                                     4,470        2,633       11,403        7,125
  Provision for credit losses                             611           82        1,385          564
                                                   _______________________   _______________________
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                           3,859        2,551       10,018        6,561
                                                   _______________________   _______________________

OTHER INCOME:
  Service charges on deposit accounts                      98           52          270          124
  Gain on sale of SBA loans                               534          615        1,920        1,497
  Other non interest income                               202           82          545          238
                                                   _______________________   _______________________
     TOTAL OTHER INCOME                                   834          749        2,735        1,859
                                                   _______________________   _______________________

OTHER EXPENSES:
  Salaries and benefits                                 2,050        1,805        5,623        4,787
  Premises and fixed assets                               476          392        1,522        1,078
  Other                                                   782          630        2,372        1,675
                                                   _______________________   _______________________
     TOTAL OTHER EXPENSES                               3,308        2,827        9,517        7,540
                                                   _______________________   _______________________

INCOME BEFORE INCOME TAXES                              1,385          473        3,236          880
Income taxes                                              568                     1,329            -
                                                   _______________________   _______________________
NET INCOME                                         $      817   $      473   $    1,907   $      880
                                                   =======================   =======================

Basic earnings per share                           $     0.13   $     0.08   $     0.32   $     0.15
                                                   =======================   =======================
Diluted earnings per share                         $     0.12   $     0.07   $     0.29   $     0.14
                                                   =======================   =======================
Average common shares outstanding                   6,055,227    6,051,584    6,053,049    6,050,566
                                                   =======================   =======================
Average common and equivalent shares outstanding    6,589,985    6,435,407    6,591,627    6,294,794
                                                   =======================   =======================


The accompanying notes are an integral part of the financial statements.

                 BRIDGE CAPITAL HOLDINGS
           Statements of Cash Flows (unaudited)
                  (dollars in thousands)
                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 _______________________________
                                                                     2004               2003
                                                                   ________           ________
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                       $  1,907           $    880
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                     1,385                564
      Depreciation and amortization                                     682                501
      Increase in accrued interest receivable and other
        assets                                                      (10,291)              (272)
      Increase in accrued interest payable and other
         liabilities                                                  1,598                746
                                                                   ________           ________
          Net cash (used in) provided by operating
            activities                                               (4,719)             2,419
                                                                   ________           ________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of securities available for sale                         (17,554)            (5,792)
  Proceeds from maturity of securities available for sale            15,200             12,277
  Net increase in loans                                             (85,731)           (40,998)
  Purchase of fixed assets                                           (1,166)              (203)
                                                                   ________           ________
          Net cash used in investing activities                     (89,251)           (34,716)
                                                                   ________           ________

CASH FLOW FROM FINANCING ACTIVITIES:

  Net increase in deposits                                          102,542             62,458
  Common stock issued                                                    69                 10
                                                                   ________           ________
Net cash provided by financing activities                           102,611             62,468
                                                                   ________           ________

NET INCREASE IN CASH AND EQUIVALENTS:                                 8,641             30,171
Cash and equivalents at beginning of period                          57,547             34,846
                                                                   ________           ________
Cash and equivalents at end of period                              $ 66,188           $ 65,017
                                                                   ========           ========


OTHER CASH FLOW INFORMATION:
  Cash paid for interest                                           $  2,034           $  1,572
                                                                   ========           ========
  Cash paid for income taxes                                       $  1,231           $      -
                                                                   ========           ========

The accompanying notes are an integral part of the financial statements.

                             BRIDGE CAPITAL HOLDINGS
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying  unaudited financial statements of Bridge Capital Holdings (the
Bank) have been prepared in accordance with generally accepted accounting principals applicable in the United States of America and pursuant to the rules and regulations of the SEC. The interim financial data as of September 30, 2004 and for the three and nine months ended September 30, 2004 and September 30, 2003 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. For further information refer to the audited financial statements of The Company for the year ended December 31, 2003. Results of operations for the quarter and nine months ended September 30, 2004, are not necessarily indicative of full year results.


On October 1, 2004, Bridge Bank, National Association announced completion of a bank holding company structure which was approved by shareholders at the Bank's annual shareholders' meeting held on May 20, 2004. The bank holding company, formed as a California corporation, is named Bridge Capital Holdings. Information in this report dated prior to September 30, 2004 in for Bridge Bank, N.A.

Bridge Capital Holdings was formed for the purpose of serving as the holding company for Bridge Bank and will be supervised by the Board of Governors of the Federal Reserve System. Effective October 1, 2004, Bridge Capital Holdings acquired 100% of the voting shares of Bridge Bank, National Association. As a result of the transaction, the former shareholders of Bridge Bank received one share of common stock of Bridge Capital Holdings for every one share of common stock of Bridge Bank owned.


Prior to the share exchange, the common stock of the Bank had been registered with the Office of Comptroller of the Currency. As a result of the share exchange, common stock of Bridge Capital Holdings is now considered registered with the Securities and Exchange Commission. Future filings will be made with the SEC rather than the Office of the Comptroller of the Currency and will be available on the SEC's website, HTTP://WWW.SEC.GOV as well as on the Company's website HTTP://WWW.BRIDGEBANK.COM.


The comparative balance sheet information as of December 31, 2003 is derived from the audited financial statements.

Certain amounts in the prior years' financial statements have been reclassified to conform with the current presentation. These reclassifications have no effect on the previously reported income.

USE OF ESTIMATES.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE.

Basic net income per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. Common stock equivalents are included in the diluted net income per share calculation to the extent these shares are dilutive.


Earnings per share calculation

                                     Quarter ended September 30,  Nine months ended September 30,
                                     ___________________________  _______________________________
                                         2004          2003           2004              2003
                                      __________    __________     __________        __________
Net income                            $  817,000    $  473,000     $1,907,000        $  880,000
                                      __________    __________     __________        __________

Weighted average shares used in
  computing:
    Basic earnings per share           6,055,227     6,051,584      6,053,049         6,050,566
    Dilutive potential common shares
      related to stock options using
    the treasury stock method            534,758       383,823        538,578           244,228
                                      __________    __________     __________        __________
Total average shares and equivalents   6,589,985     6,435,407      6,591,627         6,294,794

Basic earnings per share              $     0.13    $     0.08     $     0.32        $     0.15
                                      ==========    ==========     ==========        ==========
Diluted earnings per share            $     0.12    $     0.07     $     0.29        $     0.14
                                      ==========    ==========     ==========        ==========

All options are dilutive.



STOCK OPTIONS

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation" as amended by SFAS No. 148 "Accounting for Stock -Based Compensation. Under the provisions of SFAS No. 123, the Bank is encouraged, but not required, to measure compensation costs related to its employee stock compensation plan under the fair value method. If the Bank elects not to recognize compensation expense under this method, it is required to disclose the pro forma net income and net income per share effects based on SFAS No. 123 fair value methodology. The Bank has elected to adopt the disclosure provisions of this statement.

         The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in its accounting for stock options. All stock options are granted at fair value at the date of the grant. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net income per share would have changed to the pro forma amounts indicated below.

         Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing model, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions;

WEIGHTED AVERAGE ASSUMPTIONS
                                         September 30,  September 30,
                                              2004           2003
                                         ____________________________

Expected life                              52 months      60 months

Stock Volatility                             19.86%         14.00%

Risk free interest rate                       4.09%          2.28%

Dividend yield                                0.00%          0.00%

          The Company's stock options generally vest annually over a period of 3 to 4 years. If the computed fair value of the 2004 and 2003 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                      Quarter ended               Nine months
                                      September 30,              September 30,
                                  _____________________    _________________________
                                    2004        2003          2004         2003
                                  _________   _________    ___________     _________

Net income as reported            $ 817,000   $ 473,000    $ 1,907,000     $ 880,000
Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects        (45,000)    (77,000)      (159,000)     (274,000)
Pro forma net income              $ 772,000   $ 396,000    $ 1,748,000     $ 606,000

Earnings per share:
  Basic-as reported               $    0.13   $    0.08         $ 0.32     $    0.15
  Basic-pro forma                 $    0.13   $    0.07         $ 0.29     $    0.10

  Diluted-as reported             $    0.12   $    0.07         $ 0.29     $    0.14
  Diluted-pro forma               $    0.12   $    0.06         $ 0.27     $    0.10



COMPREHENSIVE INCOME.

         SFAS No. 130, "Reporting Comprehensive Income" requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had cumulative other comprehensive income (loss) totaling $(73,000), net of tax, at September 30, 2004. The Company had no other comprehensive income for the quarter ended September 30, 2003.



 (dollars in thousands)          Quarter ended September 30,    Nine months ended September 30,
                                 ___________________________    _______________________________
                                    2004             2003            2004              2003
                                   _____            _____          ______             _____

Net income                         $ 817            $ 473          $1,907             $ 880

Other comprehensive earnings-
 Net unrealized gains on
 securities available for sale       (73)               -             (73)                -
                                   _____            _____          ______             _____

Total comprehensive income         $ 744            $ 473          $1,834             $ 880
                                   =====            =====          ======             =====


SEGMENT INFORMATION.

         SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information, requires certain information about the operating segments of the Bank. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environment in which it operates to help users of financial statements better understand its performance, better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined that it has one segment, general commercial Banking, and therefore, it is appropriate to aggregate the Company's operations into single operating segment.

2.  SECURITIES

The amortized cost and approximate fair values of securities at September 30, 2004 and December 31, 2003 are as follows:


(dollars in thousands)
                                                       as of September 30, 2004
                                              ______________________________________________
                                                              Gross Unrealized
                                                             __________________       Fair
                                                Cost         Gains       Losses       Value
                                              ______________________________________________
  U. S. Treasury Securities                   $     99         $  -      $    -     $     99
  U. S. Government Agency Securities            26,438            1        (124)      26,315
  Money Market Mutual Funds                          -            -           -            -
                                              ______________________________________________
Total securities available for sale             26,537            1        (124)      26,414
                                              ______________________________________________
  Total investment securities portfolio       $ 26,537          $ 1      $ (124)    $ 26,414
                                              ==============================================

                                                       as of December 31, 2003
                                              ______________________________________________
                                                              Gross Unrealized
                                                             __________________       Fair
                                              Cost           Gains       Losses       Value
                                              ______________________________________________
  U. S. Treasury Securities                   $    100         $  -      $    -     $    100
  U. S. Government Agency Securities            14,236           13          (2)      14,247
  Money Market Mutual Funds                     10,000            -           -       10,000
                                              ______________________________________________
Total securities available for sale             24,336           13          (2)      24,347
                                              ______________________________________________
  Total investment securities portfolio       $ 24,336         $ 13      $   (2)    $ 24,347
                                              ==============================================

The scheduled maturities of securities available for sale at September 30, 2004 were as follows:

MATURITY OF INVESTMENT SECURITIES PORTFOLIO
(dollars in thousands)
Securities available for sale                          September 30, 2004
__________________________________________________________________________
                                                     Amortized      Fair
                                                       Cost         Value
                                                     _____________________

Due in one year or less                               $10,131      $10,113
Due after one year through five years                  16,406       16,301
Due after five years through ten years                      0            0
Due after ten years                                         0            0
                                                      ____________________
  Total securities available for sale                  26,537       26,414
                                                      ____________________
    Total Investment securities                       $26,537      $26,414
                                                      ====================


         As of September 30, 2004, investment securities with carrying values of approximately $99,000 were pledged as collateral at the Federal Reserve Bank for Treasury Tax and Loans. As of September 30, 2004 there were no unrealized losses attributable to securities invested for a period greater than 12 months.


3.       LOANS


The balances in the various loan categories are as follows as of September 30, 2004 and December 31, 2003.

(in thousands)
                                               September 30,      December 31,
                                                   2004               2003
                                               _______________________________
Commercial and other                              $ 94,071          $ 73,846
SBA                                                 41,370            39,412
Real estate construction                            44,784            35,065
Real estate other                                   76,939            28,036
Factoring and asset based lending                   19,839            13,106
Other                                                3,280             4,984
                                                  __________________________
  Loans, gross                                     280,283           194,449
Net deferred loan fees                                (974)             (713)
                                                  __________________________
  Total loan portfolio                             279,309           193,736
Less allowance for credit losses                    (3,910)           (2,683)
                                                  __________________________
     Loans, net                                   $275,399          $191,053
                                                  ==========================


         The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. Of the $41.4 million in SBA loans in the loan portfolio at September 30, 2004, $10.2 million was classified as held for sale. At September 30, 2004 and December 31, 2003, the fair value of SBA loans held for sale exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

4.       PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at September 30, 2004 and December 31, 2003 are comprised of the following:


September 30, 2004
______________________                                      Accumulated       Net Book
                                               Cost         Depreciation       Value
                                              _______       ____________      ________
Leasehold improvements                        $ 1,560         $   (410)        $ 1,150
Furniture and fixtures                            622             (245)            377
Capitalized software                              912             (528)            384
Equipment                                         800             (559)            241
                                              _______         ________         _______
     Totals                                   $ 3,894         $ (1,742)        $ 2,152
                                              =======         ========         =======

December 31, 2003
______________________                                      Accumulated       Net book
                                               Cost         Depreciation       Value
                                              _______       ____________      ________
Leasehold improvements                        $   981         $   (279)        $   702
Furniture and fixtures                            391             (165)            226
Capitalized Software                              655             (369)            286
Equipment                                         790             (489)            301
                                              _______         ________         _______
     Totals                                   $ 2,817         $ (1,302)        $ 1,515
                                              =======         ========         =======



5.       INCOME TAXES

         The Company's effective tax rate was 41.00% for the period ended September 30, 2004 and 0% for the nine months ended September 30, 2003 as a result of net operating losses and net operating loss carryforward. Income tax expense of $200K and a release of valuation allowance with respect to a net deferred tax asset of approximately $2.0 million were recognized in the fourth quarter of 2003 as the Company determined that the net deferred tax asset met the realizability standards of SFAS No. 109.

6.       MANAGEMENT REPRESENTATION

         Any unaudited interim financial statements furnished shall reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. A statement to that effect shall be included. Such adjustments shall include, for example, appropriate estimated provisions for bonus and profit sharing arrangements normally determined or settled at year end. If all such adjustments are of a normal recurring nature, a statement to that effect shall be made; otherwise, there shall be furnished information describing in appropriate details the nature and amount of any adjustments other than normal recurring adjustments entering into the determination of the results shown.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


         Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the Banking industry; (2) changes in interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) costs and expenses of complying with the internal control provisions of the Sarbanes-Oxley Act and our degree of success in achieving compliance and (7) changes in securities markets. Therefore, the information in this quarterly report should be carefully considered when evaluating business prospects of the Company.

CRITICAL ACCOUNTING POLICIES

         Our accounting policies are integral to understanding the results reported. Our most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

         Allowance for Loan Losses: The allowance for loan losses represents management's best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management's assessment of several factors: reviews and evaluation of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences, the level of classified and nonperforming loans and the results of regulatory examinations.

         Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

         Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

         The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At September 30, 2004 and December 31, 2003, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

         In calculating gain on the sale of SBA loans, the Company performs an allocation based on the relative fair values of the sold portion and retained portion of the loan. The Company's assumptions are validated by reference to external market information.

         Available-for-sale securities: the fair value of most securities classified as available-for-sale is based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

         Deferred tax assets: We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset will not be realized and our net income will be reduced.

         Supplemental Employee Retirement Plan: The Company has entered into supplemental employee retirement agreements with certain executive and senior officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement, and expected benefit levels. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

SELECTED FINANCIAL DATA

         The following presents selected financial data and ratios as of and for the quarter and nine months ended September 30, 2004 and 2003.


STATEMENT OF OPERATIONS DATA:
(dollars in thousands)                 Quarter ended September 30,   Nine months ended September 30,
                                       ___________________________   _______________________________
                                          2004            2003           2004               2003
                                        _________       _________     __________         __________
Interest income                         $   5,154       $   3,227     $   13,424         $    8,673
Interest expense                              684             594          2,021              1,548
                                        _________       _________     __________         __________
Net interest income                         4,470           2,633         11,403              7,125
Provision for credit losses                   611              82          1,385                564
                                        _________       _________     __________         __________
Net interest income after provision
  for credit losses                         3,859           2,551         10,018              6,561
                                        _________       _________     __________         __________
Noninterest income                            834             749          2,735              1,859
Noninterest expenses                        3,308           2,827          9,517              7,540
                                        _________       _________     __________         __________
Income before income taxes                  1,385             473          3,236                880
Income taxes                                  568               -          1,329                  -
                                        _________       _________     __________         __________
Net income                              $     817       $     473     $    1,907         $      880
                                        =========       =========     ==========         ==========

PER SHARE DATA:
Basic income per share                     $ 0.13          $ 0.08         $ 0.32             $ 0.15
                                        =========       =========     ==========         ==========
Diluted income per share                   $ 0.12          $ 0.07         $ 0.29             $ 0.14
                                        =========       =========     ==========         ==========
Shareholders' equity per share             $ 5.25          $ 4.54         $ 5.25             $ 4.54
                                        =========       =========     ==========         ==========
Cash dividend per common share             $    -          $    -         $    -             $    -
                                        =========       =========     ==========         ==========

                                       Quarter ended September 30,
BALANCE SHEET DATA:                      2004            2003
__________________                     ___________________________
Balance sheet totals:
  Assets                               $  384,561       $ 245,282
  Loans, net                              275,399         166,779
  Deposits                                348,936         215,817
  Shareholders' equity                     31,850          27,454

Average balance sheet amounts:
  Assets                               $  348,666       $ 231,044
  Loans, net                              258,923         163,859
  Deposits                                314,547         202,424
  Shareholders' equity                     31,282          27,183

SELECTED RATIOS:
Return on average equity                    10.45%           6.96%
Return on average assets                     0.94%           0.82%
Efficiency ratio                            62.37%          83.59%
Leverage capital ratio                       9.13%          11.88%
Net chargeoffs to average loans              0.00%           0.00%
Allowance for loan losses to total loans     1.40%           1.42%
Average equity to average assets             8.97%          11.77%


SUMMARY OF FINANCIAL RESULTS - QUARTER ENDED SEPTEMBER 30, 2004

         The Company reported net income of $817,000 ($0.13 basic and $0.12 diluted earnings per share) for the quarter ended September 30, 2004 as compared to $473,000 ($0.08 basic and $0.07 diluted earnings per share) for the quarter ended September 30, 2003. The increase in net income resulted primarily from increases in net interest income and non-interest income offset, in part, by increases in provisions for credit losses, operating expenses and income tax expense.

The table below highlights the changes in the nature and sources of income and expense.

                                      Quarter ended September 30,
                                      ___________________________
                                         2004            2003       Change
Operations                              _______         _______     _______
(dollars in thousands)

Interest income                         $ 5,154         $ 3,227     $ 1,927
Interest expense                            684             594          90
                                        _______         _______     _______

Net interest income                       4,470           2,633       1,837
Provision for credit losses                 611              82         529
                                        _______         _______     _______

Net interest income after provision
  for credit losses                       3,859           2,551       1,308
                                        _______         _______     _______
Other income                                834             749          85
Other expenses                            3,308           2,827         481
                                        _______         _______     _______
Income before income taxes                1,385             473         912

Income taxes                                568               -         568
                                        _______         _______     _______
Net income                              $   817         $   473     $   344
                                        =======         =======     =======


NET INTEREST INCOME AND MARGIN

         Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended September 30, 2004 and 2003.

                                                    Three months ended September 30,
                                                2004                              2003
                                 --------------------------------  --------------------------------
                                                          (in thousands)
                                             YIELDS   INTEREST                  YIELDS   INTEREST
                                   AVERAGE     OR      INCOME/       AVERAGE      OR     INCOME/
                                   BALANCE    RATES    EXPENSE       BALANCE    RATES    EXPENSE
                                 --------------------------------  --------------------------------
ASSETS
Interest earning assets:
  Loans (1)                         $263,359    7.4%     $ 4,904      $166,702     7.4%    $ 3,098
  Federal funds sold                  28,655    1.4%         102        43,106     1.0%        108
  Investment securities (2)           30,666    1.9%         148         9,027     0.9%         21
                                 --------------------------------  --------------------------------
Total interest earning assets        322,680    6.4%       5,154       218,835     5.9%      3,227
                                             --------------------              --------------------

Noninterest-earning assets:
  Cash and due from banks             19,850                            11,564
  All other assets (3)                 6,136                               645
                                 ------------                      ------------
      TOTAL                         $348,666                          $231,044
                                 ============                      ============

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                           $  2,866    0.4%     $     3      $  3,309     0.6%    $     5
   Savings and money market          141,255    1.2%         438        74,335     1.5%        280
   Time                               47,014    2.1%         243        49,605     2.5%        309
                                 --------------------------------  --------------------------------
Total interest bearing liabilities   191,135    1.4%         684       127,249     1.9%        594
                                             --------------------              --------------------

Noninterest-bearing liabilities:
   Demand deposits                   123,412                            75,175
   Accrued expenses and
     other liabilities                 2,837                             1,437
Shareholders' equity                  31,282                            27,183
                                 ------------                      ------------
    TOTAL                           $348,666                          $231,044
                                 ============                      ============

                                                     ------------                       -----------
Net interest income                             5.5%     $ 4,470                   4.8%    $ 2,633
                                             ====================              ====================


         (1) Loan fee amortization of $569,000 and 306,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
         (2)   Interest  income is  reflected  on an actual  basis,  not a fully taxable equivalent basis. Yields are based on amortized cost.
         (3)   Net of average  allowance  for credit  losses of  $3,572,000  and
               $2,345,000, respectively.

INTEREST INCOME

         The average balance sheet and the general interest rate environment drive net interest income. Net interest income for the quarter ended September 30, 2004 was $4,470,000 comprised of $5,154,000 in interest income and $684,000 in interest expense. Net interest income for the three months ended September 30, 2003 was $2,633,000 comprised of $3,227,000 in interest income and $594,000 in interest expense. Net interest income for the quarter ended September 30, 2004 represented an increase of $1.8 million or 70% over the same period one year earlier.

         The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2004 and 2003. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

VOLUME/RATE ANALYSIS
 (dollars in thousands)                   Quarter ended September 30,
                                                 2004 vs. 2003
                                     _____________________________________
                                              Increase (decrease)
                                               due to change in
                                     _____________________________________
                                      Average         Average      Total
                                      Volume           Rate        Change
                                     _________        _______      _______
 Interest income:
   Loans                               $ 1,796         $  10       $ 1,806
   Federal funds sold                      (36)           30            (6)
   Investment securities                    50            77           127
                                     _________        _______      _______
      Total interest income              1,810 #         117         1,927
                                     _________        _______      _______

 Interest expense:
   Demand                                   (1)           (1)           (2)
   Savings                                 252           (94)          158
   Time                                    (16)          (50)          (66)
                                     _________        _______      _______
       Total interest expense              235 #        (145)           90
                                     _________        _______      _______

 Change in net interest income         $ 1,575         $ 262       $ 1,837
                                     =========        =======      =======

         The increase in net interest income was primarily due to growth in average earning assets. Average earning assets for the quarter ended September 30, 2004 were $322.7 million and represented growth of $103.9 million or 48% over $218.8 million for the same period in 2003. The net interest margin (net interest income divided by average earning assets) was 5.5% for the quarter ended September 30, 2004 and compared to 4.8% for the same quarter in 2003.

         Average gross loans were $263.3 million for the three months ended September 30, 2004, an increase of $96.6 million or 58% over $166.7 million for the same period one year earlier. The average yield on loans was 7.4% for the quarter ended September 30, 2004 and compared to 7.4% for the same quarter in 2003. During the quarter ended September 30, 2004, the ratio of average gross loans to average deposits (one measure of leverage) increased to 83.7% from 82.4% in the comparable period of 2003. In addition, average loans comprised 81.6% of average earning assets in the three months ended September 30, 2004 compared to 76.2% in the first quarter of 2003. Primarily as a result of the increased leverage, the yield on average earning assets increased to 6.4% in the three months ended September 30, 2004 from 5.9% in 2003.

         Other earning assets, consisting of investment securities, federal funds sold and interest bearing deposits in other Banks, averaged $59.3 million for the quarter ended September 30, 2004, an increase of $7.2 million or 13.8% from $52.1 million for the three months ended September 30, 2003.

INTEREST EXPENSE

         Interest expense was $684,000 for the quarter ended September 30, 2004, which represented an increase of $90,000 or 15.2% over $594,000 for the comparable period of 2003. The increase in interest expense reflects growth in average interest-bearing liabilities in 2004 compared to 2003. Average interest-bearing liabilities were $191.1 million for the three months ended September 30, 2004, an increase of $63.9 million, or 50.2%, over $127.2 million for the same period one year earlier. The average rate paid on interest-bearing liabilities was 1.4% in the quarter ended September 30, 2004 compared to 1.9% in the second quarter of 2003.

         Net interest income is the principal source of the Company's operating earnings. Significant factors affecting net interest income are: rates, volumes and mix of the loan, investment and deposit portfolios. Due to the nature of the

Company's lending markets, in which the majority of loans are generally tied to Prime Rate, it is believed that an increase in interest rates should positively affect the Company's future earnings, while a decline should have a negative impact. However, it is not feasible to provide an accurate measure of such a change because of the many factors (many of them uncontrollable) influencing the result.

PROVISION FOR CREDIT LOSSES

         The Bank maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Bank provided $611,000 to the allowance for credit losses for the three months ended September 30, 2004, as compared to $82,000 for the same period in 2003. There were no loans charged off and $9,000 in recoveries during the three months ended September 30, 2004. There were no charge-offs and $8,000 in recoveries during the comparable three month period ended September 30, 2003. At September 30, 2004, the allowance for credit losses was $3,910,000 representing 1.40% of total loans, as compared to $2,414,000 representing 1.42% of total loans at September 30, 2003 and $2,683,000 representing 1.38% of total loans at December 31, 2003.

         The following schedule summarizes the activity in the allowance for credit losses:

                                                        Quarter ended
                                                September 30,   September 30,
                                                    2004            2003
                                               --------------------------------
Balance, beginning of period                           $ 3,290         $ 2,324
Loans charged off by category:
  Commercial and other                                       -               -
  Real estate Construction                                   -               -
  Real estate term                                           -               -
  Factoring and asset-based                                  -               -
  Consumer                                                   -               -
                                               --------------------------------
    Total chargeoffs                                         -               -
                                               --------------------------------
Recoveries by category:
  Commercial and other                                       9               8
  Real estate Construction                                   -               -
  Real estate term                                           -               -
  Factoring and asset-based                                  -               -
  Consumer                                                   -               -
                                               --------------------------------
    Total recoveries                                         9               8
                                               --------------------------------
Net (recoveries) chargeoffs                                  9               8
Provision charged to expense                               611              82
                                               --------------------------------
Balance, end of period                                 $ 3,910         $ 2,414
                                               ================================

Ratio of net charge-offs during the
  period to average loans outstanding                     0.00%           0.00%
Ratio of allowance for credit losses
  to loans outstanding at end of period                   1.40%           1.42%
Allowance to nonperforming loans
  at end of period                                      358.06%              -


         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were two non-accrual loans totaling $1,092,000 at September 30, 2004 and one non-accrual loan totaling $59,000 at December 31, 2003.

         Non-accrual loans at September 30, 2004 consisted of two SBA loans totaling $1,092,000. Both loans carry 75% guarantees from the U.S. Small
Business Administration. The guaranteed portion of the first loan was sold to the secondary market with a remaining liability to The Company of $56,000. The loan is secured by business assets, and though the borrower continues to make monthly principal and interest payments, the Company's prospects for full repayment remain uncertain. The second loan totaling $1,036,000, is secured by real estate and business assets, though the value of the business assets are currently believed to be negligible. The analysis of the Company's potential loss is ongoing, however management believes that reserves are adequate to address the Company's potential exposure.

         In addition, at September 30, 2004 and December 31, 2003, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         At September 30, 2004 and December 31, 2003 there were no properties owned by the Bank acquired through the foreclosure process and there were no restructured loans.

         The following table summarizes nonperforming loans at September 30, 2004 and December 31, 2003.


Nonperforming Loans                                                 September 30,   December 31,
(dollars in thousands)                                                  2004            2003
                                                                   -------------------------------

Loans accounted for on a non-accrual basis                                 $ 1,092           $ 59
Loans restructured and in compliance with modified terms                         -              -
Other loans with principal or interest contracturally past due
  90 days or more                                                                -              -
                                                                   -------------------------------

                                                                           $ 1,092           $ 59
                                                                   ===============================


Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's loan portfolio, which includes approximately $43 million in real estate and $79 million in construction and land loans, representing approximately 43% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

OTHER INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the three months ended September 30, 2004 and 2003.

 OTHER INCOME
 (dollars in thousands)                  2004                      2003
                                     -----------------------   ------------------------
                                        Amount     Percent        Amount     Percent
                                     -----------------------   ------------------------

 Gain on sale of SBA loans                 $ 534      64.0%          $ 576       76.9%
 SBA loan servicing income                    88      10.5%             44        5.9%
 Depositor service charges                    98      11.8%             53        7.1%
 Other operating income                      114      13.7%             76       10.1%
                                     ------------              ------------

                                           $ 834     100.0%          $ 749      100.0%
                                     ============              ============


         Other income totaled $834,000 in the second quarter of 2004, an increase of $85,000 or 11.3% over $749,000 in 2003. Other income consists primarily of net gains recognized on sales of SBA loans, SBA loan packaging fees and service charge income on deposit accounts.

OTHER EXPENSE

         The components of other expense are set forth in the following table for the three months ended September 30, 2004 and 2003.

Other Expense as a Percent of Average Earning Assets
 (dollars in thousands)          2004                       2003
                             ------------------------   ------------------------
                                Amount     Percent         Amount     Percent
                             ------------------------   ------------------------

 Salaries and benefits           $ 2,050        2.5%        $ 1,806        3.3%
 Occupancy                           339        0.4%            240        0.4%
 Furniture and equipment             138        0.2%            151        0.3%
 Data processing                     185        0.2%            132        0.2%
 Legal and professional              102        0.1%            101        0.2%
 Other                               494        0.6%            397        0.7%
                             ------------               ------------

                                 $ 3,308        4.1%        $ 2,827        5.2%
                             ============               ============

         Operating expenses were $3,308,000 for the three months ended September 30, 2004, an increase of $481,000 or 17.0% from $2,827,000 at September 30,
2003. As a percentage of average earning assets, other expenses for the three months ended September 30, 2004 and 2003 were 4.2% and 5.2%, respectively, on an annualized basis. In 2004, operating expenses were comprised primarily of salaries and benefits of $2,050,000, which compared to $1,806,000 in 2003, and occupancy expense of $339,000 which compared to $240,000 on 2003. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At September 30, 2004, the Bank employed 73 FTE compared to 56 FTE on the same date one year earlier. The increase in occupancy expense is primarily due to expense related to the new facility at 55 Almaden Blvd, San Jose, California which opened in the first quarter of 2004.

SUMMARY OF FINANCIAL RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 2004

         The Company reported net income of $1,907,000 ($0.32 basic and $0.29 diluted earnings per share) for the nine months ended September 30, 2004 as compared to $880,000 ($0.15 basic and $0.14 diluted earnings per share) for the nine months ended September 30, 2003. The increase in net income resulted primarily from increases in net interest income and non-interest income offset, in part, by increases in provisions for loan losses, operating expenses and income tax expense.

The table below highlights the changes in the nature and sources of income and expense.

                                Nine months ended September 30,
Operations                          2004              2003          Change
                               ---------------  ---------------  ------------
(dollars in thousands)

Interest income                      $ 13,424          $ 8,673       $ 4,751
Interest expense                        2,021            1,548           473
                               ---------------  ---------------  ------------

Net interest income                    11,403            7,125         4,278
Provision for credit losses             1,385              564           821
                               ---------------  ---------------  ------------

Net interest income after
  provision for credit losses          10,018            6,561         3,457
                               ---------------  ---------------  ------------
Other income                            2,735            1,859           876
Other expenses                          9,517            7,540         1,977
                               ---------------  ---------------  ------------
Income before income taxes              3,236              880         2,356

Income taxes                            1,329                -         1,329
                               ---------------  ---------------  ------------
Net income                           $  1,907          $   880       $ 1,027
                               ===============  ===============  ============


NET INTEREST INCOME AND MARGIN

         Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the nine months ended September 30, 2004 and 2003.

                                                       Nine months ended September 30,
                                                2004                               2003
                                 ---------------------------------- ----------------------------------
                                                             (in thousands)
                                               YIELDS   INTEREST                  YIELDS   INTEREST
                                   AVERAGE       OR      INCOME/      AVERAGE       OR      INCOME/
                                   BALANCE     RATES     EXPENSE      BALANCE     RATES     EXPENSE
                                 ---------------------------------- ----------------------------------
ASSETS
Interest earning assets:
  Loans (1)                         $ 229,744     7.4%     $12,671     $ 151,984     7.3%     $ 8,328
  Federal funds sold                   44,615     1.1%         357        32,319     1.1%         269
  Investment securities (2)            31,222     1.7%         396         9,552     1.1%          76
                                 ---------------------------------- ----------------------------------
Total interest earning assets         305,581     5.9%      13,424       193,855     6.0%       8,673
                                              ---------------------              ---------------------

Noninterest-earning assets:
  Cash and due from banks              17,604                             10,584
  All other assets (3)                  3,520                                786
                                 -------------                      -------------
      TOTAL                         $ 326,705                          $ 205,225
                                 =============                      =============

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                           $   3,751     0.6%     $    17     $   3,291     0.7%     $    17
   Savings and money market           130,822     1.3%       1,254        56,473     1.5%         645
   Time                                45,792     2.2%         750        47,528     2.5%         886
   Other                                    -        -           -             2     0.0%           -
                                 ---------------------------------- ----------------------------------
Total interest bearing liabilities    180,365     1.5%       2,021       107,294     1.9%       1,548
                                              ---------------------              ---------------------

Noninterest-bearing liabilities:
   Demand deposits                    113,723                             69,706
   Accrued expenses and
     other liabilities                  2,432                              1,328
Shareholders' equity                   30,185                             26,897
                                 -------------                      -------------
    TOTAL                           $ 326,705                          $ 205,225
                                 =============         ------------ =============         ------------
Net interest income                               5.0%     $11,403                   4.9%     $ 7,125
                                              =====================              =====================

         (1) Loan fee amortization of $1,495,000 and 866,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
         (2)  Interest  income  is  reflected  on an actual  basis,  not a fully taxable equivalent basis. Yields are based on amortized cost.
         (3)  Net of average  allowance  for  credit  losses of  $3,115,000  and
              $2,108,000, respectively.

INTEREST INCOME

         The average balance sheet and the general interest rate environment drive net interest income. Net interest income for the nine months ended September 30, 2004 was $11,403,000 comprised of $13,424,000 in interest income and $2,021,000 in interest expense. Net interest income for the nine months ended September 30, 2003 was $7,125,000 comprised of $8,673,000 in interest income and $1,548,000 in interest expense. Net interest income for the nine months ended September 30, 2004 represented an increase of $4.3 million or 60% over the same period one year earlier.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2004 and 2003. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

 VOLUME/RATE ANALYSIS
 (dollars in thousands)                        Nine months ended
                                                  2004 vs. 2003
                                  ---------------------------------------------
                                               Increase (decrease)
                                                 due to change in
                                  ------------    -------------    ------------
                                    Average          Average          Total
                                     Volume           Rate            Change
                                  ------------    -------------    ------------
 Interest income:
   Loans                              $ 4,261             $ 82         $ 4,343
   Federal funds sold                     102              (14)             88
   Investment securities                  172              148             320
    Other                                   -                -               -
                                  ------------    -------------    ------------
      Total interest income             4,535              217           4,752
                                  ------------    -------------    ------------

 Interest expense:
   Demand                                   2               (2)              -
   Savings and money market               849             (240)            609
   Time                                   (32)            (104)           (136)
   Other                                    -                -               -
                                  ------------    -------------    ------------
       Total interest expense             819             (346)            473
                                  ------------    -------------    ------------

 Change in net interest income        $ 3,716            $ 563         $ 4,279
                                  ============    =============    ============

         The increase in net interest income was primarily due to growth in average earning assets. Average earning assets for the nine months ended September 30, 2004 were $305.6 million and represented growth of $111.7 million or 58% over $193.9 million for the same period in 2003. The net interest margin (net interest income divided by average earning assets) was 5.0% for the nine months ended September 30, 2004 and compared to 4.9% for the same nine months in 2003.

         Average gross loans were $229.7 million for the nine months ended September 30, 2004, an increase of $77.7 million or 51% over $152.0 million for the same period one year earlier. The average yield on loans was 7.4% for the nine months ended September 30, 2004 and compared to 7.3% for the same nine months in 2003. During the nine months ended September 30, 2004, the ratio of average gross loans to average deposits (one measure of leverage) decreased to 78.1% from 85.9% in the comparable period of 2003. In addition, average loans comprised 75.2% of average earning assets in the nine months ended September 30, 2004 compared to 78.4% in the first nine months of 2003. Primarily as a result of the change in composition of average earning assets, the yield on average earning assets decreased to 5.9% in the nine months ended September 30, 2004 from 6.0% in 2003.

         Other earning assets, consisting of investment securities, federal funds sold and interest bearing deposits in other banks, averaged $75.8 million for the nine months ended September 30, 2004, an increase of $33.9 million or 77.4% from $41.9 million for the nine months ended September 30, 2003.

INTEREST EXPENSE

         Interest expense was $2,021,000 for the nine months ended September 30, 2004, which represented an increase of $473,000 or 30.6% over $1,548,000 for the comparable period of 2003. The increase in interest expense reflects growth in average interest-bearing liabilities in 2004 compared to 2003. Average interest-bearing liabilities were $180.4 million for the nine months ended September 30, 2004, an increase of $70.1 million, or 68.1%, over $107.3 million for the same period one year earlier. The average rate paid on interest-bearing liabilities was 1.5% in the nine months ended September 30, 2004 compared to 1.90% in the first nine months of 2003.

         Net interest income is the principal source of the Company's operating earnings. Significant factors affecting net interest income are: rates, volumes and mix of the loan, investment and deposit portfolios. Due to the nature of the Company's lending markets, in which the majority of loans are generally tied to Prime Rate, it is believed that an increase in interest rates should positively affect the Company's future earnings, while a decline should have a negative impact. The risk is mitigated to some degree in a declining rate environment by the implementation of rate floors in a portion of the loans that are tied to Prime Rate. However, it is not feasible to provide an accurate measure of such a change because of the many factors (many of them uncontrollable) influencing the result.

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $1,385,000 to the allowance for credit losses for the nine months ended September 30, 2004, as compared to $564,000 for the same period in 2003. There were $190,000 in loans charged off and $32,000 in recoveries during the nine months ended September 30, 2004. There were no charge-offs and $85,000 in recoveries during the comparable nine month period ended September 30, 2003. At September 30, 2004, the allowance for credit losses was $3,910,000 representing 1.40% of total loans, as compared to $2,414,000 representing 1.42% of total loans at September 30, 2003 and $2,683,000 representing 1.38% of total loans at December 31, 2003.

         The following schedule summarizes the activity in the allowance for credit losses:

                                               Nine months ended
                                                 September 30,
                                               2004          2003
                                          ----------------------------
Balance, beginning of period                     $ 2,683      $ 1,765
Loans charged off by category:
  Commercial and other                               190            -
  Real estate Construction                             -            -
  Real estate term                                     -            -
  Factoring and asset-based                            -            -
  Consumer                                             -            -
                                          ----------------------------
    Total chargeoffs                                 190            -
                                          ----------------------------
Recoveries by category:
  Commercial and other                                32           85
  Real estate Construction                             -            -
  Real estate term                                     -            -
  Factoring and asset-based                            -            -
  Consumer                                             -            -
                                          ----------------------------
    Total recoveries                                  32           85
                                          ----------------------------
Net chargeoffs (recoveries)                          158          (85)
Provision charged to expense                       1,385          564
                                          ----------------------------
Balance, end of year                             $ 3,910      $ 2,414
                                          ============================

Ratio of net charge-offs during the
  period to average loans outstanding               0.07%       -0.06%
Ratio of allowance for credit losses
  to loans outstanding at end of period             1.40%        1.40%
Allowance to nonperforming loans
  at end of period                                358.06%           -



         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were two non-accrual loans totaling $1,092,000 at September 30, 2004 and one non-accrual loan totaling $59,000 at December 31, 2003.

         See "Summary of Financial Results for the Quarter ended September 30, 2004-Provision for Credit Losses" for a discussion of nonperforming assets.

OTHER INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the nine months ended September 30, 2004 and 2003.


  Other Income
 (dollars in thousands)                  2004                       2003
                                     -----------------------    ------------------------
                                        Amount     Percent         Amount     Percent
                                     -----------------------    ------------------------

 Gain on sale of SBA loans               $ 1,920      70.2%         $ 1,497       80.5%
 SBA loan servicing income                   229       8.4%             124        6.7%
 Depositor service charges                   270       9.9%             124        6.7%
 Other operating income                      316      11.5%             114        6.1%
                                     -----------------------    ------------------------

                                         $ 2,735     100.0%         $ 1,859      100.0%
                                     ============               ============

         Other income totaled $2,735,000 in the nine months ended September 30, 2004, an increase of $875,000 or 47% over $1,859,000 in 2003. Other income consists primarily of net gains recognized on sales of SBA loans, SBA loan packaging fees and service charge income on deposit accounts.

OTHER EXPENSE

         The components of other expense are set forth in the following table for the nine months ended September 30, 2004 and 2003.

Other Expense as a Percent of Average Earning Assets
 (dollars in thousands)
                                 2004                       2003
                              -----------------------   ------------------------
                                Amount     Percent         Amount     Percent
                              -----------------------   ------------------------

 Salaries and benefits           $ 5,623        2.5%        $ 4,787        3.3%
 Occupancy                         1,084        0.5%            651        0.4%
 Furniture and equipment             439        0.2%            426        0.3%
 Data processing                     507        0.2%            374        0.3%
 Legal and professional              348        0.2%            248        0.2%
 Other                             1,516        0.7%          1,054        0.7%
                              -----------               ------------

                                 $ 9,517        4.2%        $ 7,540        5.2%
                              ===========               ============

         Operating expenses were $9,517,000 for the nine months ended September 30, 2004, an increase of $1,977,000 or 26% from $7,540,000 at September 30,
2003. As a percentage of average earning assets, other expenses for the nine months ended September 30, 2004 and 2003 were 4.2% and 5.2%, respectively, on an annualized basis. In 2004, operating expenses were comprised primarily of salaries and benefits of $5,623,000, which compared to $4,787,000 in 2003, and occupancy expense of $1,084,000 which compared to $651,000 on 2003. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At September 30, 2004, The Company employed 73 FTE compared to 56 FTE on the same date one year earlier. The increase in occupancy expense is primarily due to expense related to the new facility at 55 Almaden Blvd, San Jose, California.

BALANCE SHEET

         Total assets of Bridge Capital Holdings at September 30, 2004 were $384.6 million, an increase of $106.0 million (38%) as compared to $278.6 million at December 31, 2003. Growth in total assets was principally due to an increase in loan balances.

         The following table shows the Company's loans by type and their percentage distribution for the periods ended September 30, 2004 and December 31, 2003.

LOAN PORTFOLIO
(dollars in thousands)                  September 30,   December 31,
                                             2004            2003
                                       --------------------------------
Commercial and other                           $ 94,071       $ 73,846
SBA                                              41,370         39,412
Real estate construction                         44,784         35,065
Real estate other                                76,939         28,036
Factoring and Asset based                        19,839         13,106
Other                                             3,280          4,984
                                       --------------------------------
Total gross loans                               280,283        194,449
Net deferred loan fees                             (974)          (713)
  Total loan portfolio                          279,309        193,736
                                       --------------------------------
Less allowance for credit losses                 (3,910)        (2,683)
                                       --------------------------------
     Loans, net                               $ 275,399      $ 191,053
                                       ================================

Commercial and other                              33.5%          38.0%
SBA                                               14.7%          20.3%
Real estate construction                          16.0%          18.0%
Real estate term                                  27.5%          14.4%
Factoring and Asset based                          7.1%           6.7%
Other                                              1.2%           2.6%
                                       --------------------------------
Total gross loans                                100.0%         100.0%
                                       ================================


         Net loan balances increased to $275.4 million at September 30, 2004, which represented an increase of $84.3 million (44.1%) as compared to $191.1 million at December 31, 2003. The increase in loans was primarily in real estate other (including home equity lines), commercial and Factoring/Asset based lending without a concentration in any one specific category of loans, although overall real estate secured loans comprise over 43% of loan balances at September 30, 2004. The increase was a result of general marketing efforts.

         The Company's commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara county region. Commercial loans were $94.1 million at September 30, 2004, which represented an increase of $20.3 million or 27% over $73.8 million at December 31, 2003. At September 30, 2004, commercial loans comprised 34% of total loans outstanding compared to 38% at December 31, 2003.

         In September of 2002, the Company established an SBA lending group in Santa Clara with a loan production office in Sacramento county. In October 2003, The Company established a loan production office in San Diego county. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 70% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, The Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Community Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company's position. The Company's position in relation to the real estate "piggyback" loans can range from 50% to 70% loan to value. At September 30, 2004, SBA loans comprised $41.4 million, or 15%, of total loans, an increase of $2.0 million, or 5%, from $39.4 million at December 31, 2003. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At September 30, 2004 and December 31, 2003, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

         The Company's construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $9.7 million, or 28%, to $44.8 million at September 30, 2004 from $35.1 million at December 31, 2003. Construction loan balances at September 30, 2004 comprised 16% of total loans compared to 18% at December 31, 2003.

         Other real estate loans increased $48.9 million or 174% to $76.9 million at September 30, 2004 over $28.0 million at December 31, 2003. The increase in other real estate loans was approximately equally divided between home equity lines of credit, land loans and other real estate term loans. At September 30, 2004, other real estate loans represented 28% of total loans compared to 14% at December 31, 2003.

         Average total assets of the Company for the nine months ended September 30, 2004 were $326.7 million. Average earning assets reached $305.6 million, representing 94% of total assets, in the nine months ended September 30, 2004 with an average yield of 5.9%. The decrease in yield reflects the change in the composition of average earning assets. At September 30, 2004, average loan balances comprised $229.7 million, representing 75% of average earning assets and 78% of average deposits as compared to $159.3 million at December 31, 2003 representing 75% of average earning assets and 82% of average deposits.

         Deposits increased $102.5 million or 42% from $246.4 million at December 31, 2003 to $348.9 million at September 30, 2004. The increase in deposits was primarily in non-interest bearing demand and money market accounts. The increase can be attributed to marketing efforts to attract new account relationships and the increased level of title and escrow company funds on deposit at September 30, 2004. Deposit totals at September 30, 2004 included $64.5 million, or 19%, in title and escrow company account balances compared to $28.4 million, or 12%, at December 31, 2003. Excluding title and escrow company account balances, deposits increased $66.4 million or 30% compared to December 31, 2003.

         At September 30, 2004, the total number of deposit accounts reached 2,096 with an average balance per account (excluding title) of approximately $142,243.

         Average deposits for the nine months ended September 30, 2004 were $294.1 million comprised of average interest-bearing deposits of $180.4 million and average non-interest bearing demand deposits of $113.7 million. The average rate paid on interest-bearing deposits was 1.5% and the Company's overall net interest margin was 5.0%.

CAPITAL RESOURCES

         The Company is subject to the Comptroller of the Currency's (the "Comptroller") capital guidelines and regulations governing capital adequacy for national Banks. Additional capital requirements may be imposed on Banks based on market risk. The FDIC requires a Tier 1 CAPITAL1/ ratio to total assets ratio of 8% for new banks during the first three years of operation.
---------------
1/ TIER 1 CAPITAL IS GENERALLY DEFINED AS THE SUM OF THE CORE CAPITAL ELEMENTS LESS GOODWILL AND CERTAIN INTANGIBLES. THE FOLLOWING ITEMS ARE DEFINED AS CORE CAPITAL ELEMENTS: (1) COMMON STOCKHOLDERS' EQUITY; (II) QUALIFYING NONCUMULATIVE PERPETUAL PREFERRED STOCK AND RELATED SURPLUS; AND (III) MINORITY INTERESTS IN THE EQUITY ACCOUNTS OF CONSOLIDATED SUBSIDIARIES.

         After the first three years of operations, the Comptroller requires a minimum leverage ratio of 3% of Tier 1 capital to total assets for national banks that have received the highest composite regulatory rating (a regulatory measurement of capital, assets, management, earnings and liquidity) and that are not anticipating or experiencing any significant growth. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum.

         The Comptroller's regulations also require national banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.00%. Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Comptroller to those assets. At least one-half of the qualifying capital must be in the form of Tier 1 capital.

         The risk-based capital ratio focuses principally on broad categories of credit risk, and might not take into account many other factors that can affect a Company's financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The Comptroller has addressed many of these areas in related rule-making proposals. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a Company's capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the Company's risk-based capital ratio. The Comptroller has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital consistent with the level and nature of the risks to which they are exposed.

         Further, the Banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a Company's current and future earnings and equity capital arising from movements in interest rates. While interest rate risk is inherent in a Company's role as financial intermediary, it introduces volatility to Bank earnings and to the economic value of the Bank. The Banking agencies have addressed this problem by implementing changes to the capital standards to include a Company's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the Banking agencies consider in evaluating an institution's capital adequacy. Bank examiners consider a Company's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a Company's internal interest rate risk management.

         Finally, institutions with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. General market risk refers to changes in the market value of on-balance-sheet assets and off-balance-sheet items resulting from broad market movements. Specific market risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. The additional capital requirements apply effective January 1, 1998 to institutions with trading assets and liabilities equal to 10% or more of total assets or trading activity of $1 billion or more. The federal Banking agencies may apply the market risk regulations on a case-by-case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

         In connection with the recent regulatory attention to market risk and interest rate risk, the federal Banking agencies will evaluate an institution in its periodic examination on the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can affect a financial institution's earnings or capital. In addition, the agencies focus in the examination on an institution's ability to monitor and manage its market risk, and will provide management with a clearer and more focused indication of supervisory concerns in this area.


         Under certain circumstances, the Comptroller may determine that the capital ratios for a national Bank shall be maintained at levels, which are higher than the minimum levels required by the guidelines. A national Bank which does not achieve and maintain adequate capital levels as required may be subject to supervisory action by the Comptroller through the issuance of a capital directive to ensure the maintenance of required capital levels. In addition, the Bank is required to meet certain guidelines of the Comptroller concerning the maintenance of an adequate allowance for credit losses.

         The Company's Tier 1 capital at September 30, 2004 was $31.0 million comprised of $32.8 million of capital stock and surplus partially offset by an accumulated deficit (including pre-opening operations) of $1.8 million.

         The following table shows the Company's capital ratios at September 30, 2004 and December 31, 2003 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.


                                                      Required        To be Well
                                                     For Capital   Capitalized Under
                                 Bank                 Adequacy     Prompt Corrective
As of September 30, 2004        Actual                Purposes     Action Provisions
                              -------------------------------------------------------
       (in thousands)           Amount     Ratio   Amount   Ratio   Amount   Ratio
                              -------------------------------------------------------

Total Capital                     35,760    10.95% 26,129    8.00%   13,880   10.00%
(to Risk Weighted Assets)

Tier 1 Capital                    31,850     9.75% 13,064    4.00%    8,328    6.00%
(to Risk Weighted Assets)

Tier 1 Capital                    31,850     9.13% 13,947    4.00%    6,692    5.00%
(to Average Assets)

As of December 31, 2003
Total Capital                     32,637    14.68%  17,781   8.00%   22,226   10.00%
(to Risk Weighted Assets)

Tier 1 Capital                    29,954    13.48%   8,890   4.00%   13,336    6.00%
(to Risk Weighted Assets)

Tier 1 Capital                    29,954    13.47%   8,898   4.00%   11,123    5.00%
(to Average Assets)


         However, de novo Banks are generally required to hold capital in excess of the amounts depicted in the table above. FDIC policies generally preclude dividend payments during the first three years of operation, allow cash dividends to be paid only from net operating income, and do not permit dividends to be paid until an appropriate allowance for loans and lease losses has been established and overall capital is adequate. The FDIC requires that a depository institution maintain a Tier 1 capital to assets ratio of not less than 8% during the first three years of operation.

         The Company was considered well capitalized at September 30, 2004.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


LIQUIDITY/INTEREST RATE SENSITIVITY

         The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At September 30, 2004 and December 31, 2003, liquid assets as a percentage of deposits were 26.5% and 33.2%, respectively. In addition to cash and due from Banks, liquid assets include interest-bearing deposits in other Banks, Federal funds sold and securities available for sale. To date, The Company has deployed its earning assets primarily in money market instruments and Fed funds to address the potential volatility of the title Bank deposit balances and to accommodate projected loan funding.

         The Company has $14 million in Federal funds lines of credit available with correspondent Banks to meet liquidity needs and additionally has approximately $16 million in borrowing capacity at the Federal Home Loan Bank of San Francisco. The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates.
Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

         The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company's earning assets and interest-bearing liabilities at September 30, 2004, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.


DISTRIBUTION OF REPRICING OPPORTUNITIES
September 30, 2004
(dollars in thousands)
                                               After three   After six   After one
                                     Within     months but  months but   year but     After
                                      three     within six  within one    within       five
                                     months       months       year     five years    years      Total
                                   -----------------------------------------------------------------------
Federal funds sold                    $ 56,580      $     -     $     -    $      -   $      -   $ 56,580
U.S. Treasury securities                     -           99           -           -          -         99
Agency securities                            -        6,032       3,982      16,301          -     26,315
Loans                                  137,078       15,956      43,203      51,689     32,357    280,283
                                   -----------------------------------------------------------------------
 Total earning assets                  193,658       22,087      47,185      67,990     32,357    363,277
                                   -----------------------------------------------------------------------
Interest checking, money market
  and savings                          161,813            -           -           -          -    161,813
Certificates of deposit:
 Less than $100,000                      1,380        2,583       4,193       7,980          -     16,136
  $100,000 or more                      24,108        1,891       6,376       2,840          -     35,215
                                   -----------------------------------------------------------------------
 Total interest-bearing liabilities    187,301        4,474      10,569      10,820          -    213,164
                                   -----------------------------------------------------------------------
Interest rate gap                     $  6,357      $17,613     $36,616    $ 57,170   $ 32,357   $150,113
                                   =======================================================================
Cumulative interest rate gap          $  6,357      $23,970     $60,586    $117,756   $150,113
                                   ============================================================
Interest rate gap ratio                   1.03         4.94        4.46        6.28       0.00
                                   ============================================================
Cumulative interest rate gap ratio        1.03         1.12        1.30        1.55       1.70
                                   ============================================================

Based on the contractual terms of its assets and liabilities, the Company's balance sheet as September 30, 2004 was asset sensitive in terms of its short-term exposure to interest rates. That is, at September 30, 2004 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Company have been written with a minimum "floor" rate.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The definition of "off-balance sheet arrangements" includes any transaction, agreement or other contractual arrangement to which an entity is a party under which we have:

         o Any obligation under a guarantee contract that has the characteristics as defined in paragraph 3 of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantee including Indirect Guarantees of Indebtedness to Others" ("FIN 45");
         o    A retained  or  contingent  interest in assets  transferred  to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets, such as a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity;
         o Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant's own stock and classified in stockholders' equity; or
         o Any obligation, including contingent obligations, arising out of a material variable interest, as defined in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

         In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of September 30, 2004 those guarantees include the following:


            Financial Letters of Credit in the amount of $2,063,000.



The  table  below  summarizes  the  Company's   off-balance   sheet  contractual
obligations.


Off-balance Sheet Arrangement and Aggregate Contractual Obligations

                                                         Payments due by period
                                --------------------------------------------------------------
                                               Less than      1 - 3       4 - 5      More than
   Contractual Obligations          Total        1 year       years       years       5 years
--------------------------------------------  -----------  -----------  ---------   ----------
       (in thousands)
Unfunded loan commitments          $ 94,581      $70,768     $ 10,463    $ 1,436     $ 11,914

Long-term contracts                     519          335          184          -            -

Operating leases                      9,461          793        1,479      1,629        5,560
                                ------------  -----------  -----------  ---------   ----------

Total                             $ 104,561      $71,896     $ 12,126    $ 3,065     $ 17,474
                                ============  ===========  ===========  =========   ==========


ITEM 4 - CONTROLS AND PROCEDURES

As of September 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, such control.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Bank is not a defendant in any pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of the Bank or any associate of these persons is a party adverse to the Bank or has a material interest adverse to the Bank in any material legal proceeding.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5 - OTHER INFORMATION

         On October 1, 2004, Bridge Bank, National Association announced completion of a bank holding company structure which was approved by shareholders at the Bank's annual shareholders' meeting held on May 20, 2004. The bank holding company, formed as a California corporation, is named Bridge Capital Holdings.

         Bridge Capital Holdings was formed for the purpose of serving as the holding company for Bridge Bank and will be supervised by the Board of Governors of the Federal Reserve System. Effective October 1, 2004, Bridge Capital Holdings acquired 100% of the voting shares of Bridge Bank, National Association. As a result of the transaction, the former shareholders of Bridge Bank received one share of common stock of Bridge Capital Holdings for every one share of common stock of Bridge Bank owned.

         Prior to the share exchange, the common stock of the Bank had been registered with the Office of Comptroller of the Currency under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of the share exchange, pursuant to Rule 12g-3(a) under the Exchange Act, common stock of Bridge Capital Holdings is deemed registered under Section 12(g) of the Exchange Act. Future exchange act filings will be made with the Securities and Exchange Commission rather than the Office of the Comptroller of the Currency and will be available on the SEC's website, HTTP://WWW.SEC.GOV as well as on the Company's website HTTP://WWW.BRIDGEBANK.COM.


ITEM 6 -  EXHIBITS

         (A) EXHIBITS

         See Index to Exhibits at page 33 of this quarterly Report on Form 10-Q.

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT

31.      Rule 13a-14(a) Certifications.


         31.1    Certification of Chief Executive Officer

         31.2    Certification of Chief Financial Officer

32.      Certifications

         32.1    Certification of Chief Executive Officer

         32.2    Certification of Chief Financial Officer


------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        BRIDGE CAPITAL HOLDINGS




Dated: November 8, 2004                  By:    \s\ DANIEL P. MYERS
                                                ____________________________

                                                Daniel P. Myers
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)



Dated: November 8, 2004                  By:    \s\ THOMAS A. SA
                                                ____________________________

                                                Thomas A. Sa
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)