Form 10-K
period 2004-12-31
Bridge Capital Holdings
filed 2005-03-14
CIK 1304740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2004 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________________________ to

                                    000-50914
                            _______________________
                            (Commission File Number)

                             BRIDGE CAPITAL HOLDINGS
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                   80-0123855
_______________________________          _______________________________________
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                    55 ALMADEN BOULEVARD, SAN JOSE, CA 95113
          ____________________________________________________________
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (408) 423-8500

Securities registered pursuant to Section 12 (b) of the Act:

                                        Name of each exchange
            Title of each class          on which registered
            ___________________         _____________________
                   None                         None

 Securities registered pursuant to Section 12 (g) of the Act:

                               Title of each class
                           __________________________
                           Common Stock, no par value

     Bridge Capital  Holdings (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] .

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by checkmark whether registrant is an accelerated filer (as defined by in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of Bridge Bank, N.A., the registrant's predecessor, was $68,620,970 as of June 30, 2004.

     As of January 21, 2005, Bridge Bank, N.A. had 6,097,697, shares of common stock outstanding.

     Documents incorporated by reference: The Bank's Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

FORWARD-LOOKING STATEMENTS

IN ADDITION TO THE HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND WHICH ARE SUBJECT TO THE "SAFE HARBOR" CREATED BY THOSE SECTIONS. THE READER OF THIS ANNUAL REPORT SHOULD UNDERSTAND THAT ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT COULD AFFECT THEIR OUTCOME. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGINS; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT;
(5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; (6) COSTS AND EXPENSES OF COMPLYING WITH THE INTERNAL CONTROL PROVISIONS OF THE SARBANES-OXLEY ACT AND OUR DEGREE OF SUCCESS IN ACHIEVING COMPLIANCE; (7) CHANGES IN SECURITIES MARKETS,
(8) FUTURE CREDIT LOSS EXPERIENCE; (9) CIVIL DISTURBANCES OR TERRORIST THREATS OR ACTS, OR APPREHENSION ABOUT POSSIBLE FUTURE OCCURANCES OF ACTS OF THIS TYPE; AND (10) THE INVOLVEMENT OF THE UNITED STATES IN WAR OR OTHER HOSTILITIES. THEREFORE, THE INFORMATION IN THIS ANNUAL REPORT SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY.

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

ALL OF THE COMPANY'S OPERATIONS AND MOST OF ITS CUSTOMERS ARE LOCATED IN CALIFORNIA. OTHER EVENTS, INCLUDING THOSE OF SEPTEMBER 11, 2001, HAVE INCREASED THE UNCERTAINTY RELATED TO THE NATIONAL AND CALIFORNIA ECONOMIC OUTLOOK AND COULD HAVE AN EFFECT ON THE FUTURE OPERATIONS OF THE COMPANY OR ITS CUSTOMERS, INCLUDING BORROWERS. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                                     PART 1

ITEM 1. BUSINESS

GENERAL

         On July 26, 2000 an Application to Obtain a National Banking Charter and Federal Deposit Insurance was filed with the Comptroller of the Currency
(the "Comptroller") and with the Federal Deposit Insurance Corporation (the "FDIC"). The Comptroller approved the Application on November 17, 2000 and the FDIC approved the Bank's Application for Federal Deposit Insurance. On December 6, 2000, the Bank's Articles of Association and Organizers' Certificate were adopted by the Bank's organizers, which established the Bank's corporate existence. There are no predecessors to the Bank.

         The Bank commenced operations on May 14, 2001. The Bank engages in general commercial banking business, and accepts checking and savings deposits, makes commercial, real estate, auto and other installment and term loans, and provides other customary banking services. The Bank attracts the majority of its loan and deposit business from the residents and numerous small and middle market businesses and professional firms located in Santa Clara County. Its headquarters office is located at 55 Almaden Boulevard, San Jose, California 95113.

         In 2002, the Bank opened a full-service branch office in Palo Alto and established a U.S. Small Business Administration Lending Group that includes a regional loan production office in Sacramento county. Also, it launched Bridge Capital Finance Group, a factoring and asset-based lending division with a loan production office in Santa Clara. During the year ended December 31, 2003, the Bank opened an office in downtown San Jose and established a U.S. Small business Administration regional loan production office in San Diego county.

         On October 1, 2004, Bridge Bank, National Association (the "bank") announced completion of a bank holding company structure which was approved by shareholders at the Bank's annual shareholders' meeting held on May 20, 2004. The bank holding company, formed as a California corporation, is named Bridge Capital Holdings (the "company"). Information in this report dated prior to September 30, 2004 is for Bridge Bank, N.A.

         Bridge Capital Holdings was formed for the purpose of serving as the holding company for Bridge Bank and is supervised by the Board of Governors of the Federal Reserve System. Effective October 1, 2004, Bridge Capital Holdings acquired 100% of the voting shares of Bridge Bank, National Association. As a result of the transaction, the former shareholders of Bridge Bank received one share of common stock of Bridge Capital Holdings for every one share of common stock of Bridge Bank owned.

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

         The Bank provides the local business and professional community with banking services tailored to the unique needs of the Silicon Valley. The Bank does not intend to offer trust services initially or for the foreseeable future, but it will attempt to make such services available to the Bank's customers through correspondent institutions. The deposits of the Bank are insured by the FDIC, up to applicable limits, and the Bank is a member of the Federal Reserve System.

         In addition, the Bank provides some specialized services to its customers. These services include courier deposit services to key locations or customers throughout the Bank's service area, Small Business Administration
(SBA) loans, factoring and asset-based loans and Internet banking. The Bank reserves the right to change its business plan at any time and no assurance can be given that, if the Bank's proposed business plan is followed, it will prove successful.

          At December 31, 2004, the Bank had total assets of approximately $402 million, total gross loans of $295 million and total deposits of approximately $352 million. At December 31, 2004, the Company had 80 full-time equivalent employees.

DEPOSITS

         The Bank offers a wide range of deposit accounts designed to attract small and medium size commercial businesses as well as business professionals and retail customers, including a complete line of checking and savings products, including passbook savings, "Money Market Deposit" accounts which require minimum balances and frequency of withdrawal limitations, NOW accounts, and bundled accounts. Other accounts offered by the Bank include term certificates of deposit.

         Other deposit services include a full complement of convenience oriented services, including direct payroll and social security deposit, post-paid bank-by-mail, and Internet banking, including on-line access to account information. However, at this time, the Bank does not open accounts through the Internet. Any plans to offer online account opening must be approved in advance by the Comptroller. No assurance can be given that, if applied for, such approval will be obtained.

         As the Bank has no automated teller machines, the Bank may refund all or portion of transaction charges incurred by its customers for their use of another bank's ATM. The majority of the Bank's deposits are obtained from businesses located in the Bank's primary service area.

LENDING ACTIVITIES

         The Bank engages in a full range of lending products designed to meet the specialized needs of its customers, including commercial lines of credit and term loans, constructions loans, equipment loans, and mortgage loans. Additionally, the Bank extends accounts receivable, factoring and inventory financing to qualified customers. Loans are also offered through the Small Business Administration guarantee loan programs, both the 7(a) and 504 programs (described below under "Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations--FINANCIAL CONDITION AND EARNING ASSETS--Loan Portfolio").

         The Bank finances real estate construction projects, primarily for the construction of owner occupied and 1 to 4 unit residential developments and commercial buildings under $3 million in loan size.

         The Bank directs its commercial lending principally toward businesses whose demands for credit fall within the Bank's lending limit. In the event there are customers whose commercial loan demands exceed the Bank's lending limits, the Bank seeks to arrange for such loans on a participation basis with other financial institutions.

         The Bank also extends lines of credit to individual borrowers, and provides homeowner equity loans, home improvement loans, auto financing, credit and debit cards and overdraft/cash reserve accounts.

BUSINESS HOURS

         In order to attract loan and deposit business, the Bank maintains lobby hours currently between 9:00 a.m. and 5:00 p.m. Monday through Friday.

         For additional information concerning the Bank, see Selected Financial Data under Item 6 on page 11.

COMPETITION

         The banking business in Santa Clara County, as it is elsewhere in California, is highly competitive, and each of the major branch banking institutions has one or more offices in the Bank's service area. The Bank competes in the marketplace for deposits and loans, principally against these banks, independent community banks, savings and loan associations, thrift and loan companies, credit unions, mortgage banking companies, and non-bank institutions such as mutual fund companies and investment brokerage firms that claim a portion of the market.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit. As of December 31, 2004, the Bank's unsecured legal lending limit to a single borrower and such borrower's related parties was $7,080,000 based on regulatory capital of $43,058,000. However, for risk management purposes, the Bank has established internal policies, which at present provide lending limits that are less than the Bank's legal lending limit.

         The Bank's business is concentrated in its service area, which primarily encompasses Santa Clara County, and also includes, to a lesser extent, the contiguous areas of Alameda, San Mateo and Santa Cruz counties. During 2002, the Bank established an SBA loan production office in Sacramento county and during 2003, a SBA loan production office in San Diego county.

         In order to compete with major financial institutions in its primary service area, the Bank uses to the fullest extent possible the flexibility that is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank's officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, and tools of the trade or expansion of practices or businesses.

         Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by the Bank to obtain its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and on securities held in the Bank's portfolio comprises the major portion of the Bank's earnings.

         Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

         The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. This agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.

SUPERVISION AND REGULATION


INTERSTATE BANKING

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

         Since 1995,  adequately  capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, a state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquiror would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

         A bank may also establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

         Among other things, the Interstate Banking Act amended the Community Reinvestment Act to require that in the event a bank has interstate branches, the appropriate federal banking regulatory agency must prepare for that institution a written evaluation of (i) the bank's record of CRA performance and
(ii) the bank's CRA performance in each applicable state. Interstate branches are now prohibited from being used as deposit production offices. Also, a foreign bank is permitted to establish branches in any state other than its home state to the same extent that a bank chartered by the foreign bank's home state may establish such branches.

         The Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Weggeland Act") implemented important provisions of the Interstate Banking Act discussed above and repealed California's previous interstate banking laws, which were largely preempted by the Interstate Banking Act. (Prior California law prohibited, among other things, an out-of-state bank holding company from establishing a de novo California bank except for the purpose of taking over the deposits of a closed bank. This restriction has been eliminated.)

         As indicated above, the Interstate Banking Act generally permits a bank in one state to merge with a bank in another state without the need for explicit state law authorization. However, the Caldera Weggeland Act expressly prohibits a foreign (other state) bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to purchasing the entire bank) and thereby establishing a California branch office or (ii) establishing a California branch on a de novo basis.

         The Interstate Banking Act also requires, among other things, approval of the state bank supervisor of the target bank's home state for interstate acquisitions of banks by bank holding companies. The Caldera Weggeland Act authorizes the Commissioner to approve such an interstate acquisition if the Commissioner finds that the transaction is consistent with certain criteria specified by law.

         The changes effected by Interstate Banking Act and Caldera Weggeland Act are expected to continue to increase competition in the environment in which the Bank will operate to the extent that out-of-state financial institutions may directly or indirectly enter the Bank's market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry in that a number of the largest bank holding companies are expanding into different parts of the country that were previously restricted. While some large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the competitive environment in which it operates.

REGULATION W

         The Federal Reserve has adopted Regulation W to comprehensively implement sections 23A and 23B of the Federal Reserve Act.


         Sections 23A and 23B and Regulation W limit the risks to a bank from transactions between the bank and its affiliates and limit the ability of a bank to transfer to its affiliates the benefits arising from the bank's access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system. The statute and rule impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a nonaffiliate if an affiliate benefits from the transaction). However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

         Historically, a subsidiary of a bank was not considered an affiliate for purposes of Sections 23A and 23B, since their activities were limited to activities permissible for the bank itself. The Gramm-Leach-Bliley Act
authorized   "financial   subsidiaries"   that  may  engage  in  activities  not
permissible for a bank. These financial subsidiaries are now considered affiliates. Certain transactions between a financial subsidiary and another affiliate of a bank are also covered by sections 23A and 23B under Regulation W.

Regulation W has certain exemptions, including:

     o For state-chartered banks, an exemption for subsidiaries lawfully conducting nonbank activities before issuance of the final rule.

     o An exemption for extensions of credit by a bank under a general purpose credit card where the borrower uses the credit to purchase goods or services from an affiliate of the bank, so long as less than 25% of the aggregate amount of purchases with the card are purchases from an affiliate of the bank (a bank that does not have nonfinancial affiliates is exempt from the 25% test).

     o An exemption for loans by a bank to a third party secured by securities issued by a mutual fund affiliate of the bank (subject to a number of conditions).

     o Subject to a number of conditions, an exemption that would permit a banking organization to engage more expeditiously in internal reorganization transactions involving a bank's purchase of assets from an affiliate.

The final rule contains new valuation rules for a bank's investments in, and acquisitions of, affiliates.

         The Federal Reserve expects examiners and other supervisory staff to review intercompany transactions closely for compliance with the statutes and Regulation W and to resolve any violations or potential violations quickly.

TYING ARRANGEMENTS AND TRANSACTIONS WITH AFFILIATED PERSONS

         A bank is prohibited from tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with some exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries (if any), or on a promise by its customer not to obtain other services from a competitor.

         Directors, officers and principal shareholders of the Bank, and the companies with which they are associated, may have banking transactions with the Bank in the ordinary course of business. Any loans and commitments to loan included in these transactions must be made in compliance with the requirements of applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features.

BANK HOLDING COMPANY ACT

         The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). As a bank holding company, Capital Corp is subject to examination by the FRB. Pursuant to the BHCA, Capital Corp is also subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries. It may, of course, manage or control banks. Generally, however, it is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in nonbanking activities, unless the FRB finds such activities to be "so closely related to banking" as to be deemed "a proper incident thereto" within the meaning of the BHCA. As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for "well managed" companies, prior written notice to) the FRB.

         The BHCA includes minimum capital requirements for bank holding companies. See section titled "Regulation and Supervision - Regulatory Capital Requirements". Regulations and policies of the FRB also require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and that it should maintain the financial flexibility and capital-raising capacity needed to obtain additional resources for assisting the subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

"SOURCE OF STRENGTH" POLICY

         According to FRB policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary.

SECURITIES AND EXCHANGE COMMISSION FILINGS

         Under Section 13 of the Securities Exchange Act of 1934 ("Exchange Act") and the SEC's rules, the Company must electronically file periodic and current reports as well as proxy statements with the Securities and Exchange Commission (the "SEC"). The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), and Form 8-K (Current Report). The Company may prepare additional filings as required. The SEC maintains an Internet site, http://www.sec.gov, at which all forms filed electronically may be accessed. Our SEC filings are also available on our website at http://www.bridgebank.com.

REGULATION OF THE BANK

         The Bank is regulated and supervised by the Comptroller of the Currency and is subject to periodic examination by the Comptroller. Deposits of the Bank's customers are insured by the FDIC up to the maximum limit of $100,000, and, as an insured bank, the Bank is subject to certain regulations of the FDIC.

As a national bank, the Bank is a member of the Federal Reserve System and is also subject to the regulations of the Federal Reserve Board (the "FRB").


         The regulations of those federal bank regulatory agencies govern most aspects of the Bank's business and operations, including but not limited to, requiring the maintenance of non-interest bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends and regulating bank expansion and bank activities. The Bank also is subject to the requirements and restrictions of various consumer laws and regulations.

         Statutes, regulations and policies affecting the banking industry are frequently under review by Congress and by the federal and charged with supervisory and examination authority over banking institutions. Changes in the banking and financial services industry are likely to occur in the future. Some of the changes may create opportunities for the Bank to compete in financial markets with less regulation. However, these changes also may create new competitors in geographic and product markets which have historically been limited by law to insured depository institutions such as the Bank. Changes in the statutes, regulations, or policies that affect the Bank cannot necessarily be predicted and may have a material effect on the Bank's business and earnings. In addition, the regulatory agencies which have jurisdiction over the Bank have broad discretion in exercising their supervisory powers.

         The OCC can pursue an enforcement action against the Bank for unsafe and unsound practices in conducting its business, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency, or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

         In addition to the regulation and supervision outlined above, banks must be prepared for judicial scrutiny of their lending and collection practices. For example, some banks have been found liable for exercising remedies which their loan documents authorized upon the borrower's default. This has occurred in cases where the exercise of those remedies was determined to be inconsistent with the previous course of dealing between the bank and the borrower. As a result, banks must exercise caution, incur expense and face exposure to liability when dealing with delinquent loans.

         The following description of selected statutory and regulatory provisions and proposals is not intended to be a complete description of these provisions or of the many laws and regulations to which the Bank is subject, and is qualified in its entirety by reference to the particular statutory or regulatory provisions discussed.

A.  Effect of State Law

         The laws of the State of California also affect the Bank's business and operations. For example, under 12 U.S.C. 36, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, state laws regarding community reinvestment, consumer protection, fair lending and establishment of intrastate branches may affect the operations of national banks in states other than their home states. On a similar basis, 12 U.S.C. 85 provides that state law, in most circumstances, determines the maximum rate of interest which a national bank may charge on a loan. As California law exempts all state-chartered and national banks from the application of its usury laws, national banks are also provided such an exemption by 12 U.S.C. 85.

B.  Interstate Banking

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

         Since 1995,  adequately  capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, a state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquiror would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

         A bank may also establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

         Among other things, the Interstate Banking Act amended the Community Reinvestment Act to require that in the event a bank has interstate branches, the appropriate federal banking regulatory agency must prepare for that institution a written evaluation of (i) the bank's record of CRA performance and
(ii) the bank's CRA performance in each applicable state. Interstate branches are now prohibited from being used as deposit production offices. Also, a foreign bank is permitted to establish branches in any state other than its home state to the same extent that a bank chartered by the foreign bank's home state may establish such branches.

         The Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Weggeland Act") implemented important provisions of the Interstate Banking Act discussed above and repealed California's previous interstate banking laws, which were largely preempted by the Interstate Banking Act. (Prior California law prohibited, among other things, an out-of-state bank holding company from establishing a de novo California bank except for the purpose of taking over the deposits of a closed bank. This restriction has been eliminated.)

         As indicated above, the Interstate Banking Act generally permits a bank in one state to merge with a bank in another state without the need for explicit state law authorization. However, the Caldera Weggeland Act expressly prohibits a foreign (other state) bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to purchasing the entire bank) and thereby establishing a California branch office or (ii) establishing a California branch on a de novo basis.

         The Interstate Banking Act also requires, among other things, approval of the state bank supervisor of the target bank's home state for interstate acquisitions of banks by bank holding companies. The Caldera Weggeland Act authorizes the Commissioner to approve such an interstate acquisition if the Commissioner finds that the transaction is consistent with certain criteria specified by law.

         The changes effected by Interstate Banking Act and Caldera Weggeland Act are expected to continue to increase competition in the environment in which the Bank will operate to the extent that out-of-state financial institutions may directly or indirectly enter the Bank's market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry in that a number of the largest bank holding companies are expanding into different parts of the country that were previously restricted. While some large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the competitive environment in which it operates.

C.  Change in Bank Control

         The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with regulations of the FRB and the Comptroller, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the Comptroller and not disapproved prior to any person or company acquiring "control" of a national bank, such as the Bank, subject to exemptions for some transactions. Control is conclusively presumed to exist if an individual or company (i) acquires 25% or more of any class of voting securities of the bank or (ii) has the direct or indirect power to direct or cause the direction of the management and policies of the Bank, whether through ownership of voting securities, by contract or otherwise; provided that no individual will be deemed to control the Bank solely on accord of being director, officer or employee of the Bank. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

D. Regulation W

         The Federal Reserve has adopted Regulation W to comprehensively implement sections 23A and 23B of the Federal Reserve Act.


         Sections 23A and 23B and Regulation W limit the risks to a bank from transactions between the bank and its affiliates and limit the ability of a bank to transfer to its affiliates the benefits arising from the bank's access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system. The statute and rule impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a nonaffiliate if an affiliate benefits from the transaction). However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

         Historically, a subsidiary of a bank was not considered an affiliate for purposes of Sections 23A and 23B, since their activities were limited to activities permissible for the bank itself. The Gramm-Leach-Bliley Act
authorized   "financial   subsidiaries"   that  may  engage  in  activities  not
permissible for a bank. These financial subsidiaries are now considered affiliates. Certain transactions between a financial subsidiary and another affiliate of a bank are also covered by sections 23A and 23B under Regulation W.

Regulation W has certain exemptions, including:

     o For state-chartered banks, an exemption for subsidiaries lawfully conducting nonbank activities before issuance of the final rule.

     o An exemption for extensions of credit by a bank under a general purpose credit card where the borrower uses the credit to purchase goods or services from an affiliate of the bank, so long as less than 25% of the aggregate amount of purchases with the card are purchases from an affiliate of the bank (a bank that does not have nonfinancial affiliates is exempt from the 25% test).

     o An exemption for loans by a bank to a third party secured by securities issued by a mutual fund affiliate of the bank (subject to a number of conditions).

     o Subject to a number of conditions, an exemption that would permit a banking organization to engage more expeditiously in internal reorganization transactions involving a bank's purchase of assets from an affiliate.

The final rule contains new valuation rules for a bank's investments in, and acquisitions of, affiliates.

         The Federal Reserve expects examiners and other supervisory staff to review intercompany transactions closely for compliance with the statutes and Regulation W and to resolve any violations or potential violations quickly.

E.  Tying Arrangements and Transactions with Affiliated Persons

         A bank is prohibited from tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with some exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries (if any), or on a promise by its customer not to obtain other services from a competitor.

         Directors, officers and principal shareholders of the Bank, and the companies with which they are associated, may have banking transactions with the Bank in the ordinary course of business. Any loans and commitments to loan included in these transactions must be made in compliance with the requirements of applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features.

F.  Capital Adequacy Requirements

         The Bank is subject to the Comptroller 's capital guidelines and regulations governing capital adequacy for national banks. Additional capital requirements may be imposed on banks based on market risk. The FDIC requires a Tier 1 capital1/ ratio to total assets ratio of 8% for new banks during the first three years of operation.


         After the first three years of operations, the Comptroller requires a minimum leverage ratio of 3% of Tier 1 capital to total assets for national banks that have received the highest composite regulatory rating (a regulatory measurement of capital, assets, management, earnings, liquidity and sensitivity to risk) and that are not anticipating or experiencing any significant growth. All other institutions will be required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum.

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

         The risk-based capital ratio focuses principally on broad categories of credit risk, and may not take into account many other factors that can affect a bank's financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from


__________________

1/ Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The Comptroller has addressed many of these areas in related rule-making proposals. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank's capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the bank's risk-based capital ratio. The Comptroller has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital consistent with the level and nature of the risks to which they are exposed.

         Further, the banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from movements in interest rates. While interest rate risk is inherent in a bank's role as a financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies consider in evaluating an institution's capital adequacy. Bank examiners consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management.

         Finally, institutions with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. General market risk refers to changes in the market value of on-balance-sheet assets and off-balance-sheet items resulting from broad market movements. Specific market risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. The additional capital requirements apply to institutions with trading assets and liabilities equal to 10% or more of total assets or trading activity of $1 billion or more. The federal banking agencies may apply the market risk regulations on a case by case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

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

         Under certain circumstances, the Comptroller may determine that the capital ratios for a national bank must be maintained at levels which are higher than the minimum levels required by the guidelines. A national bank which does not achieve and maintain required capital levels may be subject to supervisory action by the Comptroller through the issuance of a capital directive to ensure the maintenance of required capital levels. In addition, the Bank is required to meet certain guidelines of the Comptroller concerning the maintenance of an adequate allowance for loan and lease losses.

         The federal banking agencies, including the OCC, have adopted regulations implementing a system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized," consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized," consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital of 4% or greater and a leverage ratio of 4% or greater and which do not meet the definition of a "well capitalized" institution; (3) "Undercapitalized," consisting of institutions with a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%;
(4) "Significantly undercapitalized," consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and (5) "Critically undercapitalized," consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2%.

         The regulations establish procedures for the classification of financial institutions within the capital categories, for filing and reviewing capital restoration plans required under the regulations, and for the issuance of directives by the appropriate regulatory agency, among other matters. See "SUPERVISION AND REGULATION -- Prompt Corrective Action."

         The appropriate federal banking agency, after notice and an opportunity for a hearing, is authorized to treat a well capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital-based classification if it is in an unsafe and unsound condition or engaging in an unsafe and unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions (described below) that are imposed on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution), and an undercapitalized institution can be subjected to the restrictions (also described below) applicable to significantly undercapitalized institutions. See "SUPERVISION AND REGULATION -- Prompt Corrective Action."

         An insured depository institution cannot make a capital distribution (as broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to any person or persons that control the institution, if it would be undercapitalized following the distribution. However, a federal banking agency may (after consultation with the FDIC) permit an insured depository institution to repurchase, redeem, retire or otherwise acquire its shares if (i) the action is taken in connection with the issuance of additional shares or obligations in at least an equivalent amount and (ii) the action will reduce the institution's financial obligations or otherwise improve its financial condition. An undercapitalized institution is generally prohibited from increasing its average total assets, and is also generally prohibited from making acquisitions, establishing new branches, or engaging in any new line of business except under an accepted capital restoration plan or with the approval of the FDIC. In addition, a federal banking agency has authority with respect to undercapitalized depository institutions to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution (as described below) if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

         The federal banking agencies have adopted a joint agency policy statement to provide guidance on managing interest rate risk. The statement indicates that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. If a bank has material weaknesses in its risk management process or high levels of exposure relative to its capital, the agencies will direct it to take corrective action. These directives may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, or reduce levels of exposure, or to undertake some combination of these actions.

         The federal banking agencies have also issued an interagency policy statement that, among other things, establishes benchmark ratios of loan loss reserves to specified classified assets. The benchmark established by the policy statement is the sum of (a) 100% of assets classified loss; (b) 50% of assets classified doubtful; (c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's allowance for loan losses.

At December 31, 2004, the Bank is in compliance with the Comptroller's risk-based and leverage ratios. See Footnote 14 to the Bank's Financial Statements included under Item 8. of this Annual Report.

G.  Payment of Dividends

         The ability of the Company to make dividend payments is subject to statutory and regulatory restrictions. FDIC policies generally preclude dividend payments during the first three years of operation, allow cash dividends to be paid only from net operating income, and do not permit dividends to be paid until an appropriate allowance for loans and lease losses has been established and overall capital is adequate. The FDIC requires that a depository institution maintain a Tier 1 capital to assets ratio of not less than 8% during the first three years of operation. See "SUPERVISION AND REGULATION - Capital Adequacy Requirements."

         After the first three years of operations, the Board of Directors of a national bank may declare the payment of dividends depending upon the earnings, financial condition and cash needs of the bank and general business conditions. A national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad debts. A national bank is further prohibited from declaring a dividend on its shares of common stock until its surplus fund equals the amount of capital stock or until 10% of the bank's net profits of the preceding half year in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods in the case of an annual dividend, are transferred to the surplus fund. The approval of the Comptroller is required for the payment of dividends if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

         In addition to the above requirements, guidelines adopted by the Comptroller set forth factors which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the bank's capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to revise or develop a comprehensive capital plan.

         The Comptroller also has broad authority to prohibit a national bank from engaging in banking practices which it considers to be unsafe or unsound. It is possible, depending upon the financial condition of the national bank in question and other factors, that the Comptroller may assert that the payment of dividends or other payments by a bank is considered an unsafe or unsound banking practice and therefore, implement corrective action to address such a practice.

         Accordingly, the future payment of cash dividends by the Company will not only depend upon the Bank's earnings during any fiscal period but will also depend upon the assessment of its Board of Directors of capital requirements and other factors, including dividend guidelines and the maintenance of an adequate allowance for loan and lease losses.

H.  Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA") regulations, the federal banking agencies determine a bank's CRA rating by evaluating its performance on lending, service and investment tests, with the lending test being the most important. The tests are applied in an "assessment context" that is developed by the agency for the particular institution. The assessment context takes into account demographic data about the community, the community's characteristics and needs, the institution's capacities and constraints, the institution's product offerings and business strategy, the institution's prior performance, and data on similarly situated lenders. Since the assessment context for each bank is developed by the bank regulatory agencies, a particular bank does not know until it is examined whether its CRA programs and efforts have been sufficient.

         Institutions, like the Bank, with $250 million or more in assets are required to compile and report data on their lending activities to measure the performance of their loan portfolio. Some of this data is already required under other laws, such as the Equal Credit Opportunity Act. Institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. A strategic plan must be submitted to the institution's regulator three months before its effective date and must be published for public comment.

I.  Audit Requirements

         Depository institutions are required to have an annual examination of their financial records. Depository institutions with assets greater than $500 million are required to have annual, independent audits and to prepare all financial statements in compliance with generally accepted accounting principles. Depository institutions are also required to have an independent audit committee comprised entirely of outside directors, independent of the institution's management.

         The Bank's accounting and reporting policies conform with generally accepted accounting principles and the practices prevalent in the banking industry.

J.  Insurance Premiums and Assessments

         The FDIC has authority to impose a special assessment on members of the Bank Insurance Fund (the "BIF") to insure that there will be sufficient assessment income for repayment of BIF obligations and for any other purpose which it deems necessary. The FDIC is authorized to set semi-annual assessment rates for BIF members at levels sufficient to maintain the BIF's reserve ratio to a designated level of 1.25% of insured deposits. Congress has considered various proposals to merge the BIF with the Savings Association Insurance Fund or otherwise to require banks to contribute to the insurance funds for savings associations. Adoption of any of these proposals might increase the cost of deposit insurance for all banks, including the Bank.

         Under FDICIA, the FDIC has developed a risk-based assessment system, which provides that the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of three "supervisory subgroups": Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each BIF member institution an annual FDIC assessment rate on BIF insured deposits.

K.  Prompt Corrective Action

         The FDIC has authority: (a) to request that an institution's primary regulatory agency (in the case of the Bank, the OCC) take enforcement action against it based upon an examination by the FDIC or the agency, (b) if no action is taken within 60 days and the FDIC determines that the institution is in an unsafe and unsound condition or that failure to take the action will result in continuance of unsafe and unsound practices, to order that action be taken against the institution, and (c) to exercise this enforcement authority under "exigent circumstances" merely upon notification to the institution's primary regulatory agency. This authority gives the FDIC the same enforcement powers with respect to any institution and its subsidiaries and affiliates as the primary regulatory agency has with respect to those entities.

         An undercapitalized institution is required to submit an acceptable capital restoration plan to its primary federal bank regulatory agency. The plan must specify (a) the steps the institution will take to become adequately capitalized, (b) the capital levels to be attained each year, (c) how the institution will comply with any regulatory sanctions then in effect against the institution and (d) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan "is based on realistic assumptions, and is likely to succeed in restoring the institution's capital" and "would not appreciably increase the risk . . . to which the institution is exposed." A requisite element of an acceptable capital restoration plan for an undercapitalized institution is a guaranty by its parent holding company that the institution will comply with the capital restoration plan. Liability with respect to this guaranty is limited to the lesser of (i) 5% of the institution's assets at the time when it becomes undercapitalized and (ii) the amount necessary to bring the institution into capital compliance with applicable capital standards as of the time when the institution fails to comply with the plan. The guaranty liability is limited to companies controlling the undercapitalized institution and does not affect other affiliates. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment over the claims of other creditors, including the holders of the company's long-term debt.

         FDICIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized, or that is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed by regulation or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency, to take one or more of the following actions: (a) sell enough shares, including voting shares, to become adequately capitalized; (b) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (c) restrict specified transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (d) otherwise restrict transactions with bank or nonbank affiliates; (e) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region"; (f) restrict asset growth or reduce total assets; (g) alter, reduce or terminate activities; (h) hold a new election of directors; (i) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the agency must comply with procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (j) employ "qualified" senior executive officers; (k) cease accepting deposits from correspondent depository institutions; (l) divest nondepository affiliates which pose a danger to the institution; (m) be divested by a parent holding company; and (n) take any other action which the agency determines would better carry out the purposes of the prompt corrective action provisions.

         In addition to the foregoing sanctions, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for a senior executive officer without regulatory approval. If an undercapitalized institution has failed to submit or implement an acceptable capital restoration plan the appropriate federal banking agency is not permitted to approve the payment of a bonus to a senior executive officer.

         Not later than 90 days after an institution becomes critically undercapitalized, the institution's primary federal bank regulatory agency must appoint a receiver or a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. Any alternative determination must be documented by the agency and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings, and is reducing its ratio of non-performing loans to total loans, and unless the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

         The FDIC is required, by regulation or order, to restrict the activities of critically undercapitalized institutions. The restrictions must include prohibitions on the institution's doing any of the following without prior FDIC approval: entering into any material transactions not in the usual course of business, extending credit for any highly leveraged transaction; engaging in any "covered transaction" (as defined in Section 23A of the Federal

Reserve Act) with an affiliate; paying "excessive compensation or bonuses"; and paying interest on "new or renewed liabilities" that would increase the institution's average cost of funds to a level significantly exceeding prevailing rates in the market.

L.  Potential Enforcement Actions; Supervisory Agreements

         Under federal law, national banks and their institution-affiliated parties may be the subject of potential enforcement actions by the OCC for unsafe and unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.


M.  Sarbanes-Oxley Act

         The Sarbanes-Oxley Act of 2002 implements legislative reforms intended to address corporate and accounting fraud. In addition to the establishment an accounting oversight board to enforce auditing, quality control and independence standards, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Longer prison terms and increased penalties apply to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers is extended, and bonuses issued to top executives prior to restatement of a company's financial statements are subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

         A company's chief executive officer and chief financial officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Bank's internal controls; they have made certain disclosures to the Bank's auditors and the audit committee of the Board of Directors about the company's internal controls; and they have included information in the Company's quarterly and annual reports about their evaluation and whether there have been significant changes in the Bank's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

N.  USA PATRIOT Act

         In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

     o To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     o To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     o To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     o To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

         Under the USA PATRIOT Act, financial institutions were given 180 days from enactment to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     o    The development of internal policies, procedures, and controls;

     o    The designation of a compliance officer;

     o    An ongoing employee training program; and

     o    An independent audit function to test the programs.

         The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act, and management believes that the Bank is currently in compliance with the Act.

O.  Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act eliminated many of the barriers that separated the insurance, securities and banking industries since the Great Depression. The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area.

The major provisions of the Gramm-Leach-Bliley Act are:

FINANCIAL HOLDING COMPANIES AND FINANCIAL ACTIVITIES. Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company.

Activities permissible for financial subsidiaries of national banks include, but are not limited to, the following: (a) Lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) Insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for purposes of the foregoing, in any State; (c) Providing financial, investment, or economic advisory services, including advising an investment company; (d) Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) Underwriting, dealing in, or making a market in securities.

SECURITIES ACTIVITIES. Title II narrows the exemptions from the securities laws previously enjoyed by banks.

INSURANCE ACTIVITIES. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks, and bars the states from prohibiting insurance activities by depository institutions.

PRIVACY. Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Under the rules, financial institutions must provide:

     * initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

     *    annual notices of their privacy policies to current customers; and

     * a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION. Under Title V, federal banking regulators were required to adopt rules requiring financial institutions to implement a program to protect confidential customer information, and the federal banking agencies have adopted guidelines requiring financial institutions to establish an information security program.

         The Bank implemented a security program appropriate to its size and complexity and the nature and scope of its operations prior to the July 1, 2001 effective date of the regulatory guidelines, and since initial implementation has, as necessary updated and improved that program.

COMMUNITY REINVESTMENT ACT SUNSHINE REQUIREMENTS. The federal banking agencies have adopted regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. The Bank is not a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

         The   Bank   intends   to   comply   with   all   provisions   of   the
Gramm-Leach-Bliley   Act  and  all  implementing   regulations  as  they  become
effective.

M. Fair Credit Reporting

         In 1970, the U. S. Congress the Fair Credit Reporting Act (the "FCRA") in order to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers, and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others. By its terms, the preemption provision of the FCRA will terminate as of December 31, 2003. Termination of the preemption provisions could significantly impact the ability of the existing credit bureau system to continue operating.

         The Bank may incur additional costs, and be required to implement additional costly procedures and systems in the event that the preemption provisions of the FCRA terminate at the end of 2003, and California, or other states, adopts legislation that would have the effect of prohibiting the continued sharing of information such as that currently collected by credit bureaus throughout the United States. The likelihood of the FCRA preemption provisions terminating by their terms, and of the adoption of such restrictive provisions by state legislatures, cannot be estimated at this time.

O.  Consumer Laws and Regulations

         In addition to the other laws and regulations discussed in this Offering Circular, the Bank must also comply with consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing regulatory compliance and customer relations efforts.

P.  Exposure to and Management of Risk

         The federal banking agencies examine banks and bank holding companies with respect to their exposure to and management of different categories of risk. Categories of risk identified by the agencies include legal risk, operational risk, market risk, credit risk, interest rate risk, price risk, foreign exchange risk, transaction risk, compliance risk, strategic risk, credit risk, liquidity risk, and reputation risk. This examination approach causes bank regulators to focus on risk management procedures, rather than simply examining every asset and transaction. This approach supplements rather than replaces existing rating systems based on the evaluation of an institution's capital, assets, management, earnings and liquidity. It is not clear what effect, if any, this examination approach will have on the Bank.

Q.  Money Laundering Control Act

         The Money Laundering Control Act of 1986 provides sanctions for the failure to report high levels of cash deposits to non-bank financial institutions. Federal banking regulators possess the power to revoke the charter or appoint a conservator for any institution convicted of money laundering. Offending state-chartered banks could lose their federal deposit insurance, and bank officers could face lifetime bans from working in financial institutions. The Community Development Act, which includes a number of provisions that amend the Bank Secrecy Act, allows the Secretary of the Treasury to exempt specified currency transactions from reporting requirements and permits the federal bank regulatory agencies to impose civil money penalties on banks for violations of the currency transaction reporting requirements.

R.  Safety and Soundness Standards

         Federal banking regulators have adopted a Safety and Soundness Rule and Interagency Guidelines Prescribing Standards for Safety and Soundness. The guidelines create standards for a wide range of operational and managerial matters including (a) internal controls, information systems, and internal audit systems; (b) loan documentation; (c) credit underwriting; (d) interest rate exposure; (e) asset growth; (f) compensation and benefits; and (g) asset quality and earnings.

         The Community Development Act required the federal bank regulatory agencies to prescribe standards prohibiting as an unsafe and unsound practice the payment of excessive compensation that could result in material financial loss to an institution, and to specify when compensation, fees or benefits become excessive. These guidelines characterize compensation as excessive if it is unreasonable or disproportionate to the services actually performed by the executive officer, employee, director or principal shareholder being compensated.

         Federal regulators have stated that the guidelines are meant to be flexible and general enough to allow each institution to develop its own systems for compliance. With the exception of the standards for compensation and benefits, a failure to comply with the guidelines' standards does not necessarily constitute an unsafe and unsound practice or condition. On the other hand, an institution in conformance with the standards may still be found to be engaged in an unsafe and unsound practice or to be in an unsafe and unsound condition.

         Although meant to be flexible, an institution that falls short of the guidelines' standards may be requested to submit a compliance plan or be subjected to regulatory enforcement actions. Generally, the federal banking agencies will request a compliance plan if an institution's failure to meet one or more of the standards is of sufficient severity to threaten the safe and sound operation of the institution. An institution must file a compliance plan within 30 days of request by its primary federal regulator, which is the OCC in the case of the Bank. The guidelines provide for prior notice of and an opportunity to respond to the agency's proposed order. An enforcement action may be commenced if, after being notified that it is in violation of a safety and soundness standard, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted plan. The Federal Deposit Insurance Act provides the agencies with a wide range of enforcement powers. An agency may, for example, obtain an enforceable cease and desist order in the United States District Court, or may assess civil money penalties against an institution or its affiliated parties.

S.  Legislation and Proposed Changes

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress and before various bank regulatory agencies. For example, from time to time Congress has considered various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter, conform holding company regulation, and abolish the Office of Thrift Supervision. Typically, the intent of this type of legislation is to strengthen the banking industry, even if it may on occasion prove to be a burden on management's plans. No prediction can be made as to the likelihood of any major changes or the impact that new laws or regulations might have on the Bank.

T.  Impact of Government Monetary Policy

         The earnings of the Bank are and will be affected by the policies of regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and changes in the discount rate which banks pay on advances from the Federal Reserve System. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates on loans or interest rates paid for deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business earnings of the Bank cannot be predicted.

U.  Conclusions

         It is impossible to predict with any certainty the competitive impact the laws and regulations described above will have on commercial banking in general and on the business of the Bank in particular, or to predict whether or when any of the proposed legislation and regulations described above will be adopted. It is anticipated that banking will continue to be a highly regulated industry. Additionally, there has been a continued lessening of the historical distinction between the services offered by financial institutions and other businesses offering financial services, and the trend toward nationwide interstate banking is expected to continue. As a result of these factors, it is anticipated banks will experience increased competition for deposits and loans and, possibly, further increases in their cost of doing business.

ITEM 2.  PROPERTIES

         At December 31, 2004, the Bank had three facilities located in Santa Clara County, one facility located in Sacramento County and one facility in San Diego county.

         The first office, which is also the principal executive office of the Bank, is located at 2120 El Camino Real, in the City of Santa Clara, County of Santa Clara, State of California. The office is located in a freestanding, two-story building, consisting of 5,430 square feet, located at the intersection of El Camino Real and McCormick Drive. The building was previously a branch of Washington Mutual Bank, and includes a vault and teller lines. The premises include 42 parking spaces situated on a 35,719 square foot parcel. The premises are sublet from Washington Mutual Bank. The sublease provides for a basic rent of $13,582.50 per month from the commencement date until the first anniversary of the sublease. On each anniversary date of the commencement of the sublease, the basic rent will be increased by 4% of the amount of the basic rent during the prior year. The Bank is also responsible for real estate taxes and insurance costs. The sublease is for a period of ten (10) years, terminating on September 30, 2010. There is no option to extend the sublease beyond that date. Current lease payments are $14,690.83 per month through the anniversary of the commencement date. The foregoing description of the office is qualified by reference to the lease agreement dated August 31, 2000 exhibit 10.4 to this Report.

         The second facility is a banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California. The office consists of approximately 2,975 square feet consisting of Suites 101 and 103 on the first floor of the building known as the Palo Alto Office Center. The lease is for a term of 60 months commencing on December 1, 2001 and ending on November 30, 2006. The Lease provides for a basic rent of $12,197.50 through the first anniversary of the lease date. Effective with the first anniversary date the lease payments will be adjusted by a factor that is tied to the Consumer Price Index. Current lease payments are $16,147.39 per month through the 2004 anniversary of the commencement date The foregoing description is qualified by reference to the lease agreement dated October 15, 2001 attached as exhibit
10.12 to this Report.

         The third facility is an administrative office located at 55 Almaden Boulevard, City of San Jose, County of Santa Clara, State of California. The office consists of approximately 24,767 square feet on two floors of an eight-story office building. The facility is being sublet from a prior tenant in a sublease which commenced December 26, 2003 and terminates December 31, 2006. The sublease provides for an initial base rent of $28,730 with annual escalations to $45,819 in the final year of the sublease. The Bank has also entered into a direct lease with the landlord, which will commence immediately following the sublease term on January 1, 2007 for 120 months ending on December 31, 2016. The direct lease provides for an initial twelve-month period of reduced rent followed by a base rent of $47,304.97 beginning on January 1, 2008 and increasing 3% on each anniversary date thereafter.

         The fourth facility is a loan production office located at 3035 Prospect Park Drive, Suite 100, City of Rancho Cordova, County of Sacramento, State of California. The office consists of approximately 1,964 square feet consisting of Suite 100 in the real estate development known as "Prospect Center". The lease is for a term of 36 months commencing on October 1, 2002 and ending on September 30, 2005. The Lease provides for a basic rent of $1,865.80 through the first anniversary of the lease date. The basic rent will increase to $1,940.43 effective with the first anniversary date and then increase to $2,018.01 on the second anniversary date. The foregoing description is qualified by reference to the lease agreement dated August 13, 2002 attached as exhibit
10.13 herein.

         The fifth facility is a loan production office located at 7676 Hazard Center Drive, Fifth Floor, City of San Diego, County of San Diego, State of California. The office consists of approximately 905 square feet consisting of offices No. 36a, 36b, 36c, 36d and 37 in the real estate development known as "Barrister Executive Suites". The lease is for a term of 6 months commencing on November 1, 2003 and ending on June 1, 2004. The lease provides for a basic rent of $4,300.00 per month. The term of the lease will be automatically extended for the same period of time as the initial term, upon the same terms and conditions, unless either party notifies the other in writing to the contrary at least 90 days prior to the termination date.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a defendant in any pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         There is limited trading in and no established public trading market for the Company's Common Stock. On January 27, 2003, the Company's Common Stock began trading on the Nasdaq Small Cap exchange under the symbol "BBNK". Previously, it was traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "BBSV". Hoefer and Arnett, Incorporated, Knight Securities, LLP, Schwab Capital Markets, and Baird Patrick & Co. make markets in the Company's Common Stock.

         The following table summarizes those trades of which the Company has knowledge, setting forth the approximate high and low bid prices for the periods indicated. The prices indicated below may not necessarily represent actual transactions.

                                     Bid Price of
                                   Common stock (1)
             Quarter ended          Low      High
          __________________       _____     _____

          March 31, 2003            5.25      7.25
          June 30, 2003             6.00      8.75
          September 30, 2003        8.00     12.50
          December 31, 2003        10.25     13.50
          March 31, 2004           12.00     13.24
          June 30, 2004            11.06     12.95
          September 30, 2004       10.75     13.76
          December 31, 2004        13.07     17.65

(1) Prices represent the actual trading history on the Nasdaq Small Cap market. Additionally, since trading in the Company's common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company had 495 shareholders of record as of January 21, 2005.

            The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to statutory and regulatory restrictions. FDIC policies generally preclude dividend payments during the first three years of operation, allow cash dividends to be paid only from net operating income, and do not permit dividends to be paid until an appropriate allowance for loans and lease losses has been established and overall capital is adequate. The FDIC requires that a depository institution maintain a Tier 1 capital to assets ratio of not less than 8% during the first three years of operation. See "SUPERVISION AND REGULATION - Capital Adequacy Requirements."

           After the first three years of operations, the Board of Directors of a national bank may declare the payment of dividends depending upon the earnings, financial condition and cash needs of the bank and general business conditions. A national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad debts. A national bank is further prohibited from declaring a dividend on its shares of common stock until its surplus fund equals the amount of capital stock or until 10% of the bank's net profits of the preceding half year in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods in the case of an annual dividend, are transferred to the surplus fund. The approval of the Comptroller is required for the payment of dividends if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

         In addition to the above requirements, guidelines adopted by the Comptroller set forth factors, which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the bank's capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to revise or develop a comprehensive capital plan.

         The Comptroller also has broad authority to prohibit a national bank from engaging in banking practices which it considers to be unsafe or unsound. It is possible, depending upon the financial condition of the national bank in question and other factors, that the Comptroller may assert that the payment of dividends or other payments by a bank is considered an unsafe or unsound banking practice and therefore, implement corrective action to address such a practice.

         The Company has not declared dividends since inception of the Bank's existence. In the future, the Company may consider cash and stock dividends, subject to the restrictions on the payment of cash dividends as described above, depending upon the level of earnings, management's assessment of future capital needs and other factors considered by the Board of Directors.

            The following chart provides information as of December 31, 2004 concerning the Bank's Stock Option Plan, the Company's only equity compensation plan:



                            Number of securities      Weighted average        Number of securities
                             to be issued upon        exercise price of       remaining available
                                exercise of          outstanding options,     for future issuance
                            outstanding options,    warrents, and rights          under equity
                            warrants, and rights                               compensation plans
                                                                             (excluding securities
                                                                            reflected in column (a)
                                    (a)                      (b)                      (c)
                           -----------------------  ----------------------  -------------------------

Equity compensation
plans approved by
security holders                 1,255,974                  $ 6.81                    503,638

Equity compensation
plans not approved by
security holders                         -                       -                          -
                           -----------------------  ----------------------  -------------------------

Total                             1,255,974                  $ 6.81                    503,638
                           =======================  ======================  =========================


ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents certain consolidated financial information concerning the business of the Company. This information should be read in conjunction with the Financial Statements and the notes thereto, and
Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.


                                                                                            For the period
                                                                                            from inception
Statement of Operations Data:                                                                May 14, 2001
(dollars in thousands, except per share data)            As of and for the years ended         through
                                                           December 31,                      December 31,
                                                         2004        2003         2002           2001
                                                     -------------------------------------------------------

Interest income                                         $ 19,457    $ 12,133     $  7,002         $  1,573
Interest expense                                           2,896       2,235        1,192              419
                                                     -------------------------------------------------------
Net interest income                                       16,561       9,898        5,810            1,154
Provision for credit losses                               (1,671)       (843)      (1,424)            (511)
Net interest income after provision
  for credit losses                                       14,890       9,055        4,386              643
                                                     -------------------------------------------------------
Other income                                               3,855       2,664        1,460               18
Other expenses                                           (13,596)    (10,214)      (8,530)          (4,202)
                                                     -------------------------------------------------------
Income before income taxes                                 5,149       1,505       (2,684)          (3,541)
Income taxes                                              (2,112)      1,868           (1)               -
                                                     -------------------------------------------------------
Net income (loss)                                       $  3,037    $  3,373     $ (2,685)        $ (3,541)
                                                     =======================================================

Per share Data:
Basic income (loss) per share                           $   0.50    $   0.56     $  (0.53)        $  (0.92)
Diluted income (loss) per share                             0.46        0.53        (0.53)           (0.92)
Shareholders' equity per share                              5.43        4.95         4.39             4.05
Cash dividend per common share                                 -           -            -                -

Balance Sheet Data:
Balance sheet totals-end of year:
  Assets                                                $402,037    $278,579     $181,188         $ 96,185
  Loans, net                                             289,467     191,053      126,345           35,581
  Deposits                                               352,456     246,394      153,359           80,100
  Shareholders' equity                                    33,122      29,954       26,564           15,524

Average balance sheet amounts:
  Assets                                                $341,466    $222,454     $133,830         $ 38,857
  Loans, net                                             240,465     156,587       86,892           10,151
  Deposits                                               307,471     193,765      111,607           27,753
  Shareholders' equity                                    30,768      27,075       21,126           10,847

Selected Ratios:
Return on average equity                                    9.87%      12.46%      -12.71%          -32.64%
Return on average assets                                    0.89%       1.52%       -2.01%           -9.11%
Efficiency ratio                                           66.59%      81.31%      117.33%          358.53%
Leverage capital ratio                                      9.70%      13.47%       19.85%           39.95%
Net chargeoffs (recoveries) to average loans                0.08%      -0.05%        0.20%               -
Allowance for loan losses to total loans                    1.41%       1.38%        1.37%            1.42%
Average equity to average assets                            9.01%      12.17%       15.79%           27.92%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Please see "Forward-Looking Statements" on page 1. Therefore, the information set forth therein should be carefully considered when evaluating business prospects of the Bank.

CRITICAL ACCOUNTING POLICIES

         Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements. Our most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

ALLOWANCE FOR LOAN LOSSES

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

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the association provision for loan losses.

SALE OF SBA LOANS

         In calculating gain on the sale of SBA loans, the Bank performs an allocation based on the relative fair values of the sold portion and retained portions of the loan. The company assumptions are validated by reference to external market information.

AVAILABLE-FOR-SALE SECURITIES

The fair value of most securities classified as available-for-sale is based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

DEFERRED TAX ASSETS

         Our deferred tax assets are explained in the section below titled "Income Tax" and in Note 8 to the Consolidated Financial Statements presented in our 2004 10-K. We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset will not be realized and our net income will be reduced.

SECONDARY STOCK OFFERING

         The Bank filed a Registration Statement on Form SB-2 on March 22, 2002 with respect to a proposed public offering of the Bank's Common stock for an aggregate consideration of $12,000,001. The registration statement was declared effective by the Comptroller on April 15, 2002. A second registration statement, registering additional shares to cover over-subscriptions was filed with the Comptroller on June 14, 2002, and became effective as of that date. The Bank completed the offering of 2,215,384 shares of Common Stock, $2.50 par value, at a price of $6.50 per share, for an aggregate consideration of $14,399,996 on June 17, 2002.

OPERATING RESULTS

         For the year ended December 31, 2004, the Company reported net income of $3,037,000 or $0.50 basic and $0.46 diluted earnings per share, compared with net income of $3,373,000 or $0.56 basic and $0.53 diluted earnings per share for the year ended December 31, 2003 and a net loss of ($2,685,000) or ($0.53) basic and diluted loss per share for the year ended December 31, 2002. Net income for 2004 represented a decrease of $336,000 compared to 2003 primarily due to a one-time benefit of $1.9 million related to the recognition of deferred tax assets in 2003. The impact was offset, in part, by an increase of $6.7 million in interest income and an increase of $1.2 million in other income, offset, in part, by an increase of $0.8 million in provision for credit losses and $3.4 million in other expense. See the specific sections below for details regarding these changes.

         Net income for the year ended December 31, 2003 of $3,373,000, or $0.56 basic and $0.53 diluted earnings per share, compared to net loss of $2,685,000 or ($0.53) basic and diluted earnings per share in 2002. The improvement in net income of $6.1 million resulted from an increase of $4.1 million in net interest income, $1.2 million in non-interest income and a decrease of $0.6 million in the provision for credit losses, offset, in part by an increase of $1.7 million in non-interest expenses and a one-time benefit of $1.9 million related to the recognition of deferred tax assets.

NET INTEREST INCOME AND MARGIN

         Net interest income is the principal source of the Company's operating earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities. The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin for the three years ended December 31, 2004, 2003 and 2002.


AVERAGE BALANCES, RATES AND YIELDS
                                                                     December 31,
                                         2004                            2003                          2002
                            ------------------------------  ----------------------------- ------------------------------
                                                            (dollars in thousands)
                                        INTEREST  YIELDS/              INTEREST  YIELDS/              INTEREST  YIELDS/
                             AVERAGE    INCOME/    RATES     AVERAGE    INCOME/   RATES     AVERAGE    INCOME/   RATES
                             BALANCE    EXPENSE    PAID      BALANCE    EXPENSE   PAID      BALANCE    EXPENSE   PAID
                            ------------------------------  ----------------------------- ------------------------------

ASSETS

Interest earning assets:
  Loans (1)                  $ 244,600    $18,378    7.5%     $159,346  $ 11,587    7.3%    $  86,892   $ 6,318    7.3%
  Federal funds sold            43,000        546    1.3%       38,982       407    1.0%       21,844       362    1.7%
  Investment securities (2)     30,002        533    1.8%       12,061       139    1.2%       17,132       303    1.8%
  Interest bearing deposits
     in other banks                  -          -    0.0%            -         -    0.0%          869        19    2.2%
                            ------------------------------  ----------------------------- ----------------------
      Total earning assets     317,602     19,457    6.1%      210,389    12,133    5.8%      126,737     7,002    5.5%
                                       -----------                     ----------                     ----------
Noninterest earning assets:
  Cash and due from banks       18,272                          10,734                          6,504
  Other assets (3)               5,592                           1,331                            589
                            -----------                     -----------                   ------------
TOTAL ASSETS                 $ 341,466                        $222,454                      $ 133,830
                            ===========                     ===========                   ============
LIABILITIES AND
  SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Deposits:
    Demand                   $   3,543         21    0.6%     $  4,201        30    0.7%    $   2,339        25    1.1%
    Savings                    138,776      1,833    1.3%       69,209     1,040    1.5%       30,337       491    1.6%
    Time                        47,008      1,020    2.2%       47,612     1,165    2.4%       26,988       676    2.5%
    Other                          361         22    6.1%            1         -    0.0%            -         -    0.0%
                            ------------------------------  ----------------------------- ------------------------------
       Total interest-bearing
         deposits:             189,688      2,896    1.5%      121,023     2,235    1.8%       59,664     1,192    2.0%
                                       -----------                     ----------                     ----------
Noninterest-bearing liabilities:
  Demand deposits              118,144                          72,744                         51,943
  Accrued expenses and
    other liabilities            2,866                           1,612                          1,097
Shareholders' equity            30,768                          27,075                         21,126
                            -----------                     -----------                   ------------
TOTAL SHAREHOLDERS'
  EQUITY AND LIABILITIES     $ 341,466                        $222,454                      $ 133,830
                            ===========                     ===========                   ============

Net interest income and margin            $16,561    5.2%               $  9,898    4.7%                 $5,810    4.6%
                                       ===================             ==================             ==================


(1) Includes amortization of loan fee of $2,010 for 2004, $1,159 for 2003 and $741 for 2002. Nonperforming loans have been included in average loan balances.

(2) Interest income is reflected on an actual basis, not fully taxable equivalent basis. Yields are based on amortized cost.

(3) Net of average allowance for credit losses of $ 3,347 and average deferred loan fees of $787 for 2004, average allowance for credit losses of $ 2,209 and deferred loan fees of $549 for 2003 and average allowance for credit losses of $1,192 and deferred loan fees of $471 for 2002.


         The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2004, 2003 and 2002:


VOLUME/RATE ANALYSIS
(dollars in thousands)
                                                2004 vs. 2003                      2003 vs. 2002
                                      --------------------------------- ----------------------------------
                                                  Increase (decrease)               Increase (decrease)
                                                    due to change in                  due to change in
                                      --------------------------------- ----------------------------------
                                        Average    Average     Total      Average     Average     Total
                                        Volume      Rate      Change       Volume      Rate      Change
                                      --------------------------------- ----------------------------------

 Interest income:
   Loans                                  $6,406      $ 385    $ 6,791       $5,269     $    0    $ 5,269
   Federal funds sold                         51         88        139          179       (134)        45
   Investment securities                     319         75        394          (58)      (106)      (164)
    Other                                      -          -          -            -        (19)       (19)
                                      --------------------------------- ----------------------------------
      Total interest income                6,776        548      7,324        5,389       (258)     5,131
                                      --------------------------------- ----------------------------------

 Interest expense:
   Demand                                     (4)        (5)        (9)          13         (8)         5
   Savings                                   919       (126)       793          584        (35)       549
   Time                                      (13)      (132)      (145)         505        (16)       489
   Other                                      22          0         22            -          -          -
                                      --------------------------------- ----------------------------------
       Total interest expense                925       (263)       661        1,102        (59)     1,043
                                      --------------------------------- ----------------------------------

 Change in net interest income            $5,851      $ 811    $ 6,663       $4,287     $ (199)   $ 4,088
                                      ================================= ==================================



         Net interest income was $16,561,000 in 2004, comprised of $19,457,000 in interest income and $2,896,000 in interest expense. Net interest income in 2004 compared to $9,898,000, comprised of $12,133,000 in interest income and $2,235,000 in interest expense for the year ended December 31, 2003. The increase of $6,663,000 in net interest income in 2004 was primarily due to an increase of $7,324,000 in interest income offset, in part, by an increase of $661,000 in interest expense.

         Net interest income for the year ended December 31, 2003 represented an increase of $4,088,000 over $5,810,000 for the year ended December 31, 2002. The increase in net interest income was primarily a result of an increase of $5,131,000 in interest income offset, in part, by an increase of $1,043,000 in interest expense.

         The net interest margin (net interest income divided by average earning assets) was 5.2% for the year ended December 31, 2004, as compared to 4.7% for the year ended December 31, 2003 and 4.6% for 2002. The improvement in net interest margin in 2004 compared to 2003 was primarily the result of increases in the prime rate during the second half of the year, a shift in the mix of loans toward higher yielding product lines, and a shift in the mix of deposits toward lower-cost sources of funds. The improvement in net interest margin in 2003 compared to 2002 was primarily due to improved balance sheet leverage. Average loans represented 77% of average earning assets in 2004 compared to 76% in 2003 and 69% in 2002. In addition, in 2004 the Bank's ratio of average loans to average deposits was 80%, down from 82% in 2003 and 78% in 2002.

         Significant factors affecting net interest income are: rates, volumes and mix of the loan, investment and deposit portfolios. Due to the nature of the Bank's lending markets, in which the majority of loans are generally tied to Prime Rate, we believe that an increase in interest rates should positively affect the Bank's future earnings, while a decline will have a negative impact. However, it is not feasible to provide an accurate measure of such a change because of the many factors (many of them uncontrollable) influencing the result.

INTEREST INCOME

         For the year ended December 31, 2004, the Company reported interest income of $19,457,000 an increase of $7,324,000 or 60% over $12,133,000 reported in 2003. The increase in interest income primarily reflects an increase in the volume of average earning assets in 2004 compared to 2003. Average earning assets were $318 million for the year ended December 31, 2004 an increase of $107 million or 51% over $210 million for the year ended December 31, 2003. In addition, the majority of the Bank's earning assets have rate structures that re-price with movements in short-term interest rates, primarily the prime rate and fed funds rate. From June 2004 through December 2004, each of these indices increased by 1.25%.

         For the year ended December 31, 2003, the Bank reported interest income of $12,133,000 for an increase of $5,131,000 or 73% over $7,002,000 reported in
2002. The increase in interest income primarily reflects an increase in the volume of average earning assets in 2003 compared to 2002. Average earning assets were $210 million for the year ended December 31, 2003 an increase of $83 million or 65% over $127 million for the year ended December 31, 2002.

INTEREST EXPENSE

         Interest expense was $2,896,000 for the year ended December 31, 2004, which represented an increase of $661,000 or 30% compared to $2,235,000 for the year ended December 31, 2003. The increase in interest expense primarily reflects an increase in average interest-bearing liabilities in 2004 compared to 2003. Average interest-bearing liabilities were $190 million for the year ended December 31, 2004, an increase of $69 million or 57% from $121 million for the year ended December 31, 2003. Partially offsetting the impact of the greater volume of interest-bearing liabilities was a decrease in the average rate paid.

         Interest expense was $2,235,000 for the year ended December 31, 2003, which represented an increase of $1,043,000 or 88% compared to $1,192,000 for the year ended December 31, 2002. The increase in interest expense primarily reflects an increase in average interest-bearing liabilities in 2003 compared to 2002. Average interest-bearing liabilities were $121 million for the year ended December 31, 2003, an increase of $61 million or 102% from $60 million for the year ended December 31, 2002. Partially offsetting the impact of the greater volume of interest-bearing liabilities was a decrease in the average rate paid.

CREDIT RISK AND PROVISION FOR CREDIT LOSSES

         The Bank maintains an allowance for credit losses which is based, in part, on loss experience of the Bank and the California banking industry, the impact of economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. Based on management's current evaluation of such risks, additions of $1,671,000, $843,000 and $1,424,000 were made to the allowance for credit losses in 2004, 2003 and 2002, respectively. During 2004, the Bank had charge offs totaling $240,000 and recoveries of $32,000 as compared to $10,000 in charge offs and $85,000 in recoveries in 2003 and $170,000 charged off and no recoveries in 2002. The resulting allowance for credit losses was $4,146,000 representing 1.41% of total loans at December 31, 2004 as compared to $2,683,000 representing 1.38% of total loans at December 31, 2003 and $1,765,000 representing 1.37% of total loans at December 31, 2002.

         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were two non-accrual loans at December 31, 2004 totaling $1,026,000 as compared to one loan totaling $59,000 at December 31, 2003. There were no non-accrual loans at December 31, 2002. At December 31, 2004, the non-accrual loans consisted of two SBA loans totaling $1,026,000 of which $712,000 is guaranteed by the U.S.Government. The remaining balance of $314,000 is secured by business assets and real property. Of the two loans on nonaccrual at December 31, 2004, one loan was determined to be impaired and its carrying value reflects the fair value of the collateral securing the loan.

In addition, at December 31, 2004, 2003 and 2002, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         At December 31, 2004, 2003 and 2002 there were no properties owned by the Bank acquired through the foreclosure process.

         Management is of the opinion that the allowance for credit losses is maintained at a level adequate for inherent losses in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $122,000,000 in real estate loans, representing approximately 42% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and OREO and the level of the allowance for loan losses, which could adversely affect the Bank's future growth and profitability.

NON-INTEREST INCOME

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2004, 2003 and 2002


 Other Income
 (dollars in thousands)                          2004                     2003                     2002
                                         ----------------------   ----------------------   ----------------------
                                           Amount     Percent       Amount     Percent       Amount     Percent
                                         ----------------------   ----------------------   ----------------------

 Gain on sale of SBA loans                   $2,737      71.0%        $2,095      80.2%        $1,335      91.4%
 SBA loan servicing income                      310       8.0%           181       6.9%            39       2.7%
 Depositor service charges                      362       9.4%           194       7.4%            38       2.6%
 Other operating income                         446      11.6%           142       5.4%            48       3.3%
                                         ----------------------   ----------------------   ----------------------

                                             $3,855     100.0%        $2,612     100.0%        $1,460     100.0%
                                         ===========              ===========              ===========


         Non-interest income totaled $3,855,000 in 2004, an increase of $1,243,000 or 48% over $2,612,000 in 2003. Non-interest income increased $1,152,000, or 79% from 2002 to 2003. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan packaging fees and servicing income and service charge income on deposit accounts. The increases in non-interest income in 2004 compared to 2003 and in 2003 compared to 2002 are primarily due to higher volumes of SBA loan sales as a result of expansion of the SBA lending operation. The company established its SBA lending operation in March 2002.

NON-INTEREST EXPENSES

         The components of other expense are set forth in the following table for the years ended December 31, 2004, 2003 and 2002.



 Other Expense as a Percent of Average Assets
 (dollars in thousands)

                                          2004                          2003                        2002
                                 ----------------------       -----------------------       ---------------------
                                   Amount       Percent          Amount       Percent        Amount       Percent
                                 ----------------------       -----------------------       ---------------------

 Salaries and benefits           $  8,081         2.4%        $  6,594         3.0%         $ 5,094         3.8%
 Occupancy                          1,420         0.4%             890         0.4%             741         0.6%
 Data processing                      763         0.2%             536         0.2%             373         0.3%
 Legal and professional               645         0.2%             340         0.2%             253         0.2%
 Marketing and advertising            612         0.2%             370         0.2%             461         0.3%
 Furniture and equipment              585         0.2%             561         0.3%             464         0.3%
 Other                              1,490         0.4%             922         0.4%           1,144         0.9%
                                 ----------------------       -----------------------       ---------------------
                                 $ 13,596         4.0%        $ 10,213         4.6%         $ 8,530         6.4%
                                 ========                     ========                      =======



         Non-interest expenses were approximately $13.6 million in 2004 as compared to approximately $10.2 million in 2003 and $8.5 million in 2002. Non-interest expense increased approximately $3.4 million in 2004 as compared to 2003. This increase was primarily attributable to increased salaries and benefits cost and occupancy expense as well as increases in marketing, data processing expense and professional services. Non-interest expenses in 2003 increased approximately $1.7 million in the year ended December 31, 2003 compared to 2002. The increase was primarily attributable to increased salary and benefits cost as well as increases in occupancy, furniture and equipment and data processing expense. Non-interest expenses measured as a percentage of average earning assets were 4.0% in 2004, which represented improvement from 4.6% in 2003 and 6.4% in 2002.

         The increases in non-interest expenses reflect the impact of expansion of the business during 2004, 2003 and 2002. During 2004, the Bank consolidated offices and moved its' headquarters to a larger facility in San Jose; launched two new product lines, international trade finance and investment services; and added a SBA loan production office in Fresno, California. During 2003, the Bank opened a SBA loan production office in San Diego to cover Southern California and added staff in all major business lines. During the year ended December 31, 2002, the Bank opened a branch office in downtown Palo Alto, established a U.S. Small Business Administration Lending ("SBA") Group that includes a regional loan production office in Sacramento county, and launched Bridge Capital Finance Group ("BCFG"), a factoring and asset-based lending division with a loan production office in Santa Clara.

         Salaries and related benefits is the largest component of the Bank's non-interest expense. Salaries and benefits were $8.1 million for the year ended December 31, 2004 as compared to $6.6 million and $5.1 million for the years ended December 31, 2003 and 2002, respectively. The increases in 2004 compared to 2003 and 2003 compared to 2002 are primarily attributable to the increase in full time equivalent employees (FTE) related to expansion of the business and to higher incentive compensation related to performance of the Bank. The Bank had 80 FTE at December 31, 2004 as compared to 60 FTE at December 31, 2003 and 50.5 FTE at December 31, 2002.

         Occupancy expense for the year ended December 31, 2004 was $1,420,000 and represented an increase of $530,000 over $890,000 for the prior year. The increase in 2004 was primarily due to the consolidation of offices of the Company in a new, larger headquarters facility in downtown San Jose and the addition of two loan production offices in the SBA group. In 2003, occupancy expense increased $149,000 to $890,000 compared to $741,000 for the year ended December 31, 2002. The increase in occupancy expense primarily reflects the full-year impact of expansion of the SBA and Bridge Capital Finance business lines that occurred in 2002.

         The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure. Data processing expense in 2004 was $763,000, which represented an increase of $227,000 over $536,000 one year earlier. In 2003, data processing costs increased $163,000 to $536,000 compared to $373,000 in 2002. The increases in data processing in both years are primarily due to increases in deposit transaction volumes in addition to increases in FTE.

         Legal and professional expenses were $645,000 for the year ended December 31, 2004, which represented an increase of $305,000 over $340,000 in 2003. The increase in 2004 was due, in part, to nonrecurring legal costs related to the formation of the holding company as well as increases in ongoing accounting and audit services. In 2003, legal and professional expenses increased $87,000 to $340,000 compared to $253,000 in 2002. The increase in 2003 was primarily due to increased legal costs related to expansion of business lines.

         Furniture, fixtures and equipment (FF&E) expense of $585,000 for the year ended December 31, 2004 represented a slight increase of $24,000 compared to $561,000 in the same period one year earlier. In 2003, FF&E expense increased $97,000 to $561,000 compared to $464,000 for the year ended December 31, 2002. The increases in FF&E expense primarily reflect the impact of establishing new facilities and the increase in headcount associated with expansion of business lines.

         As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.

INCOME TAXES

         The Bank's effective tax rate was 41% for the year ended December 31, 2004. For 2003 the effective tax rate was -124.03% as a result of the one-time recognition of $1.9 million of deferred tax assets. The Bank's effective tax rate was 0% for the year ended December 31, 2002 as a result of net operating losses and net operating loss carry forward. See Note 9 to the financial statements for additional information on income taxes.

QUARTERLY INCOME

         The unaudited income statement data of the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth herein. The results of operations are not necessarily indicative of results for any future period. The following table shows the Bank's unaudited quarterly income statement data for the years 2004 and 2003.


                                       First quarter      Second quarter      Third quarter       Fourth quarter
                                      2004      2003      2004      2003      2004      2003      2004      2003
                                   --------------------------------------------------------------------------------

 Net interest income                  $3,191    $2,110    $3,742    $2,382    $4,470    $2,633    $5,157   $ 2,773
 Provision for credit losses             405       254       369       228       611        82       286       279
 Other income                          1,122       594       779       516       834       749     1,121       804
 Other expenses                        3,115     2,321     3,094     2,392     3,308     2,827     4,079     2,673
                                   --------------------------------------------------------------------------------
                                         793       129     1,058       278     1,385       473     1,913       625
                                   --------------------------------------------------------------------------------
 Income tax                              327                 434                 568                 783    (1,867)
 Net income                           $  466    $  129    $  624    $  278    $  817    $  473    $1,130   $ 2,492
                                   ================================================================================

 Net income per share - basic         $ 0.08    $ 0.02    $ 0.10    $ 0.05    $ 0.13    $ 0.08    $ 0.19   $  0.41
 Net income per share - diluted       $ 0.07    $ 0.02    $ 0.09    $ 0.04    $ 0.12    $ 0.07    $ 0.17   $  0.38


FINANCIAL CONDITION AND EARNING ASSETS

         As of December 31, 2004, assets were $402 million, gross loans were $294 million and deposits were $352 million. Assets increased $123 million, a 44% increase from $279 million at December 31, 2003. Gross loans increased $100 million, or 52% from $194 million at December 31, 2003. Deposits increased $106 million, a 43% increase from $246 million at December 31, 2003.

         As of December 31, 2003, assets were $279 million, gross loans were $194 million and deposits were $246 million. Assets increased $97.4 million, a 54% increase from $181 million at December 31, 2002. Gross loans increased $65 million, or 50% from $129 million at December 31, 2002. Deposits increased $93 million, a 61% increase from $153 million at December 31, 2002.

FEDERAL FUNDS SOLD

         Federal funds sold were $62,675 at December 31, 2004 as compared to $47,975 at December 31, 2003. This increase is primarily due to an increase in short term deposits, primarily in the money market category. The average balance of federal funds sold was $43,000 in 2004 and $38,982 in 2003. These balances represented 14.0% and 20.1% of average deposits for 2004 and 2003, respectively. They are maintained primarily for the short-term liquidity needs of the Bank.

SECURITIES

         The following table shows the composition of the securities portfolio at December 31, 2004, 2003 and 2002.


Investment Securities Composition                               December 31,
(dollars in thousands)                       2004                   2003                   2002
                                          ---------------------------------------------------------------------
                                                         Fair                   Fair                   Fair
                                             Cost       Value       Cost       Value       Cost       Value
                                          ---------------------------------------------------------------------

Available for sale:
  U. S. Treasury Securities                   $   100    $   100     $   100    $   100     $   100    $   100
  U. S. Government Agencies                    26,400     26,198      14,236     14,247       2,530      2,530
  Money Market Mutual Funds                         -          -      10,000     10,000      14,000     14,000
                                          ---------------------------------------------------------------------
Total available for sale                       26,500     26,298      24,336     24,347      16,630     16,630
                                          ---------------------------------------------------------------------

Total investment securities portfolio         $26,500    $26,298     $24,336    $24,347     $16,630    $16,630
                                          =====================================================================



The maturities and yields of the investment portfolio is shown below:



MATURITY AND YIELDS OF INVESTMENT SECURITIES
                                                                          After one year
(dollars in thousands)                              Within 1 year         within five years
                                                ----------------------- ----------------------
                                                             Weighted               Weighted
                                      Carrying               Average                Average
At December 31, 2004                   Value      Amount      Yield       Amount     Yield
----------------------------------------------------------------------- ----------------------

  U. S. Treasury Securities             $   100    $    100      1.64%     $  ----      ----
  U. S. Government Agencies              26,400      14,016      2.21%      12,384      2.61%
                                     -----------------------            -----------
    Total                               $26,500    $ 14,116      0.92%     $12,384
                                     =======================            ===========
At December 31, 2003
-------------------------------------
  U. S. Treasury Securities             $   100    $    100      1.53%     $  ----      ----
  U. S. Government Agencies              14,247       2,035      1.11%      12,212      1.74%
  Money Market Mutual Funds              10,000      10,000      0.87%        ----       ----
                                     -----------------------            -----------
    Total                               $24,347    $ 12,135      0.92%     $12,212
                                     =======================            ===========


         Investment securities are classified as available for sale. Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the balance sheet. The pre-tax unrealized loss on securities available for sale at December 31, 2004 was ($119,000) as compared to a pre-tax unrealized gain on securities available for sale at December 31, 2003 of $11,000. There was no unrealized gain or loss at December 31, 2002.

LOAN PORTFOLIO

         The following table shows the Bank's loans by type and their percentage distribution for the three years ended December 31, 2004, 2003 and 2002.


LOAN PORTFOLIO
(dollars in thousands)
                                                     2004                2003                2002
                                         ------------------------------------------------------------

Commercial and other                               $ 100,681            $ 73,846            $ 50,235
SBA                                                   45,251              39,412              24,314
Real estate construction                              42,323              35,065              32,613
Real estate term                                      80,044              28,036              16,804
Factoring and Asset based                             22,342              13,106               1,537
Other                                                  3,945               4,984               3,200
                                         ------------------------------------------------------------
Total gross loans                                    294,586             194,449             128,703
Unearned fee income                                     (973)               (713)               (593)
                                         ------------------------------------------------------------
  Total loan portfolio                             $ 293,613            $193,736            $128,110
                                         ============================================================

Commercial and other                                   34.2%               38.0%               39.0%
SBA                                                    15.4%               20.3%               18.9%
Real estate construction                               14.3%               18.0%               25.3%
Real estate term                                       27.2%               14.4%               13.1%
Factoring and Asset based                               7.6%                6.7%                1.2%
Other                                                   1.3%                2.6%                2.5%
                                         ------------------------------------------------------------
Total gross loans                                     100.0%              100.0%              100.0%
                                         ============================================================



               Loan balances increased to $293.6 million at December 31, 2004, which represented an increase of $99.9 million or 51.6% as compared to $193.7 million at December 31, 2003. The increase in loans was primarily in commercial and real estate term (includes longer term real estate loans, land loans and home equity lines), without a concentration in any one specific category of loans. The increase was a result of general marketing efforts. Loan balances increased to $193.7 million at December 31, 2003, which represented an increase of $65.6 million or 51.2% as compared to $128.1 million at December 31, 2002. The increase in loans was primarily in commercial, SBA and factoring/ABL and real estate term, without a concentration in any one specific category of loans. The increase was a result of the addition of the factoring/ABL department in addition to general marketing efforts.

         The Bank's commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara county region. Commercial loans were $100.7 million at December 31, 2003, which represented an increase of $26.8 million or 36.3% over $73.8 million at December 31, 2003. At December 31, 2004, commercial loans comprised 34% of total loans outstanding as compared to 38% at December 31, 2003. Commercial loans were $73.8 million at December 31, 2003, which represented an increase of $23.6 million or 47.0% over $50.2 million at December 31, 2002. At December 31, 2003, commercial loans comprised 38% of total loans outstanding as compared to 39% at December 31, 2002.

         In March of 2002, the Bank established an SBA lending group in Santa Clara with a loan production office in Sacramento County. In October of 2003, the Bank established a loan production office in San Diego county. The Bank, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 70% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.

         Under the 504 program, the Bank lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Community Development Corporation makes an additional loan to the borrower and takes a deed of trust subject to the Bank's position. The Bank's position in relation to the real estate "piggyback" loans can range from 50% to 70% loan to value.

         At December 31, 2004, SBA loans comprised $45.3 million or 15.4% of total loans as compared to $39.4 million or 20.3% of total loans at December 31, 2003 and $24.3 million or 18.9% of total loans at December 31, 2002. The Bank has the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At December 31, 2004, 2003 and 2002, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

         The Bank's construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $7.2 million, or 20.7%, to $42.3 million at December 31, 2004 as compared to $35.1 million at December 31, 2003. Construction loan balances at December 31, 2004 comprised 14.4% of total loans as compared to 18.0% at December 31, 2003. Construction loans increased $2.5 million, or 7.5%, to $35.1 million at December 31, 2003 as compared to $32.6 million at December 31, 2002. Construction loan balances at December 31, 2003 comprised 18.0% of total loans as compared to 25.3% at December 31, 2002.

         Other real estate loans increased $52.0 million or 185.5% to $80.0 million at December 31, 2004 as compared to $28.0 million at December 31, 2003 and increased $11.2 million or 66.9% from $16.8 million at December 31, 2002 to $28.0 million at December 31, 2003. The increase in 2004 in other real estate loans was approximately equally split between home equity lines of credit, land loans related to future construction credits and other real estate term loans. In 2003, the increase was primarily in land loans related to future construction credits. At December 31, 2004, other real estate loans represented 27.2% of total loans as compared to 14.4% at December 31, 2002 and 13.1% at December 31, 2001.

         Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Bank receives client specific payment for client invoices. Under the factoring program, the Bank purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Bank purchases the receivables subject to recourse from the Bank's factoring client. The asset-based lending program requires a security interest in all of a client's accounts receivable. At December 31, 2004, Factoring/ABL loans totaled $22.3 million or 7.6% of total loans as compared to $13.1 million or 6.7% of total loans at December 31, 2003.

         Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At December 31, 2004, other loans totaled $3.9 million as compared to $5.0 million at December 31, 2003 and $3.2 million at December 31, 2002.

ALLOWANCE FOR LOAN LOSSES

            A consequence of lending activities is the potential for loss. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates and the financial experience of the borrowers. The allowance for loan losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for loan losses charged to expense and decreased by the amount of charge-offs net of recoveries. There is no precise method of estimating specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. Similarly, the adequacy of the allowance for loan losses and the level of the related provision for loan losses is determined in management's judgment based on consideration of:

     -    Economic conditions,
     -    Borrowers' financial condition
     -    Loan impairment
     -    Evaluation of industry trends
     -    Historic losses, migrations and delinquency trends
     -    Industry and other concentrations
     - Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management
     -    Continuing evaluation of the performing loan portfolio
     -    Periodic review and evaluation of problem loans
     -    Off balance sheet risks
     -    Assessments by regulators and other third parties

            In addition to the internal assessment of the loan portfolio, the Bank also retains a consultant who performs credit reviews on a regular basis and then provides an assessment of the adequacy of the allowance for loan losses. The federal banking regulators also conduct examinations of the loan portfolio periodically.

              The following table summarizes the activity in the allowance for loan losses.


(dollars in thousands)                                  Period ended December 31,
                                                     2004         2003         2002
                                                 ---------------------------------------

Balance, beginning of period                          $ 2,683      $ 1,765      $   511
Loans charged off by category:
  Commercial and other                                    240            -          170
  Real estate Construction                                  -            -            -
  Real estate term                                          -            -            -
  Factoring and asset-based                                 -            -            -
  Consumer                                                  -           10            -
                                                 ---------------------------------------
    Total charge-offs                                     240           10          170
                                                 ---------------------------------------
Recoveries by category:
  Commercial and other                                     32           85            -
  Real estate Construction                                  -            -            -
  Real estate term                                          -            -            -
  Factoring and asset-based                                 -            -            -
  Consumer                                                  -            -            -
                                                 ---------------------------------------
    Total recoveries                                       32           85            -
                                                 ---------------------------------------
Net (recoveries) charge-offs                              208          (75)         170
Provision charged to expense                            1,671          843        1,424
                                                 ---------------------------------------
Balance, end of year                                  $ 4,146      $ 2,683      $ 1,765
                                                 =======================================

Ratio of net charge-offs during
  the period to average loans
  outstanding                                            0.09%       -0.05%        0.20%
Ratio of allowance for credit
  losses to loans outstanding
  at end of year                                         1.41%        1.38%        1.37%
Allowance to nonperforming loans
  at end of year                                       404.09%     4547.46%          --


         Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as follows for the three years ended December 31:


                                    December 31, 2004        December 31, 2003        December 31, 2002
                                  ------------------------ ------------------------ -----------------------
                                             Percent of               Percent of              Percent of
                                            loans in each                 loans in each      loans in each
                                             category to              category to             category to
(dollars in thousands)             Amount    total loans    Amount    total loans    Amount   total loans
                                  ------------------------ ------------------------ -----------------------

Commercial and other                 $  998        34.18%     $  666        37.98%    $  771        39.03%
SBA                                   1,231        15.36%      1,042        20.27%       198        18.89%
Real estate construction                444        14.33%        400        18.03%       410        25.34%
Real estate term                      1,132        27.17%        288        14.42%       359        13.06%
Factoring/ABL                           312         7.58%        261         6.74%         -         1.19%
Other                                    29         1.34%         26         2.56%        27         2.49%
                                  ------------------------ ------------------------ -----------------------
                                     $4,146        99.96%     $2,683       100.00%    $1,765       100.00%
                                  ======================== ======================== =======================



RISK ELEMENTS

         Loans for which the accrual of interest has been suspended, restructured loans and other loans with principal or interest contractually past due 90 days or more as set forth in the following table as of December 31 of each year:



Nonperforming Loans
(dollars in thousands)                                                     2004           2003           2002
                                                                   ---------------------------------------------

Loans accounted for on a non-accrual basis                                $ 1,026            $ 59           $ -
Loans restructured and in compliance with modified terms                        -               -             -
Other loans with principal or interest contracturally past due
  90 days or more                                                               -               -             -
                                                                   ---------------------------------------------
                                                                          $ 1,026            $ 59           $ -
                                                                   =============================================




         There were two non-accrual loans at December 31, 2004 totaling $1,026,000 as compared to one non-accrual loan totaling $59,000 at December 31, 2003. There were no non-accrual loans at December 31, 2002. At December 31, 2004, the non-accrual loans consisted of two SBA loans totaling $1,026,000 of which $712,000 is guaranteed by the U.S.Government. The remaining balance of $314,000 is secured by business assets and real property. Of the two loans on nonaccrual at December 31, 2004, one loan was determined to be impaired and its carrying value reflects the fair value of the collateral securing the loan.

FUNDING

Deposits represent Bridge Bank's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank's market area. The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of December 31, 2004, 2003 and 2002.


DEPOSIT CATEGORIES
(dollars in thousands)                    2004                      2003                      2002
                                  ------------------------  ------------------------- -------------------------
                                                Percent                    Percent                   Percent
                                     Total      of total       Total      of total       Total      of total
                                     Amount     deposits       Amount     deposits       Amount     deposits
                                  ------------------------  ------------------------- -------------------------

Noninterest-bearing  demand           $126,895     36.00%       $ 76,510      31.05%      $ 76,325      49.77%
Interest-bearing demand                  3,946      1.12%          6,954       2.82%         2,529       1.65%
Money market and savings               169,801     48.18%        115,930      47.05%        32,991      21.51%
Certificates of deposit:
  Less than $100                        16,182      4.59%         16,006       6.50%         7,621       4.97%
  $100 and more                         35,632     10.11%         30,994      12.58%        33,893      22.10%
                                  ------------------------  ------------------------- -------------------------
Total                                 $352,456    100.00%       $246,394     100.00%      $153,359     100.00%
                                  ========================  ========================= =========================



         Deposits increased $106.1 million or 43.0% from $246.4 million at December 31, 2003 to $352.5 million at December 31, 2004. The increase in deposits was primarily in non-interest bearing demand, money market and certificates of deposit raised from the Bank's primary market in Santa Clara County. The increase can be attributed to marketing efforts from the Bank's main office in Santa Clara and branch office in Palo Alto and certificates of deposit raised from institutions in order to manage balance sheet liquidity in addition to expansion from general marketing from the Bank's main office in Santa Clara. Deposits at December 31, 2004 included $55.3 million, or 15.6% of the total, in title and escrow company account balances compared to $28.4 million, or 11.5% at December 31, 2003 and $52.0 million, or 33.9% at December 31, 2002. Excluding title and escrow company account balances, deposits increased $79.2 million or 36.3% compared to December 31, 2003, and increased $117 million or 115% from 2002 to 2003.

CAPITAL RESOURCES

         The Company's capital resources consist of shareholders' equity, trust preferred securities and (for regulatory purposes) the allowance for credit losses (subject to limitations). At December 31, 2004, the Company's capital resources increased $15,168,000 to $45,122,000 from $29,954,000 at December 31,
2003. Tier 1 capital increased 14,218,000 to $44,172,000 primarily due to net income of $3,037,000, trust preferred securities up to the allowable limit of $11,050,000 and issuance of stock. Tier 2 capital increased $2,413,000 comprised of an increase in the allowance for credit losses of $1,463 and trust preferred securities allowable for Tier 2 capital of $950,000.

         The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for credit losses. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of December 31, 2004, the Company's and the Bank's total risk-based capital ratios were approximately 13.8% and 13.2%, respectively, (14.7% for the Company and the Bank at December 31, 2003).

The Board of Governors and other federal Banking agencies have adopted a revised minimum leverage ratio for Companying organizations as a supplement to the risk-weighted capital guidelines. The old rule established a 3% minimum leverage standard for well-run Banking organizations (Bank holding companies and Banks) with diversified risk profiles. Banking organizations that did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1% to 2% higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated Bank holding companies and Banks. All other Bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for Banking organizations that have significant financial and/or operational weaknesses, a high risk profile, or are undergoing or anticipating rapid growth.

The following table reflects the Company's Leverage, Tier 1 and total risk-based capital ratios for the period ended December 31, 2004 and 2003.


                                                        As of December 31,
             (in thousands)                        2004                       2003
                                          -----------------------   -----------------------
                                            Amount      Ratio          Amount      Ratio
                                          -----------------------   -----------------------
COMPANY CAPITAL RATIOS
------------------------------------------
Tier 1 Capital                               $ 44,172     12.34%         N/A        N/A
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $ 14,313      4.00%         N/A        N/A

Total Capital                                $ 49,268     13.77%         N/A        N/A
(to Risk Weighted Assets)
Total capital minimum requirement            $ 28,625      8.00%         N/A        N/A

Company leverage
Tier 1 Capital                               $ 44,172     12.94%         N/A        N/A
(to Average Assets)
Total capital minimum requirement            $ 13,659      4.00%         N/A        N/A

BANK RISK BASED CAPITAL RATIOS
------------------------------------------
Tier 1 Capital                               $ 43,058     12.03%        $ 29,954    13.48%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $ 14,313      4.00%        $  8,890     4.00%
To be well capitalized under
  prompt corrective action provisions        $ 21,469      6.00%        $ 13,336     6.00%

Total Capital                                $ 47,204     13.19%        $ 32,637    14.68%
(to Risk Weighted Assets)
Total capital minimum requirement            $ 28,625      8.00%        $ 17,781     8.00%
To be well capitalized under
  prompt corrective action provisions        $ 35,781     10.00%        $ 22,226    10.00%

Bank leverage
Tier 1 Capital                               $ 43,058     12.61%        $ 29,954    13.47%
(to Average Assets)
Total capital minimum requirement            $ 13,659      4.00%        $  8,898     4.00%
To be well capitalized under
  prompt corrective action provisions        $ 17,073      5.00%        $ 11,123     5.00%



         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") was signed into law. The FDICIA, among other matters, substantially revised banking regulations and established a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

Financial institutions classified as undercapitalized or below are subject to various limitations including, among other matters, certain supervisory actions by bank regulatory authorities and restrictions related to (i) growth of assets,
(ii) payment of interest on subordinated indebtedness, (iii) payment of dividends or other capital distributions, and (iv) payment of management fees to a parent holding company. The FDICIA requires the bank regulatory authorities to initiate corrective action regarding financial institutions that fail to meet minimum capital requirements. Such action may result in orders to, among other matters, augment capital and reduce total assets. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or implementation of a capitalization plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY/INTEREST RATE SENSITIVITY

         The Bank strives to manage its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures and prevailing and anticipated economic conditions. The Bank's business is generated primarily through customer referrals and employee business development efforts.

         The Bank is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. The Bank strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. At December 31, 2004, liquid assets as a percentage of deposits were 27% as compared to 33% in 2003. In addition to cash and due from banks, liquid assets include interest-bearing deposits with other banks, federal funds sold and unpledged securities available for sale.

         Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report as well as a quarterly simulation model to identify rate sensitivity over the short- and long-term.

         The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at December 31, 2004, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate gap divided by interest rate sensitive assets) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank's balance sheet at December 31, 2004 was asset sensitive in terms of its short-term exposure to interest rates. That is, at December 31, 2004 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Bank have been written with a minimum "floor" rate.


DISTRIBUTION OF REPRICING OPPORTUNITIES
December 31, 2004
(dollars in thousands)                            After three   After six   After one
                                         Within    months but   months but   year but     After
                                         three     within six   within one    within      five
                                         months      months        year     five years    years       Total
                                       ------------------------------------------------------------------------

Federal funds sold                       $ 62,675        -----        -----      -----       -----    $ 62,675
Treasury/agency securities                  6,107        1,993        5,974     12,224       -----      26,298
Loans                                     154,912       24,456       25,408     57,110      32,700     294,586
                                       ------------------------------------------------------------------------
 Total earning assets                     223,694       26,449       31,382     69,334      32,700     383,559
                                       ------------------------------------------------------------------------
Interest checking, money market
  and savings                             173,748        -----        -----      -----       -----     173,748
Certificates of deposit:
 Less than $100,000                         3,439        1,040        4,138      7,565       -----      16,182
  $100,000 or more                         23,824        1,905        8,224      1,679       -----      35,632
                                       ------------------------------------------------------------------------
 Total interest-bearing liabilities       201,011        2,945       12,362      9,244           0     225,562
                                       ------------------------------------------------------------------------
Interest rate gap                        $ 22,683      $23,504      $19,020   $ 60,090    $ 32,700    $157,997
                                       ========================================================================
Cumulative interest rate gap             $ 22,683      $46,187      $65,207   $125,297    $157,997
                                       ============================================================
Interest rate gap ratio                      0.10         0.89         0.61       0.87        1.00
                                       ============================================================
Cumulative interest rate gap ratio           0.10         0.18         0.23       0.36        0.41
                                       ============================================================



         The following table shows maturity and interest rate sensitivity of the loan portfolio at December 31, 2004 and 2003. At December 31, 2004, approximately 72% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

COMMERCIAL AND REAL ESTATE LOAN MATURITIES AND INTEREST RATE SENSITIVITY


                                Balances at                     Due after one
                               December 31,     Due one year     year through      Due after
(dollars in thousands)             2004           or less         five years      five years
------------------------------------------------------------------------------------------------

Commercial and other               $100,681         $ 40,649          $46,138         $13,894
SBA                                  45,251            9,411                -          35,840
Real estate construction             42,323           37,623            4,700               -
Real estate-other                    80,044           38,014           12,585          29,445
Factoring/ABL                        22,342           19,638            2,704               -
Other                                 3,945            3,715              230               -
                              ------------------------------------------------------------------
TOTAL                              $294,586         $149,050          $66,357         $79,179
                              ==================================================================

                                Balances at                     Due after one
                               December 31,     Due one year     year through      Due after
(dollars in thousands)             2003           or less         five years      five years
------------------------------------------------------------------------------------------------
Commercial and other               $ 73,846         $ 36,876          $24,161         $12,809
SBA                                  39,412           10,943                -          28,469
Real estate construction             35,065           34,576              427              62
Real estate-other                    28,036            9,225            7,829          10,982
Factoring/ABL                        13,105           13,105
Other                                 4,985            4,329              656
                              ------------------------------------------------------------------
TOTAL                              $194,449         $109,054          $33,073         $52,322
                              ==================================================================


OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The definition of "off-balance sheet arrangements" includes any transaction, agreement or other contractual arrangement to which an entity is a party under which we have:

     o Any obligation under a guarantee contract that has the characteristics as defined in paragraph 3 of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantee including Indirect Guarantees of Indebtedness to Others" ("FIN 45");
     o A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets, such as a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity,
     o Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant's own stock and classified in stockholders' equity; or
     o Any obligation, including contingent obligations, arising Out of a material variable interest, as defined in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

         In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of December 31, 2004 those guarantees include the following:

            Financial Letters of Credit in the amount of $3,928,000.

The table below summarizes the Bank's off-balance sheet contractual obligations.


Off-balance Sheet Arrangement and Aggregate Contractual Obligations

                                   Payments due by period
                                -------------------------------------------------------------------------
   Contractural Obligations                      Less than       1 - 3          3 - 5       More than
                                    Total         1 year         years          years        5 years
---------------------------------------------------------------------------------------------------------

Long-term contracts                $   435,000   $   334,000    $   101,000   $         -    $         -

Operating leases                     9,396,000       899,000      1,422,000     1,735,000      5,340,000
                                -------------------------------------------------------------------------
Total                              $ 9,831,000   $ 1,233,000    $ 1,523,000   $ 1,735,000    $ 5,340,000
                                =========================================================================


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     47

Balance Sheet, December 31, 2004 and 2003                                   48

Statement of operations for the years ended December 31,
2004, 2003 and  2002                                                        49

Statement of Shareholders' Equity and Comprehensive Income
for the Years ended December 31, 2004, 2003 and 2002                        50

Statement of Cash Flows for the years ended December 31,
2004, 2003 and 2002                                                         51

Notes to Financial Statements                                             52-70


         All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

                                     *****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF BRIDGE CAPITAL HOLDINGS:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bridge Capital Holdings and its subsidiary at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



MARCH 8, 2005


                    BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                            (dollars in thousands)

                                                                                       As of December 31,
ASSETS                                                                               2004              2003
                                                                               -----------------------------------

CASH AND DUE FROM BANKS                                                                $   6,535        $   9,572
FEDERAL FUNDS SOLD                                                                        62,675           47,975
                                                                               -----------------------------------
  Total cash and equivalents                                                              69,210           57,547
                                                                               -----------------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE                                                  26,298           24,347
LOANS, net of allowance for credit losses of $4,146 in 2004 and
  $2,683 in 2003                                                                         289,467          191,053

PREMISES AND EQUIPMENT, net                                                                2,215            1,515
ACCRUED INTEREST RECEIVABLE                                                                1,366              864
OTHER ASSETS                                                                              13,481            3,253

                                                                               -----------------------------------
   TOTAL                                                                               $ 402,037        $ 278,579
                                                                               ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Demand noninterest-bearing                                                           $ 126,895        $  76,510
  Demand interest-bearing                                                                  3,946            6,954
  Savings                                                                                169,801          115,930
  Time                                                                                    51,814           47,000
                                                                               -----------------------------------
     Total deposits                                                                      352,456          246,394
                                                                               -----------------------------------

OTHER BORROWINGS                                                                          12,000                -
ACCRUED INTEREST PAYABLE                                                                      69               48
OTHER LIABILITIES                                                                          4,390            2,183
                                                                               -----------------------------------
     Total liabilities                                                                   368,915          248,625
                                                                               -----------------------------------

COMMITMENTS AND CONTINGENCIES                                                                  -                -

SHAREHOLDERS' EQUITY
  Preferred stock, $2.50 par value; 10,000,000 shares authorized;
    none issued
  Common stock, $2.50 par value; 10,000,000 shares authorized;
     6,097,697 shares issued and outstanding at December 31, 2004.
     6,051,646 shares issued and outstanding at December 31, 2003.                        33,057           32,800
  Retained earnings (accumulated deficit)                                                    184           (2,853)
  Accumulated other comprehensive (loss) income                                             (119)               7
                                                                               -----------------------------------
     Total shareholders' equity                                                           33,122           29,954
                                                                               -----------------------------------
     TOTAL                                                                             $ 402,037        $ 278,579
                                                                               ===================================

The accompanying notes are an integral part of the financial statements.



                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                   Year ended
                                                                  December 31,
                                                     2004             2003              2002
                                               ----------------------------------------------------

INTEREST INCOME:
  Loans                                              $   18,378        $   11,587       $    6,318
  Federal funds sold                                        546               407              362
  Interest-bearing deposits in other banks                    -                 -               19
  Investment securities available for sale                  533               139              271
  Other                                                       -                 -               32
                                               ----------------------------------------------------
    Total interest income                                19,457            12,133            7,002
                                               ----------------------------------------------------

INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand                                  21                30               25
    Money market and savings                              1,833             1,040              491
    Certificates of deposit                               1,020             1,165              676
    Other                                                    22                 -                -
                                               ----------------------------------------------------
    Total interest expense                                2,896             2,235            1,192
                                               ----------------------------------------------------

Net interest income                                      16,561             9,898            5,810
  Provision for credit losses                             1,671               843            1,424
                                               ----------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR CREDIT LOSSES                                       14,890             9,055            4,386
                                               ----------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts                       362               194               38
  Gain on sale of SBA loans                               2,737             2,095            1,335
  Other non interest income                                 756               375               87
                                               ----------------------------------------------------
     Total other income                                   3,855             2,664            1,460
                                               ----------------------------------------------------

OTHER EXPENSES:
  Salaries and benefits                                   8,081             6,594            5,094
  Occupancy                                               1,420               890              741
  Furniture and equipment                                   585               561              464
  Marketing                                                 612               370              461
  Data services                                             763               536              373
  Third party services                                       95                35              209
  Deposit services/supplies                                 311               193              184
  Professional services                                     645               340              253
  Other                                                   1,084               695              751
                                               ----------------------------------------------------
     Total other expenses                                13,596            10,214            8,530
                                               ----------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                         5,149             1,505           (2,684)
Income taxes                                              2,112            (1,868)               1
                                               ----------------------------------------------------
NET INCOME (LOSS)                                    $    3,037        $    3,373       $   (2,685)
                                               ====================================================

Basic earnings (loss) per share                           $0.50             $0.56           $(0.53)
                                               ====================================================
Diluted earnings (loss) per share                         $0.46             $0.53           $(0.53)
                                               ====================================================
Average common shares outstanding                     6,063,028         6,050,826        5,053,800
                                               ====================================================
Average common share equivalents outstanding          6,595,413         6,375,399        5,053,800
                                               ====================================================

The accompanying notes are an integral part of the financial statements.



                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 PERIODS ENDED DECEMBER 31, 2002, 2003 AND 2004
                    (dollars in thousands, except share data)

                                                                                         Accumulated       Total
                                                                                            Other         Share-
                                                       Common Stock         Retained    Comprehensive    holders'
                                                    Shares       Amount     Earnings        Income        Equity
--------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2001                         3,828,700      $19,065     $(3,541)       $   0     $15,524
================================================================================================================

Issuance of common stock, net                       2,215,384       13,695        ----         ----      13,695

Stock options exercised                                 5,875           30        ----         ----          30

Net loss for the year                                    ----         ----      (2,685)        ----      (2,685)

----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2002                         6,049,959      $32,790     $(6,226)       $   0     $26,564
================================================================================================================

Stock options exercised                                 1,687           10        ----         ----          10

Other comprehensive income- unrealized .
  gain on securities available for sale, net             ----  ----               ----            7           7

Net income for the year                                  ----         ----       3,373                    3,373

----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2003                         6,051,646      $32,800     $(2,853)       $   7     $29,954
================================================================================================================

Stock options exercised                                46,051          257        ----         ----         257

Other comprehensive income- unrealized .
  loss on securities available for sale, net             ----  ----               ----         (126)       (126)

Net income for the year                                  ----         ----       3,037                    3,037

----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2004                         6,097,697      $33,057     $   184        $(119)    $33,122
================================================================================================================


The accompanying notes are an integral part of the financial statements.



                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                             Year ended December 31,
                                                                       2004           2003           2002
                                                                   -------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                   $   3,037         $  3,373     $ (2,685)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                         1,671              843        1,424
      Depreciation and amortization                                         908              691          458
      Increase in accrued interest receivable and other assets           (2,730)          (2,440)        (421)
      Increase in accrued interest payable and other liabilities          2,314              962          704
                                                                   -------------------------------------------
          Net cash (used in) provided by operating activities             5,200            3,429         (520)
                                                                   -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of securities available for sale                             (17,554)         (20,000)     (15,710)
  Proceeds from maturities of securities available for sale              15,200           12,277       15,277
  Purchase of interest bearing deposits                                       -                -            -
  Proceeds from maturities of interest bearing deposits                       -                -        3,994
  Net increase in loans                                                (100,085)         (65,551)     (92,188)
  Purchase of life insurance                                             (8,000)
  Purchase of fixed assets                                               (1,417)            (499)        (887)
                                                                   -------------------------------------------
          Net cash (used in) investing activities                      (111,856)         (73,773)     (89,514)
                                                                   -------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net increase in deposits                                              106,062           93,035       73,259
  Proceeds from sale of common stock                                        257               10       13,725
  Increase in other borrowings                                           12,000                -            -
                                                                   -------------------------------------------
Net cash provided by financing activities                               118,319           93,045       86,984
                                                                   -------------------------------------------

          Net increase (decrease) in cash and equivalents                11,663           22,701       (3,050)
Cash and equivalents at beginning of period                              57,547           34,846       37,896
                                                                   -------------------------------------------
Cash and equivalents at end of period                                 $  69,210         $ 57,547     $ 34,846
                                                                   ===========================================

OTHER CASH FLOW INFORMATION:
  Cash paid for interest                                              $   2,694         $  2,112     $  1,130
  Cash paid for income taxes                                              2,101                -            1
                                                                   ===========================================

The accompanying notes are an integral part of the financial statements.


BRIDGE CAPITAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.       SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS - Bridge Bank, N.A. commenced business in Santa Clara, California on May 14, 2001. Its main office is located at 55 Almaden Blvd, San Jose, California, 95113. The Bank conducts commercial and retail banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also issues cashier's checks, sells travelers checks and provides other customary banking services.

         On October 1, 2004, Bridge Bank, National Association announced completion of a bank holding company structure which was approved by shareholders at the Bank's annual shareholders' meeting held on May 20, 2004. The bank holding company, formed as a California corporation, is named Bridge Capital Holdings. Information in this report dated prior to September 30, 2004 is for Bridge Bank, N.A.

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

         Prior to the share exchange, the common stock of the Bank had been registered with the Office of Comptroller of the Currency. As a result of the share exchange, common stock of Bridge Capital Holdings is now considered registered with the Securities and Exchange Commission. Future filings under the federal securities laws will be made with the SEC rather than the Office of the Comptroller of the Currency and will be available on the SEC's website, http://www.sec.gov as well as on the Company's website http://www.bridgebank.com.

         BASIS OF PRESENTATION - The accounting and reporting policies of Bridge Capital Holdings and Bridge Bank, N.A. conform to generally accepted accounting principles and prevailing practices within the banking industry.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities as of the dates and for the periods presented. A significant estimate included in the accompanying financial statements is the allowance for loan losses. Actual results could differ from those estimates.

         EARNINGS PER SHARE - Basic net income per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. Common stock equivalents are included in the diluted net income per share calculation to the extent these shares are dilutive.


Earnings per share calculation (dollars in thousands, except per share amounts)

                                                            Year ended December 31,

                                                      2004            2003             2002
                                                 --------------- ---------------- ---------------

Net income (loss)                                   $3,037,000      $3,373,000     $(2,685,000)
                                                 --------------- ---------------- ---------------
Weighted average shares used in computing:

Basic earnings per share                             6,063,028       6,050,826       5,053,853
Dilutive potential common shares related to stock
  options, using the treasury stock method             733,661         324,573               0
                                                 --------------- ---------------- ---------------
Total average shares and equivalents                 6,796,689       6,375,399       5,053,853

Basic income (loss) per share                       $     0.50      $     0.56     $     (0.53)
                                                 =============== ================ ===============
Diluted income (loss) per share                     $     0.46      $     0.53     $     (0.53)
                                                 =============== ================ ===============



         All options are dilutive.

         CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and highly liquid debt instruments purchased with an original maturity of three months or less. The Company is required to maintain non-interest earning cash reserves against certain of the deposit accounts. As of December 31, 2004, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $1,041,000 were maintained.

         SECURITIES - The Company classifies its investment securities into two categories, available for sale and held to maturity, at the time of purchase. Securities available for sale are reported at fair value with net unrealized holding gains or losses, net of tax, recorded as a separate component of shareholders' equity. Securities held to maturity are measured at amortized cost based on the Bank's positive intent and ability to hold the securities to maturity.

         Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Gains and losses on sales of securities are computed on a specific identification basis.

         LOANS - Loans are stated at the principal amount outstanding less the allowance for credit losses and net deferred loan fees. Interest on loans is credited to income as earned. Loans are generally placed on nonaccrual status and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the loan is both well secured and in the process of collection. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

         Loan origination fees and costs are deferred and amortized to income at the instrument level using the effective interest method based on the contractual lives adjusted for prepayments.

         ALLOWANCE FOR CREDIT LOSSES - The allowance for credit losses is established through a provision charged to expense. Loans are charged off against the allowance when management believes that the collection of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb known and probable losses in the loan portfolio. The allowance is based on a number of factors including prevailing economic trends, industry experience, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and other relevant factors. Because the allowance for loan losses is based on estimates, ultimate losses may vary from current estimates.

         ACCOUNTING FOR IMPAIRED LOANS - A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Any allowance on impaired loans is generally based on three methods. 1) present value of expected future cash flows discounted at the loan's effective interest rate or, 2) as a practical expedient, at the loan's observable market price or 3) the fair value of the collateral if the loan is collateral dependent. Income recognition on impaired loans is consistent with the policy for income recognition on non-accrual loans described above.

         PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets, which are generally three years for computer equipment, three to five years for furniture, fixtures and equipment and five to ten years for leasehold improvements.

         OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") consist of properties acquired through foreclosure. We value these properties at the lower of cost or fair value less estimated costs to sell at the time we acquire them, which establishes the new cost basis. We charge against the allowance for credit losses any losses arising at the time of acquisition of such properties. After we acquire them, we carry such properties at the lower of cost or fair value less estimated selling costs. If we record any write-downs or losses from disposition of such properties after acquiring them, we include this amount in other noninterest expense. Development and improvement costs relating to OREO are capitalized (assuming they are recoverable).

         INCOME TAXES - Deferred tax assets and liabilities are recognized at currently enacted rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled. Deferred income taxes are provided on income and expense items recognized in different periods for financial statement and tax reporting purposes. The Bank eliminated its valuation allowance with respect to its net deferred tax asset of approximately $2.0 million as of December 31, 2003. During 2003, it was determined that the net deferred tax asset meets the realizability standards of SFAS No. 109 and, as such the valuation allowance was eliminated. No valuation allowance was deemed necessary based on the judgment of Bank management that future earnings would be sufficient to realize the benefit of all of its deferred tax assets. The reduction in valuation allowance resulted in a credit to income tax expense of approximately $1.9 million for the tax year ended December 31, 2003.

                           STOCK-BASED AWARDS - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation" as amended by SFAS No. 148 "Accounting for Stock -Based Compensation. Under the provisions of SFAS No. 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation plan under the fair value method. If the Company elects not to recognize compensation expense under this method, it is required to disclose the pro forma net income and net income per share effects based on SFAS No. 123 fair value methodology. The Company has elected to adopt the disclosure provisions of this statement.

         The Company's stock options generally vest annually over a period of 3 to 4 years. If the computed fair value of the 2002 awards had been amortized to expense over the vesting period of the awards, pro for a net income would have been as follows:


                                         Year ended       Year ended       Year ended
                                        December 31,     December 31,     December 31,
                                            2004             2003             2002
                                      ---------------------------------------------------

Net income (loss):
  As reported                            $3,037,000       $3,373,000      $(2,685,000)

  Stock based employee
  compensation, net of tax, that
  would have been included in
  the determination of net
  income if the fair value method
  had been applied to all awards         $ (214,000)      $ (414,000)     $  (287,000)

  Pro forma                              $2,823,000       $2,959,000      $(2,972,000)

Basic income (loss) per share:
  As reported                            $     0.50       $     0.56      $     (0.53)
  Pro forma                              $     0.47       $     0.49      $     (0.59)
Diluted income (loss) per share:
  As reported                            $     0.46       $     0.53      $     (0.53)
  Pro forma                              $     0.43       $     0.46      $     (0.59)



         COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income" requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had other comprehensive income totaling ($119,000), net of tax, at December 31, 2004 and $7,000, net of tax, at December 31, 2003. The Company had no other comprehensive income for 2002.


                                                Period ended December 31,
                                            2004           2003           2002
                                         ------------   -----------    -----------

Net income (loss)                             $3,037        $3,373        $(2,685)

Other comprehensive earnings-
 Net unrealized gains (losses) on
 securities available for sale                  (126)            7              -
                                         ------------   -----------    -----------

Total comprehensive income (loss)             $2,911        $3,380        $(2,685)


         SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information, requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environment in which it operates to help users of financial statements better understand its performance, better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined that it has one segment, general commercial banking, and therefore it is appropriate to aggregate the Company's operations into a single operating segment.

2.                EARNINGS PER SHARE

         Basic net earnings (loss) per share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. Common stock equivalents are included in the diluted net earnings (loss) per share calculation to the extent these shares are dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net earnings (loss) per share available to common shareholders is as follows (in thousands, except for per share amounts):

Earnings per share calculation (dollars in thousands, except per share amounts)



                                                             Year ended December 31,

                                                      2004            2003             2002
                                                 --------------- ---------------- ---------------

Net income (loss)                                   $3,037,000      $3,373,000      $(2,685,000)
                                                 --------------- ---------------- ---------------
Weighted average shares used in computing:

Basic earnings per share                             6,063,028       6,050,826        5,053,853
Dilutive potential common shares related to stock
  options, using the treasury stock method             733,661         324,573                0
                                                 --------------- ---------------- ---------------
Total average shares and equivalents                 6,796,689       6,375,399        5,053,853

Basic income (loss) per share                       $     0.50      $     0.56      $     (0.53)
                                                 =============== ================ ===============
Diluted income (loss) per share                     $     0.46      $     0.53      $     (0.53)
                                                 =============== ================ ===============



                  There were no securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period(s) presented.

4.       SECURITIES

         The amortized cost and estimated fair values of securities at December 31 are as follow:


(dollars in thousands)                                   as of December 31, 2004
                                              ----------------------------------------------
                                                            Gross Unrealized       Fair
                                                          ----------------------
                                                 Cost       Gains      Losses      Value
                                              ----------------------------------------------

  U. S. Government Treasuries                    $    100        $ -        $ -    $    100
  U. S. Government Agencies                        26,400          -       (202)     26,198
                                              ----------------------------------------------
Total available for sale                           26,500          -       (202)     26,298
                                              ----------------------------------------------
  Total investment securities portfolio          $ 26,500        $ -     $ (202)   $ 26,298
                                              ==============================================

                                                         as of December 31, 2003
                                              ----------------------------------------------
                                                            Gross Unrealized       Fair
                                                          ----------------------
                                                 Cost       Gains      Losses      Value
                                              ----------------------------------------------
  U. S. Government Treasuries                    $    100        $ -        $ -    $    100
  U. S. Government Agencies                        14,236         13         (2)     14,247
  Money Market Mutual Funds                        10,000          -          -      10,000
                                              ----------------------------------------------
Total available for sale                           24,336         13         (2)     24,347
  Total investment securities portfolio          $ 24,336        $13        $(2)   $ 24,347
                                              ==============================================



                  The scheduled maturities of securities (other than equity securities) available for sale at December 31, 2004, 2003 and 2003 were as follows:


MATURITY OF INVESTMENT SECURITIES PORTFOLIO
(dollars in thousands)                              December 31, 2004
                                             -------------------------------
                                                 Amortized         Fair
       Securities available for sale                Cost           Value
                                             -------------------------------

Due in one year or less                            $ 14,116        $ 14,074
Due after one year through five years                12,384          12,224
Due after five years through ten years                    -               -
Due after ten years                                       -               -
                                             -------------------------------
  Total securities available for sale                26,500          26,298
                                             -------------------------------
    Total Investment securities                    $ 26,500        $ 26,298
                                             ===============================

                                                    December 31, 2003
                                             -------------------------------
                                                 Amortized         Fair
       Securities available for sale                Cost           Value
                                             -------------------------------
Due in one year or less                            $ 10,100        $ 10,100
Due after one year through five years                14,236          14,247
Due after five years through ten years                    -               -
Due after ten years                                       -               -
                                             -------------------------------
  Total securities available for sale                24,336          24,347
                                             -------------------------------
    Total Investment securities                    $ 24,336        $ 24,347
                                             ===============================

                                                    December 31, 2002
                                             -------------------------------
                                                 Amortized         Fair
       Securities available for sale                Cost           Value
                                             -------------------------------
Due in one year or less                            $ 16,630        $ 16,630
Due after one year through five years                     -               -
Due after five years through ten years                    -               -
Due after ten years                                       -               -
                                             -------------------------------
  Total securities available for sale                16,630          16,630
                                             -------------------------------
    Total Investment securities                    $ 16,630        $ 16,630
                                             ===============================


                  As of December 31, 2004, investment securities with carrying values of approximately $100,000 were pledged as collateral. As of December 31, 2004, no unrealized losses were attributable to securities positioned for the period greater than 12 months.

5.       LOANS AND ALLOWANCES FOR CREDIT LOSSES

                  The following summarizes loans and activity in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002.


ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES:
(dollars in thousands)

                                  2004        2003        2002
                                 ------------------------------

Balance, beginning of period     $ 2,683     $ 1,765     $  511
Provision for credit losses        1,671         843      1,424
Charge-offs                         (240)        (10)      (170)
Recoveries                            32          85          -
                                 -------------------------------
Balance, end of period           $ 4,146     $ 2,683     $ 1,765
                                 ===============================

                  There were two non-accrual loans at December 31, 2004 totaling $1,026,000 as compared to one non-accrual loan totaling $59,000 at December 31, 2003. There were no non-accrual loans at December 31, 2002. At December 31, 2004, the non-accrual loans consisted of two SBA loans totaling $1,026,000 of which $712,000 is guaranteed by the U.S.Government. The remaining balance of $314,000 is secured by business assets and real property. Of the two loans on nonaccrual at December 31, 2004, one loan was determined to be impaired and its carrying value reflects the fair value of the collateral securing the loan.


6.       PREMISES AND EQUIPMENT

         Premises and equipment at December 31, are comprised of the following (dollars in thousands):


PREMISES AND EQUIPMENT
(dollars in thousands)
                                                              2004           2003          2002
                                                         -------------------------------------------

Leasehold improvements                                          $ 1,590        $   981      $   813
Furniture and Equipment                                           1,488          1,181        1,006
Capitalized Software                                              1,066            655          577
                                                         -------------------------------------------
     Premises and equipment                                       4,144          2,817        2,396
Less accumulated depreciation and amortization                   (1,929)        (1,302)        (706)
                                                         -------------------------------------------
     Premises and equipment, net                                $ 2,215        $ 1,515      $ 1,690
                                                         ===========================================



                  Depreciation and amortization amounted to $717,000, $674,000 and $499,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and have been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

7.       DEPOSITS

                  The aggregate amount of time deposits, each with a minimum denomination of $100,000 at December 31, 2004, 2003 and 2002 was approximately $35,632,000, $30,994,000 and $38,893,000, respectively.

At December 31, 2004, time deposits of $100,000 or more have remaining maturities as follows:

(in thousands)

3 months or less                                     $ 24,496
Over 3 months to 6 months                               1,343
Over 6 months to 12 months                              8,114
Over 1 year to 5 years                                  1,679
                                               ---------------
    TOTAL                                            $ 35,632
                                               ===============

At December 31, 2004, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)
                         2005                         $42,570
                         2006                           6,692
                         2007                           2,349
                         2008                             103
                         2009                             100
                                               ---------------
                                                      $51,814
                                               ===============

8.          INCOME TAXES

                  Income tax expense (benefit) consists of the following for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

Income tax expense (benefit) consists of the following:
`
                            2004           2003           2002
                       ---------------------------------------------
Current:
  Federal                     $ 1,825        $    25            $ -
  State                           489            185              1
                       ---------------------------------------------
     Total current              2,314            210              1
                       ---------------------------------------------

Deferred:
  Federal                        (211)        (1,587)             -
  State                             8           (491)             -
                       ---------------------------------------------
    Total deferred               (203)        (2,078)             -
                       ---------------------------------------------
       Income taxes           $ 2,111       $ (1,868)           $ 1
                       =============================================


                  Deferred income taxes reflect the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to


                                      2004           2003           2002
                                     -----------------------------------------
Deferred tax assets (liability):
  Deferred Loan Fee                  $  340,000     $  250,000    $         -
  Allowance for credit losses         1,246,000        597,000        660,000
  Deferred Pre-opening expenses         153,000        240,000        357,000
  State income taxes                    536,000        467,000        348,000
  Fixed assets                         (113,000)       (91,000)       135,000
  Other                                       -          7,000              -
  Accrued expenses                      119,000         47,000         27,000
Net operating loss                            -        561,000        987,000
                                     -----------------------------------------

Deferred tax asset                    2,281,000      2,078,000      2,514,000
                                     -----------------------------------------

Valuation Allowance                           -              -     (2,514,000)
                                     -----------------------------------------
Net Deferred Tax Asset               $2,281,000     $2,078,000    $         -
                                     =========================================
         significant portions of deferred tax assets at December 31, 2004, 2003 and 2002 are as follows:


         As of December 31, 2003, the Bank has a net operating loss carryforward for federal income tax purposes of approximately $1.6 million and a net operating loss carryforward of approximately $2.7 million for state tax purposes. These losses expire in 2022 (federal) and 2012 (state). During 2002, the State of California enacted legislation which suspended the utilization of corporate net operating losses for the 2002 and 2003 tax years. Subsequent to 2003, the Bank expects to be permitted to deduct its net operating loss carryover in determining its taxable income for California purposes.

                  The Bank eliminated its valuation allowance with respect to its net deferred tax asset of approximately $2.0 million as of December 31, 2003. During 2003, it was determined that the deferred tax asset meets realizability standards of SFAS No. 109 and, as such the valuation allowance was eliminated. No valuation allowance was deemed necessary based on the judgment of Bank management that future earnings would be sufficient to realize the benefit of all its deferred tax assets. The reduction in valuation allowance resulted in a credit to income tax expense of approximately $1.9 million for the tax year ended December 31,2003.

         Rate Reconciliation:

The effective tax rate differs from the federal statutory rate as follows:

                                    2004           2003           2002
                              ------------------------------------------
Federal statutory rate              35.0%          35.0%          35.0%
State income tax, net of
   federal effect                    6.3%         -20.4%           0.0%
Other, net                          -0.3%           2.3%          -0.6%
Valuation allowance                  0.0%        -141.0%         -34.4%
                              ------------------------------------------
     Income taxes                   41.0%        -124.0%           0.0%
                              ==========================================


9.       STOCK OPTION PLAN

         At December 31, 2004 the total authorized shares issuable under the Bridge Capital Holdings Stock Option Plan (the "Plan") was approximately 1,813,225 shares and the number of shares available for future grant was approximately 503,638 shares.

         Options issued under the Plan may be granted to employees and nonemployee directors and may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the market price of the Bank's stock on the date of the grant. The term of the option may not exceed 10 years and generally vests over a 4 year period.

         A summary of the Bank's stock options as of December 31, 2004, 2003 and 2002 and changes during the period ended on that date is presented below:

                                                 Options Outstanding
                                        --------------------------------------
                                           Number        Weighted Average
                                         of Shares        Exercise Price
                                        --------------------------------------
Balances, December 31, 2001                 931,500         $ 5.19

Granted                                     235,250         $ 6.35
(weighted average value of $1.99)
Exercised                                    (5,875)        $ 5.00
Cancelled                                  (113,125)        $ 5.59
Expired                                                    -$ 0.00
                                        -------------

Balances, December 31, 2002               1,047,750         $ 5.41

Granted                                      76,800         $ 6.35
(weighted average value of $1.76)
Exercised                                    (1,687)        $ 5.00
Cancelled                                   (13,938)        $ 5.59
Expired                                           -
                                        -------------

Balances, December 31, 2003               1,108,925         $ 5.65

Granted                                     193,850         $13.14
(weighted average value of $3.49)
Exercised                                   (46,051)        $ 5.58
Cancelled                                     (750)         $ 6.44
Expired                                           -
                                        -------------
Balances, December 31, 2004               1,255,974         $ 6.81


         Options exercisable at December 31, 2004 and 2003 were 503,638 and 551,728, respectively.

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2004.


                              Options Outstanding                 Options Exercisable
                           ------------------------------------------------------------------
                                           Weighted    Weighted                   Weighted
                              Number       Average      average      Number       average
                            Outstanding   remaining    exercise    exercisable    exercise
   Exercise Price range       (000's)    life (years)    price       (000's)       price
---------------------------------------------------------------------------------------------
       $ 5.00 -     $ 5.75       732,074     6.3          $ 5.071       673,823   $ 5.062
       $ 5.76 -     $ 6.50       255,625     7.3          $ 6.317       138,750   $ 6.296
       $ 6.51 -     $10.00        46,425     8.4          $ 7.263         8,950   $ 7.301
       $10.01 -     $13.50       194,050     9.3          $12.711         6,999   $12.218
       $13.51 -     $16.23        27,800     9.9          $15.215             0   $ 0.000



         In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the provisions of SFAS No. 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation plan under the fair value method. If the Company elects not to recognize compensation expense under this method, it is required to disclose the pro forma net income and net income per share effects based on SFAS No. 123 fair value methodology. The Company has elected to adopt the disclosure provisions of this statement.

         The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in its accounting for stock options. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net income per share would have been decreased to the pro forma amounts indicated below.

Weighted Average Assumptions
                                        2004         2003         2002
                                    ---------------------------------------
Expected life                         60 months    60 months    60 months
Stock Volatility                          21.90%       14.00%       26.00%
Risk free interest rate                    3.18%        2.70%        4.07%
Dividend yield                             0.00%        0.00%        0.00%


         Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing model, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

         The Bank's stock options generally vest annually over a period of 3 to 4 years. If the computed fair value of the 2002 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:



                                         Year ended       Year ended       Year ended
                                        December 31,     December 31,     December 31,
                                            2004             2003             2002
                                      ---------------------------------------------------

Net income (loss):
  As reported                            $ 3,037,000      $ 3,373,000      $(2,685,000)

  Stock based employee
  compensation, net of tax, that
  would have been included in
  the determination of net
  income if the fair value method
  had been applied to all awards         $  (214,000)     $  (414,000)     $  (287,000)
                                         ---------------------------------------------

  Pro forma                              $ 2,823,000      $ 2,959,000      $(2,972,000)

Basic income (loss) per share:
  As reported                            $      0.50      $      0.56      $     (0.53)
  Pro forma                              $      0.47      $      0.49      $     (0.59)
Diluted income (loss) per share:
  As reported                            $      0.46      $      0.53      $     (0.53)
  Pro forma                              $      0.43      $      0.46      $     (0.59)





10.      PENSION BENEFIT PLANS

         Effective August 1, 2004, the Bank established the Supplemental Executive Retirement Plan (SERP), an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to a select group of key executives and senior officers based on years of service and final average salary. The Bank uses a December 31, measurement date for this plan.


OBLIGATIONS AND FUNDED STATUS                                 At December 31,
                                                                   2004
                                                             -------------------
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation at beginning of year              $         -
Service cost                                                       150,312
Interest cost                                                       35,341
Amendments (plan initiation)                                     1,027,706
Actuarial loss (gain)                                                    -
Benefits paid                                                            -
                                                             -------------------
Projected benefit obligation at end of year                      1,213,358
                                                             -------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                           -
                                                             -------------------

Fair value of plan assets at end of year                                 -
                                                             -------------------

Funded status                                                   (1,213,358)
Unrecognized net actuarial loss (gain)                                   -
Unrecognized prior service cost                                    992,858
                                                             -------------------
Net amount recognized                                          $   220,774
                                                             ===================

                                                                Year ended
                                                             December 31, 2004
                                                             -------------------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                                   $   150,312
Interest cost                                                       35,341
Expected return on plan assets                                           -
Amortization of prior service cost                                  35,121
Amortization of net gain                                                 -
                                                             -------------------
Net periodic benefit cost                                      $   220,774
                                                             ===================

ASSUMPTIONS USED TO DETERMINE  BENEFIT OBLIGATIONS
AT DECEMBER 31, 2004
Discount rate                                                         6.00%
Rate of compensation increase                                         5.00%

ASSUMPTIONS USED TO DETERMINE  NET PERIODIC BENEFIT COST
Discount rate                                                         6.00%
Rate of compensation increase                                         5.00%

11.      RELATED PARTY TRANSACTIONS

         There are no existing or proposed material interests or transactions between the Bank and/or any of its officers or directors outside the ordinary course of the Bank's business except as indicated.

         Bank Director Barry A. Turkus is a principal in the real estate brokerage firm of BT Commercial. An agent of BT Commercial represented the Bank in sublease negotiations for the Bank's offices at 2120 El Camino Real, Santa Clara, California. The property, which is master leased to Washington Mutual Bank, was listed with CB Commercial real estate services. A leasing fee was paid by Washington Mutual to CB Commercial in accordance with the Exclusive Listing and Commission Agreement. CB Commercial in turn paid $34,076.18 to BT Commercial for the procuring portion of the leasing fee. In addition, BT Commercial received a fee of $16,100 in connection with locating and executing the Bank's lease at 525 University Avenue in Palo Alto. The Board of Directors determined that the fees paid to BT Commercial in connection with real estate transactions were no less favorable to the Bank then could have been obtained from disinterested third parties.

         The Bank had entered into a consulting agreement with The Brenner Group, Inc. (the "Consulting Agreement"), pursuant to which The Brenner Group, Inc. provided the Bank with accounting services prior to the opening. Organizing Director Richard Brenner is also Chief Executive Officer of The Brenner Group, Inc. No service was provided under the contract from June 1, 2001 through December 31, 2001, however, the Bank may, from time to time, again make use of The Brenner Group's services under the agreement. No expense was incurred by the Bank in 2003. A total of $1,800 and $22,400 were incurred by the Bank under the Consulting Agreement for the years ending December 31, 2002 and 2001, respectively. The Board of Directors has determined that the fees are no less favorable to the Bank than could be obtained from a disinterested third party.

         Some of the officers and directors of the Bank borrowed a portion of the purchase price of the shares subscribed by them in the Bank's initial Stock Offering. These borrowings were obtained from one or more of the Bank's correspondent banks in accordance with applicable laws and were not conditioned upon the use of inter-bank deposits as compensating balances. Federal law prohibits the Bank from lending on the security of its own capital stock.

12.      COMMITMENTS AND CONTINGENT LIABILITIES

         LEASE COMMITMENTS

         The Bank's Santa Clara, San Jose and Palo Alto locations are leased under non-cancelable operating leases that expire in 2010, 2002 and 2006, respectively. The Bank has renewal options with adjustments to the lease payments based on changes in the consumer price index.

         Future minimum annual lease payments are as follows:

         Future lease payments
         For years ended December 31,
                          2005     $  899,000
                          2006        965,000
                          2007        784,000
                          2008        854,000
                          2009        880,000
                    thereafter      5,341,000
                               ---------------
                                   $9,723,000
                               ---------------

         Rental expense under operating leases was $977,000 in 2004, $574,000 in 2003 and $527,000 in 2002.

         OTHER COMMITMENTS

         In the normal course of business, there are outstanding commitments to extend credit, which are not reflected in the consolidated financial statements. These commitments involve, to varying degrees, credit risk in excess of the amount recognized as either an asset or a liability in the balance sheet. The Bank controls the credit risk through its credit approval process. The same credit policies are used when entering into such commitments. Amounts committed to extend credit under normal lending agreements aggregated approximately $92,921,000 for undisbursed variable loan commitments and approximately $6,635,000 for commitments under unused letters of credit at December 31, 2004.

         The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments of $99,556,000, $61,748,000 and $52,461,000 at December 31, 2004, 2003 and
         2002, respectively. The Bank's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2004, no losses are anticipated as a result of these commitments.

         Loan commitments are typically contingent upon the borrowers meeting certain financial and other covenants and such commitments typically have fixed expiration dates and require payment of a fee. As many of these commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, and may include real property, bank deposits, or business or personal assets.

         Undisbursed loan commitments were comprised of the following at December 31, 2004:

         Undisbursed Loan Commitments
         (dollars in thousands)

         Loan Category                  Amount
         ---------------             --------------

         Commercial                        $47,739
         SBA                                 8,018
         Real estate construction           17,325
         Real estate term                   10,703
         Factoring/ABL                       9,100
         Other                               6,671
                                     --------------
         Total                             $99,556
                                     ==============


13.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

         The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Bank at December 31, 2004, 2003 and 2002. The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest bearing deposits in other banks, demand and savings deposits (See Note 5 for information regarding securities).



FAIR VALUE OF FINANCIAL INSTRUMENTS

                                   2004                     2003                     2002
                                -----------------------  -----------------------  -----------------------
(dollars in thousands)           Carrying      Fair       Carrying      Fair       Carrying     Fair
                                   Value      Value         Value      Value        Value       Value
                                -----------------------  -----------------------  -----------------------

Financial Assets:
  Cash and due from banks         $ 6,535     $ 6,535      $ 9,573     $ 9,573      $ 6,706    $ 6,706
  Federal funds sold                62,675     62,675       47,975      47,975       28,140     21,795
  Investments securities            26,500     26,398       24,336      24,373       17,468     16,641
  Loans and leases, gross          293,612    300,962      193,735     197,485      128,707    129,025
  Bank owned life insurance          8,080      8,080            -           -            -          -
Financial liabilities:
  Deposits                         352,456    351,119      246,394     246,385      153,361    142,957
  Trust Preferred                   12,000     12,000            -           -            -          -
Net worth                           33,323     41,908       28,075      31,871       26,564     31,549



         LOANS

         The fair value of loans with fixed rates is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. For loans with variable rates that adjust with changes in market rates of interest, the carrying amount is a reasonable estimate of fair value.

         TIME DEPOSITS

         The fair value of fixed maturity certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

         COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

         Commitments to extend credit and standby letters of credit are issued in the normal course of business by the Bank. Commitments to extend credit are issued with variable interest rates tied to market interest rates at the time the commitments are funded and the amount of the commitments equal their fair value. Standby letters of credit are supported by commitments to extend credit with variable interest rates tied to market interest rates at the time the commitments are funded.

14.      BRIDGE CAPITAL HOLDINGS

         The following are the financial statements of Bridge Capital Holdings (parent company only):

                                  BALANCE SHEET

(dollars in thousands)
                                                                  December 31,
ASSETS:                                                               2004
                                                             -------------------

Cash and due from banks                                              $  2,095
Investment in bank & subsidiaries                                      43,430
                                                             -----------------
Total Assets                                                         $ 45,525
                                                             =================

LIABILITIES:
Balances due to subsidiaries                                           12,372
Other liabilities                                                          31
                                                             -----------------
Total Liabilities                                                      12,403
                                                             -----------------

CAPITAL:
Common stock                                                           33,057
Retained earnings                                                         184
Other Comprehensive income                                               (119)
                                                             -----------------
Total Capital                                                          33,122
                                                             -----------------

Total Liabilities and Capital                                        $ 45,525
                                                             =================

         STATEMENT OF OPERATIONS
                                                               Period ended
(dollars in thousands)                                         December 31,
                                                             -----------------
                                                                   2004
                                                             -----------------
Interest Income                                                      $      4
Total noninterest expenses                                                128
                                                             -----------------

Income before income taxes                                               (124)
Income taxes                                                                0
                                                             -----------------
Income before undistributed income
  of the bank                                                            (124)
Equity in undistributed income of the bank                              1,254
                                                             -----------------
Net income                                                           $  1,130
                                                             =================

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                               Period ended
                                                               December 31,
                                                             ---------------
                                                                   2004
                                                             ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 1,130
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in undistributed (earnings) of subsidiaries             (1,254)
      Net change in other liabilities                                    31
                                                             ---------------
Net cash (used in) provided by operating activities                     (93)
                                                             ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for investment in subsidiary                             (10,394)
                                                             ---------------
Net cash used in investing activities                               (10,394)
                                                             ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common stock                                    188
  Proceeds from issuance of long term debt                           12,394
                                                             ---------------
Net cash provided by financing activities                            12,582
                                                             ---------------

Net increase (decrease) in cash and equivalents                       2,095
Cash and equivalents at beginning of period                               -
                                                             ---------------
Cash and equivalents at end of period                               $ 2,095
                                                             ===============


15.      REGULATORY MATTERS

         The Bank and the Holding Company are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which they are subject.

         The following table shows the Bank's capital ratios at December 31, 2004 and 2003 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.


                                                         As of December 31,
             (in thousands)                        2004                       2003
                                          -----------------------   -----------------------
                                            Amount      Ratio          Amount      Ratio
                                          -----------------------   -----------------------

COMPANY CAPITAL RATIOS
------------------------------------------
Tier 1 Capital                               $ 44,172     12.34%         N/A        N/A
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $ 14,313      4.00%         N/A        N/A

Total Capital                                $ 49,268     13.77%         N/A        N/A
(to Risk Weighted Assets)
Total capital minimum requirement            $ 28,625      8.00%         N/A        N/A

Company leverage
Tier 1 Capital                               $ 44,172     12.94%         N/A        N/A
(to Average Assets)
Total capital minimum requirement            $ 13,659      4.00%         N/A        N/A

BANK RISK BASED CAPITAL RATIOS
------------------------------------------

Tier 1 Capital                               $ 43,058     12.03%        $ 29,954    13.48%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $ 14,313      4.00%        $  8,890     4.00%
To be well capitalized under
  prompt corrective action provisions        $ 21,469      6.00%        $ 13,336     6.00%

Total Capital                                $ 47,204     13.19%        $ 32,637    14.68%
(to Risk Weighted Assets)
Total capital minimum requirement            $ 28,625      8.00%        $ 17,781     8.00%
To be well capitalized under
  prompt corrective action provisions        $ 35,781     10.00%        $ 22,226    10.00%

Bank leverage
Tier 1 Capital                               $ 43,058     12.61%        $ 29,954    13.47%
(to Average Assets)
Total capital minimum requirement            $ 13,659      4.00%        $  8,898     4.00%
To be well capitalized under
  prompt corrective action provisions        $ 17,073      5.00%        $ 11,123     5.00%


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no current or anticipated changes in, or disagreements with, accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure

ITEM 9A.  CONTROLS AND PROCEDURES

ANNUAL EVALUATION OF THE BANK'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls over financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS.

Appearing as Exhibits 31.1 and 31.2 of this Report there are two "Certifications" of the CEO and the CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles and reliable financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of a control must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Bank have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION.

The Controls evaluation included a review of objectives, design, implementation by the Company and the effect of the controls on the information generated for use in this Report. In the course of the Controls Evaluation, we sought to identify data errors, acts of fraud, and other problems with the control systems and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis as to our disclosure controls so that the conclusions concerning their effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal
Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with Commission requirements, the CEO and CFO note that there was no change in Internal Controls during the fourth quarter of 2004 that has materially affected Internal Controls, or is reasonably likely to materially affect, the Company.

CONCLUSIONS.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 9B.  OTHER INFORMATION

Not applicable


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2005 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

ITEM 11. EXECUTIVE COMPENSATION.

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2005 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2005 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2005 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2005 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).


                                         PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements. This information is included in Part II, Item 8.

(a) (2) Financial Statement Schedules. All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits. The exhibits list required by this item is incorporated be reference to the accompanying Exhibit Index filed as part of this report.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BRIDGE CAPITAL HOLDINGS



                                 By:  /s/ DANIEL P. MYERS
                                 -------------------------------------
                                          Daniel P. Myers, President
                                          (Principal Executive Officer)

Date:     March 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                          Title                      Date
--------------------------       --------------------       -------------------


/s/ RICHARD M. BRENNER                 Director                March 3, 2005
--------------------------       --------------------       -------------------
Richard M. Brenner


/s/ OWEN BROWN                         Director                March 3, 2005
--------------------------       --------------------       -------------------
Owen Brown


/s/ DAVID V. CAMPBELL                  Director                March 3, 2005
--------------------------       --------------------       -------------------
David V. Campbell


/s/ DAVID K. CHUI                      Director                March 3, 2005
--------------------------       --------------------       -------------------
David K. Chui


/s/ ROBERT P. GIONFRIDDO               Director                March 3, 2005
-----------------------------------------------------       -------------------
Robert P. Gionfriddo

                                      Chairman
/s/ ALLAN C. KRAMER                    Director                March 3, 2005
--------------------------       --------------------       -------------------
Allan C. Kramer, M.D.


/s/ ROBERT P. LATTA                    Director                March 3, 2005
--------------------------       --------------------       -------------------
Robert Latta


/s/ THOMAS M. QUIGG                    Director                March 3, 2005
--------------------------       --------------------       -------------------
Thomas M. Quigg
                                  President, Chief
                                  Executive Officer
/s/ DANIEL P. MYERS                    Director                March 3, 2005
--------------------------       --------------------       -------------------
Daniel P. Myers                     (Principal Executive
                                 Officer)


                                      Director                March 3, 2005
--------------------------       --------------------       -------------------
Barry A. Turkus
                                   Executive Vice
                                  President, Chief
/s/ THOMAS A. SA                   Financial Officer           March 3, 2005
--------------------------       --------------------       -------------------
Thomas A. Sa                        (Principal Financial
                                  and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                            Description of Exhibit


(2.1) Agreement and Plan of Reorganization among Bridge Capital Holdings and Bridge Bank dated as of October 1, 2004 [incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated 10/1/04]

(3.1) Articles of Incorporation of the registrant [incorporated by reference to Exhibit 3(i)(a) to the registrant's Current Report on Form 8-K dated 10/1/04]

(3.2) Amendment to the registrant's Articles of Incorporation dated August 27, 2004 [incorporated by reference to Exhibit 3(i)(b) to the registrant's Current Report on Form 8-K dated 10/1/04]

(3.3) Registrant's By-Laws [incorporated by reference to Exhibit 3(i)(c) to the registrant's Current Report on Form 8-K dated 10/1/04]

(4.1) Indenture dated as of December 21, 2004 between Bridge Capital Holdings and JP Morgan Chase Bank as Trustee.

(4.2) Amended and Restated Declaration of trust of Bridge Capital Holdings Trust I dated December 21, 2004.

(10.1)            Bridge Bank Amended and Restated 2001 Stock Option Plan**

(10.2)            Bridge Bank, National Association Supplemental Executive
                  Retirement Plan.

(10.3)            Sublease for premises at 2120 El Camino Real, Santa Clara,
                  California.

(10.4)            Organizers' Acknowledgement of Liability on Lease.

(10.5) Organizers' Acknowledgement of Liability on Lease and Letter of Credit Lease.

(10.6) Lease for banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California.**

(10.7) Lease for banking office located at 3035 Prospect Park Drive, Suite 100, Rancho Cordova, County of Sacramento, State of California

(10.8)            Wire Transfer Service Agreement with BServ, Inc dated 6/25/02

(10.9)            Performance Incentive Compensation Plan


(21)              Subsidiaries

(31.1)            Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)            Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

(32.1) Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

(32.2) Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

---------------------------------
    **Management contract or compensatory plan or arrangement