Form 10-K/A
period 2004-12-31
Bridge Capital Holdings
filed 2005-03-15
CIK 1304740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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

This amendment is being filed to add the signature of the independent registered public accounting firm to its report which appears in Item 8.


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
                                =========================================================================


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     48

Balance Sheet, December 31, 2004 and 2003                                   49

Statement of operations for the years ended December 31,
2004, 2003 and  2002                                                        50

Statement of Shareholders' Equity and Comprehensive Income
for the Years ended December 31, 2004, 2003 and 2002                        51

Statement of Cash Flows for the years ended December 31,
2004, 2003 and 2002                                                         52

Notes to Financial Statements                                             53-71


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



/s/ PRICEWATERHOUSECOOPERS LLP
    --------------------------
    PricewaterhouseCoopers LLP



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