Form 10-Q
period 2005-03-31
Bridge Capital Holdings
filed 2005-05-09
CIK 1304740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                                    000-50914
                                    ---------
                            (Commission File Number)

                             BRIDGE CAPITAL HOLDINGS
                             -----------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                               80-0123855
            -----------                              ----------
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)

                    55 ALMADEN BOULEVARD, SAN JOSE, CA 95113
                    ----------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (408) 423-8500
                                                     --------------


Bridge Bank, N.A. (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No . Indicate by checkmark whether registrant is an accelerated filer (as defined by in Rule 12b-2 of the Exchange Act). Yes / / No /X/

The number of shares of Common Stock outstanding as of April 28, 2005: 6,146,447

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

THE READER SHOULD REFER TO THE MORE COMPLETE DISCUSSION OF SUCH RISKS IN THE COMPANY'S ANNUAL REPORTS ON FORM 10-K.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


         BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
               Balance Sheet (unaudited)
                 (dollars in thousands)
                                                      March 31,   December 31,
ASSETS                                                  2005         2004
                                                     --------------------------

CASH AND DUE FROM BANKS                                 $ 17,025       $ 6,535
FEDERAL FUNDS SOLD                                        75,485        62,675
                                                     --------------------------
  Total cash and equivalents                              92,510        69,210
                                                     --------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE                  20,279        26,298
LOANS, net of allowance for credit losses of
  $4,482 at March 31, 2005 and $4,146 at
  December 31, 2004                                      318,145       289,467

PREMISES AND EQUIPMENT, net                                2,346         2,215
ACCRUED INTEREST RECEIVABLE                                1,529         1,366
OTHER ASSETS                                              13,631        13,481

                                                     --------------------------
   TOTAL                                               $ 448,440     $ 402,037
                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Demand noninterest-bearing                           $ 158,596     $ 126,895
  Demand interest-bearing                                  2,452         3,946
  Savings                                                181,087       169,801
  Time                                                    55,612        51,814
                                                     --------------------------
     Total deposits                                      397,747       352,456
                                                     --------------------------

OTHER BORROWINGS                                          12,000        12,000
ACCRUED INTEREST PAYABLE                                     109            69
OTHER LIABILITIES                                          4,309         4,390
                                                     --------------------------
     Total liabilities                                   414,165       368,915
                                                     --------------------------

COMMITMENTS AND CONTINGENCIES                                  -             -

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; 10,000,000
    shares authorized; none issued
  Common stock, no par value; 30,000,000 shares
     authorized;
     6,146,447 shares issued and outstanding at
     March 31, 2005.
     6,097,697 shares issued and outstanding at
     December 31,                                       2033,307        33,057
  Retained earnings                                        1,141           184
  Accumulated other comprehensive (loss)                    (173)         (119)
                                                    ---------------------------
     Total shareholders' equity                           34,275        33,122
                                                    ---------------------------
     TOTAL                                             $ 448,440     $ 402,037
                                                    ===========================

The accompanying notes are an integral part of the financial statements.

    BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
     Statement of Operations (unaudited)
            (dollars in thousands)

                                                   Three months ended
                                                March 31,
                                                  2005            2004
                                               ----------------------------
INTEREST INCOME:
  Loans                                            $ 6,270         $ 3,653
  Federal funds sold                                   221             124
  Investment securities available for sale             124              96
                                               ------------    ------------
    Total interest income                            6,615           3,873
                                               ------------    ------------

INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand                              5               8
    Money market and savings                           661             413
    Certificates of deposit                            314             261
    Other                                              208               -
                                               ------------    ------------
    Total interest expense                           1,188             682
                                               ------------    ------------

Net interest income                                  5,427           3,191
  Provision for credit losses                          333             405
                                               ------------    ------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                        5,094           2,786
                                               ------------    ------------

OTHER INCOME:
  Service charges on deposit accounts                   68              72
  Gain on sale of SBA loans                            420             885
  Other non interest income                            296             165
                                               ------------    ------------
     Total other income                                784           1,122
                                               ------------    ------------

OTHER EXPENSES:
  Salaries and benefits                              2,552           1,774
  Premises and fixed assets                            550             560
  Other                                              1,213             781
                                               ------------    ------------
     Total other expenses                            4,315           3,115
                                               ------------    ------------

INCOME BEFORE INCOME TAXES                           1,563             793
                                               ------------    ------------
Income taxes                                           606             327
                                               ------------    ------------
NET INCOME                                           $ 957           $ 466
                                               ============    ============

Basic earnings per share                            $ 0.16          $ 0.08
                                               ============    ============
Diluted earnings per share                          $ 0.14          $ 0.07
                                               ============    ============
Average common shares outstanding                6,127,474       6,051,739
                                               ============    ============
Average common and equivalent shares
  outstanding                                    6,687,860       6,552,954
                                               ============    ============

The accompanying notes are an integral part of the financial statements.

     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
      Statements of Cash Flows (unaudited)
             (dollars in thousands)
                                                  Three months ended March 31,
                                                      2005           2004
                                                  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                             $ 957           $ 466
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                          333             405
      Depreciation and amortization                        219             217
        Increase in accrued interest receivable
          and other assets                                (253)           (271)
        Increase in accrued interest payable and
          other liabilities                                  2              95
                                                  -------------  --------------
          Net cash provided by operating activities      1,258             912
                                                  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturity of securities available
    for sale                                             6,100           2,100
  Purchase of securities available for sale               (197)         (7,426)
  Net increase in loans                                (29,011)        (11,812)
  Purchase of life insurance                               (60)              -
  Purchase of fixed assets                                (331)           (772)
                                                  -------------  --------------
          Net cash used in investing activities        (23,499)        (17,910)
                                                  -------------  --------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Net increase in deposits                              45,291          68,304
  Common stock issued                                      250               2
                                                  -------------  --------------
Net cash provided by financing activities               45,541          68,306
                                                  -------------  --------------

NET INCREASE IN CASH AND EQUIVALENTS:                   23,300          51,308
Cash and equivalents at beginning of period             69,210          57,547
                                                  -------------  --------------
Cash and equivalents at end of period                 $ 92,510       $ 108,855
                                                  =============  ==============


OTHER CASH FLOW INFORMATION:
  Cash paid for interest                                 $ 964           $ 681
                                                  =============  ==============
  Cash paid for income taxes                             $ 430           $ 245
                                                  =============  ==============


The accompanying notes are an integral part of the financial statements.

                            BRIDGE CAPITAL HOLDINGS
                               NOTES TO FINANCIAL
                                   STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC. The interim financial data as of March 31, 2005 and for the three months ended March 31, 2005 and March 31, 2004 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter ended March 31, 2005, are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2004 is derived from the audited financial statements.

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

Earnings per share calculation

                                               Quarter ended March 31,
                                                  2004           2003
                                              ---------------------------
Net income                                      $ 957,000      $ 466,000
                                              ---------------------------

Weighted average shares used in computing:
    Basic earnings per share                     6,127,474     6,051,739
    Dilutive potential common shares related
     to stock options, using the treasury
     stock method                                  560,386       501,215
                                              -------------   -----------
Total average shares and equivalents             6,687,860     6,552,954

Basic earnings per share                            $ 0.16        $ 0.08
                                              ===========================
Diluted earnings per share                          $ 0.14        $ 0.07
                                              ===========================

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

Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing model, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
DURING THE PERIOD ENDED:
                                     March 31,   March 31,
                                       2005        2004
                                    ------------------------
Expected life                        60 months   60 months

Stock Volatility                      38.35%      12.00%

Risk free interest rate                3.82%       2.99%

Dividend yield                         0.00%       0.00%


The Company's stock options generally vest annually over a period of 3 to 4 years. If the computed fair value of the 2005 and 2004 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                             Quarter ended
                                               March 31,
                                            2005        2004
                                         -----------------------

Net income as reported                    $ 957,000   $ 466,000
Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method of all awards, net of
  related tax effects                    $ (116,000) $ (67,000)
Pro forma net income                      $ 841,000  $ 399,000

Earnings per share:
  Basic-as reported                         $ 0.16     $ 0.08
  Basic-pro forma                           $ 0.14     $ 0.07

  Diluted-as reported                       $ 0.14     $ 0.07
  Diluted-pro forma                         $ 0.13     $ 0.06

SFAS 123(R) will be effective for the Company January 1, 2006.

COMPREHENSIVE INCOME.

SFAS No. 130, "Reporting Comprehensive Income" requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had cumulative other comprehensive income (loss) totaling $(173,000), net of tax, for the period ended March 31, 2005 and $33,000, net of tax, for the period ended March 31, 2004.

 (dollars in thousands)              Quarter ended March 31,
                                       2005        2004
                                    ----------- ------------

Net income                               $ 957        $ 466

Other comprehensive earnings-
 Net unrealized (losses) gains
 on securities available for sale         (173)          33
                                    ----------- ------------

Total comprehensive income               $ 784        $ 499
                                    =========== ============

SEGMENT INFORMATION.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information, requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environment in which it operates to help users of financial statements better understand its performance, better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined that it has one segment, general commercial banking, and therefore, it is appropriate to aggregate the Company's operations into a single operating segment.

2. SECURITIES

The amortized cost and approximate fair values of securities at March 31, 2005 and December 31, 2004 are as follows:

(dollars in thousands)                as of March 31, 2005
                                 -------------------------------
                                         Gross Unrealized
                                         --------------   Fair
                                  Cost   Gains  Losses    Value
                                 -------------------------------
  U. S. Government Treasuries      $ 198    $ -    $ -    $ 198
  U. S. Government Agencies       20,379      -   (298)  20,081
                                 -------------------------------
Total available for sale          20,577      -   (298)  20,279
                                 -------------------------------
  Total investment securities
    portfolio                    $20,577    $ -  $(298) $20,279
                                 ===============================

                                    as of December 31, 2004
                                 -------------------------------
                                         Gross Unrealized
                                         --------------   Fair
                                  Cost   Gains  Losses    Value
                                 -------------------------------
  U. S. Government Treasuries      $ 100    $ -    $ -    $ 100
  U. S. Government Agencies       26,400      -   (202)  26,198
                                 -------------------------------
Total available for sale          26,500      -   (202)  26,298
                                 -------------------------------
  Total investment securities
    portfolio                    $26,500    $ -  $(202) $26,298
                                 ===============================



The scheduled maturities of securities available for sale at March 31, 2005 were as follows:

(dollars in thousands)                   March 31, 2005
                                       -------------------
                                        Amortized   Fair
  Securities available for sale           Cost      Value
-----------------------------------    -------------------
Due in one year or less                  $11,279  $11,196
Due after one year through five years      9,298    9,083
Due after five years through ten years         -        -
Due after ten years                            -        -
                                       -------------------
  Total securities available for sale     20,577   20,279
                                       -------------------
    Total Investment securities          $20,577  $20,279
                                       ===================

                                        December 31, 2004
                                       -------------------
                                        Amortized   Fair
  Securities available for sale            Cost     Value
-----------------------------------    -------------------
Due in one year or less                  $14,116  $14,074
Due after one year through five years     12,384   12,224
Due after five years through ten years         -        -
Due after ten years                            -        -
                                       -------------------
  Total securities available for sale     26,500   26,298
                                       -------------------
    Total Investment securities          $26,500  $26,298
                                       ===================

As of March 31, 2005, investment securities with carrying values of approximately $198,000 were pledged as collateral. As of March 31, 2005 no unrealized losses were attributable to securities invested for a period greater than 12 months.

3. LOANS


The balances in the various loan categories are as follows as of March 31, 2005 and December 31, 2004.


                                       March 31,  December 31,
                                         2005        2004
                                      ------------------------
Commercial                              $ 108,106   $ 100,681
SBA                                        47,790      45,251
Real estate construction                   48,934      42,323
Real estate other                          88,150      80,044
Factoring and asset based lending          25,924      22,342
Other                                       4,686       3,945
                                      ------------------------
  Loans, gross                            323,590     294,586
Unearned fee income                          (963)       (973)
                                      ------------------------
  Total loan portfolio                    322,627     293,613
Less allowance for credit losses           (4,482)     (4,146)
                                      ------------------------
     Loans, net                         $ 318,145   $ 289,467
                                      ========================


4. PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at March 31, 2005 and December 31, 2004 are comprised of the following:

(dollars in thousands)

March 31, 2005
----------------------------             Accumulated    Net Book
                                Cost     Depreciation    Value
                              ---------  -----------------------
Leasehold improvements         $ 1,840        $ (513)    $1,327
Furniture and fixtures             634          (308)       326
Capitalized Software             1,124          (657)       467
Equipment                          876          (650)       226
                              ---------  ------------  ---------
     Totals                    $ 4,474      $ (2,128)    $2,346
                              =========  ============  =========

December 31, 2004
----------------------------             Accumulated    Net book
                                Cost     Depreciation    Value
                              ---------  -----------------------
Leasehold improvements         $ 1,590        $ (459)    $1,131
Furniture and fixtures             634          (276)       358
Capitalized Software             1,066          (587)       479
Equipment                          854          (607)       247
                              ---------  ------------  ---------
     Totals                    $ 4,144      $ (1,929)    $2,215
                              =========  ============  =========

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

         The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At March 31, 2005 and December 31, 2004, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

SELECTED FINANCIAL DATA

         The following presents selected financial data and ratios as of and for the quarter ended March 31, 2005 and 2004.

Statement of Operations Data:
(dollars in thousands, except per share data)       Quarter ended March 31,
                                                     2005            2004
                                                 -------------   --------------
Interest income                                       $ 6,615          $ 3,873
Interest expense                                        1,188              682
                                                 -------------   --------------
Net interest income                                     5,427            3,191
Provision for credit losses                               333              405
                                                 -------------   --------------
Net interest income after provision
  for credit losses                                     5,094            2,786
                                                 -------------   --------------
Other income                                              784            1,122
Other expenses                                          4,315            3,115
                                                 -------------   --------------
Income before income taxes                              1,563              793
Income taxes                                              606              327
                                                 -------------   --------------
Net income                                              $ 957            $ 466
                                                 =============   ==============

Per share Data:
Basic earnings per share                               $ 0.16           $ 0.08
Diluted earnings per share                               0.14             0.07
Shareholders' equity per share                           5.58             5.03
Cash dividend per common share                              -                -

                                                   March 31,
Balance Sheet Data:                                  2005            2004
                                                 -------------   --------------
Balance sheet totals:
  Assets                                            $ 448,440        $ 347,503
  Loans, net                                          318,145          202,460
  Deposits                                            397,747          314,698
  Shareholders' equity                                 34,275           30,455

Average balance sheet amounts:
  Assets                                            $ 397,375        $ 295,119
  Loans, net                                          299,625          199,328
  Deposits                                            342,187          264,576
  Shareholders' equity                                 33,810           28,592

Selected Ratios:
Return on average assets                                0.96%            0.63%
Return on average equity                               11.32%            6.52%
Efficiency ratio                                       69.47%           72.22%
Risk based capital ratio                               13.75%           10.32%
Net chargeoffs to average loans                         0.00%            0.09%
Allowance for loan losses to total loans                1.39%            1.41%
Average equity to average assets                        8.51%            9.69%

SUMMARY OF FINANCIAL RESULTS - QUARTER ENDED MARCH 31, 2005

         The Company reported net income of $957,000 ($0.16 basic and $0.14 diluted earnings per share) for the quarter ended March 31, 2005 as compared to $466,000 ($0.08 basic and $0.07 diluted earnings per share) for the quarter ended March 31, 2004. The increase in net income resulted primarily from increases in net interest income offset, in part, by lower non-interest income and an increase in operating expenses.

         The table below highlights the changes in the nature and sources of income and expense.


                                                      Quarter ended March 31,       Increase
Operations                                              2005           2004        (Decrease)
                                                     ------------   ------------  -------------
(dollars in thousands, except per share data)

Interest income                                          $ 6,615        $ 3,873        $ 2,742
Interest expense                                           1,188            682            506
                                                     ------------   ------------  -------------

Net interest income                                        5,427          3,191          2,236
Provision for credit losses                                 (333)          (405)            72
                                                     ------------   ------------  -------------

Net interest income after provision
  for credit losses                                        5,094          2,786          2,308
                                                     ------------   ------------  -------------
Other income                                                 784          1,122           (338)
Other expenses                                            (4,315)        (3,115)        (1,200)
                                                     ------------   ------------  -------------
Income before income taxes                                 1,563            793            770

Income taxes                                                (606)          (327)          (279)
                                                     ------------   ------------  -------------
Net income                                                 $ 957          $ 466          $ 491
                                                     ============   ============  =============

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

         Net interest income for the quarter ended March 31, 2005 was $5,427,000 comprised of $6,615,000 in interest income and $1,188,000 in interest expense. Net interest income for the three months ended March 31, 2004 was $3,191,000 comprised of $3,873,000 in interest income and $682,000 in interest expense. Net interest income for the quarter ended March 31, 2005 represented an increase of $2.2 million or 70% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

         The net interest margin (net interest income divided by average earning assets) was 6.0% for the quarter ended March 31, 2005 and compared to 4.6% for the same quarter in 2004. The improvement in the net interest margin was the result of improved balance sheet leverage together with the impact of higher short-term market interest rates.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended March 31, 2005 and 2004.


                                      March 31,                              March 31,
                                         2005                                  2004
                                    ------------------------------------- --------------------------------------
                                                (dollars in thousands)
                                                    YIELDS    INTEREST                     YIELDS    INTEREST
                                       AVERAGE        OR       INCOME/        AVERAGE        OR       INCOME/
                                       BALANCE       RATES     EXPENSE        BALANCE       RATES     EXPENSE
                                    ------------------------------------- --------------------------------------
ASSETS
Interest earning assets:
  Loans (1)                              $ 304,831      8.2%     $ 6,270        $ 202,787      7.2%     $ 3,653
  Federal funds sold                        36,282      2.4%         221           50,504      1.0%         124
  Investment securities (2)                 22,719      2.2%         124           26,460      1.5%          96
                                    ------------------------------------- --------------------------------------
Total interest earning assets              363,832      7.3%       6,615          279,751      5.5%       3,873
                                                   ----------------------                 ----------------------

Noninterest-earning assets:
  Cash and due from banks                   21,631                                 14,674
  All other assets (3)                      11,917                                    694
                                    ---------------                       ----------------
      TOTAL                              $ 397,380                              $ 295,119
                                    ===============                       ================

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                  $ 3,266      0.6%         $ 5          $ 4,414      0.7%         $ 8
   Savings                                 153,496      1.7%         654          120,601      1.4%         413
   Time                                     52,431      2.4%         321           46,036      2.3%         261
Other                                       17,444      4.8%         208                -         -           -
                                    ------------------------------------- --------------------------------------
Total interest bearing liabilities         226,637      2.1%       1,188          171,051      1.6%         682
                                                   ----------------------                 ----------------------

Noninterest-bearing liabilities:
   Demand deposits                         132,994                                 93,525
   Accrued expenses and
     other liabilities                       3,939                                  1,951
Shareholders' equity                        33,810                                 28,592
                                    ---------------                       ----------------
    TOTAL                                $ 397,380                              $ 295,119
                                    ===============                       ================

                                                             ------------                           ------------
Net interest income                                     6.0%     $ 5,427                       4.6%     $ 3,191
                                                   ======================                 ======================


     (1) Loan fee amortization of $721,000 and $404,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.

     (2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.

     (3) Net of average allowance for credit losses of $4,270,000 and $2,742,000, respectively.

         The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2005 and 2004. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.


(dollars in thousands)
                                                2005 vs. 2004
                                      ------------------------------------
                                              Increase (decrease)
                                               due to change in
                                      ------------------------------------
                                        Average     Average      Total
                                         Volume       Rate       Change
                                      ------------------------------------
 Interest income:
   Loans                                  $ 2,099       $ 518     $ 2,617
   Federal funds sold                         (87)        184          97
   Investment securities                      (20)         48          28
                                      ------------------------------------
      Total interest income                 1,992         750       2,742
                                      ------------------------------------

 Interest expense:
   Demand                                      (2)         (1)         (3)
   Savings                                    140         101         241
   Time                                        39          21          60
   Other                                      208           -         208
                                      ------------------------------------
       Total interest expense                 386         120         506
                                      ------------------------------------

 Change in net interest income            $ 1,606       $ 630     $ 2,236
                                      ====================================

INTEREST INCOME

         Interest income of $6.6 million in the quarter ended March 31, 2005 represented an increase of $2.7 million, or 71%, over $3.9 million in the same quarter one year earlier. The increase in interest income was primarily due to growth in earning assets, particularly growth in average loan balances. Average earning assets for the quarter ended March 31, 2005 were $363.8 million and represented growth of $84.0 million or 30% over $279.8 million for the same period in 2004.

         Average gross loans were $304.8 million for three months ended March 31, 2005, an increase of $102.0 million or 50% over $202.8 million for the same period one year earlier. The average yield on loans was 8.2% for the quarter ended March 31, 2005 and 7.2% for the quarter ended March 31, 2004. The majority of the Company's loans are priced to adjust with movement in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate in the second half of 2004 and continuing into the first quarter of 2005.

         During the quarter ended March 31, 2005, the ratio of average gross loans to average deposits (one measure of leverage) increased to 89.1%, up from 76.7% in the comparable period of 2004. In addition, average loans comprised 83.8% of average earning assets in the three months ended March 31, 2005 compared to 72.5% in the first quarter of 2004.

         Other earning assets, consisting of investment securities, federal funds sold and interest bearing deposits in other banks, averaged $59.0 million for the quarter ended March 31, 2005, a decrease of $18.0 million or 23.3% from $77.0 million for the three months ended March 31, 2004.

         Taken together, the impact of higher short-term interest rates and increased balance sheet leverage resulted in an increase in the yield on average earning assets to 7.3% in the three months ended March 31, 2005 from 5.5% in 2004.

INTEREST EXPENSE

         Interest expense was $1,188,000 for the quarter ended March 31, 2005, which represented an increase of $506,000 or 74.2% over $682,000 for the comparable period of 2004. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates on liabilities in 2005 compared to 2004. Average interest-bearing liabilities were $226.6 million for the three months ended March 31, 2005, an increase of $56.6 million, or 32.5%, over $171.1 million for the same period one year earlier. In addition, the average rate paid on interest-bearing liabilities was 2.1% in the quarter ended March 31, 2005 compared to 1.6% in the first quarter of 2004 as a result of increases in short-term market interest rates.

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

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $333,000 to the allowance for credit losses for the three months ended March 31, 2005, as compared to $405,000 for the same period in 2004. There were no loans charged off and $3,000 in recoveries during the three months ended March 31, 2005 as compared to $190,000 in charge-offs and $5,000 in recoveries during the three month period ended March 31, 2004. At March 31, 2005, the allowance for credit losses was $4.48 million, representing 1.39% of total loans, as compared to $2.90 million, representing 1.41% of total loans, at March 31, 2004.

         The following schedule provides an analysis of the allowance for credit losses

Analysis of the allowance for credit losses:

(dollars in thousands)                      March 31,
                                       2005         2004
                                   -------------------------
Balance, beginning of period           $ 4,146      $ 2,683
Provision for credit losses                333          405
Charge-offs                                  -         (190)
Recoveries                                   3            5
                                   -------------------------
Balance, end of period                 $ 4,482      $ 2,903
                                   =========================

         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There was one non-accrual loan totaling $57,000 at March 31, 2005 and $1,026,000 at December 31, 2004. In
addition, at March 31, 2005 and December 31, 2004, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         At March 31, 2005 and December 31, 2004 there were no properties owned by the Company acquired through the foreclosure process and there were no restructured loans.

The following summarizes nonperforming loans at March 31, 2005 and December 31, 2004.


Nonperforming Loans                                                March 31,     December 31,
(dollars in thousands)                                               2005            2004
                                                                   --------------------------
Loans accounted for on a non-accrual basis                           $ 263          $ 1,026
Loans restructured and in compliance with modified terms                 -                -
Other loans with principal or interest contracturally past due
  90 days or more                                                        -                -
                                                                   --------------------------
                                                                     $ 263          $ 1,026
                                                                   ==========================


         Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as follows for the period ended March 31, 2005 and December 31, 2004:


                                     March 31, 2005                   December 31, 2004
                              ------------------------------   ------------------------------
                                              Percent of                       Percent of
                                             loans in each                    loans in each
                                              category to                      category to
(dollars in thousands)           Amount       total loans         Amount       total loans
                              ------------------------------   ------------------------------

Commercial and other                  1,222           33.4%              998           34.2%
SBA                                     566           14.8%            1,231           15.4%
Real estate construction                874           15.1%              444           14.3%
Real estate term                      1,399           27.2%            1,132           27.2%
Factoring/ABL                           379            8.0%              312            7.6%
Other                                    42            1.5%               29            1.3%
                              ------------------------------   ------------------------------
                                    $ 4,482          100.0%          $ 4,146          100.0%
                              ==============================   ==============================


         Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's loan portfolio, which includes approximately $137,000,000 in real estate and construction loans, representing approximately 42% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

NON-INTEREST INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the three months ended March 31, 2005 and 2004.


 Non-interest Income
 (dollars in thousands)                      2005                      2004
                                   ------------------------  ------------------------
                                       Amount     Percent        Amount     Percent
                                   ------------------------  ------------------------

 Gain on sale of SBA loans               $ 420       53.6%         $ 885       78.9%
 SBA loan servicing income                  65        8.3%            63        5.6%
 Depositor service charges                  68        8.7%            72        6.4%
 Other operating income                    231       29.5%           102        9.1%
                                   ------------------------  ------------------------

                                         $ 784      100.0%       $ 1,122      100.0%
                                   ========================  ========================


         Non-interest income totaled $784,000 in the first quarter of 2005, a decrease of $338,000 or 30.1% from $1,122,000 in 2004. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan packaging fees and service charge income on deposit accounts. The decrease in non-interest income for the first quarter of 2005 was primarily a result of lower premium income realized on sales of SBA loans during the quarter.

         Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $420,000 in the quarter ended March 31, 2005 which represented a decrease of $465,000 or 52% compared to $885,000 the same period one year earlier. The decrease was attributed to a lower volume of loans originated and available for sale and timing of loan sales. During the first three months of 2005 the Company's SBA group funded $12.9 million in new loans and sold $10.6 million which compared to $14.3 million funded and $17.8 million sold in the same period one year earlier.


NON-INTEREST EXPENSE

         The components of other expense are set forth in the following table for the three months ended March 31, 2005 and 2004.

 Other Expense as a Percent of Average Earning Assets
 (dollars in thousands)              2005                         2004
                           -------------------------    ------------------------
                              Amount      Percent          Amount     Percent
                           -------------------------    ------------------------

 Salaries and benefits         $ 2,552         2.8%         $ 1,774        2.5%
 Occupancy                         403         0.4%             397        0.6%
 Data processing                   251         0.3%             161        0.2%
 Legal and professional            180         0.2%             126        0.2%
 Furniture and equipment           147         0.2%             163        0.2%
 Other                             782         0.9%             494        0.7%
                           -------------------------    ------------------------

                               $ 4,315         4.6%         $ 3,115        4.4%
                           ============                 ============


         Operating expenses were $4,315,000 for the three months ended March 31, 2005, an increase of $1,200,000 or 38.5% from $3,115,000 at March 31, 2004. As a percentage of average earning assets, other expenses for the three months ended March 31, 2005 and 2004 were 4.6% and 4.4%, respectively, on an annualized basis. In 2005, operating expenses were comprised primarily of salaries and benefits of $2,552,000, which compared to $1,774,000 in 2004, occupancy expense of $403,000 which compared to $397,000 in 2004, and data processing expense of $251,000 which compared to $161,000 in 2004. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At March 31, 2005, the Company employed 81 FTE compared to 64 FTE on the same date one year earlier. The increase in occupancy expense is primarily due to expense related to the facility at 55 Almaden Blvd, San Jose, California and the new facility at 2010 Crow Canyon Place, Suite 100 San Ramon, California. Data processing expense increased primarily as a result of increased volumes and locations.

BALANCE SHEET

         Total assets of Bridge Bank at March 31, 2005 were $448.4 million, an increase of $46.6 million (11.6%) as compared to $401.8 million at December 31, 2004. Growth in total assets was principally due to an increase in deposit balances.

         The following table shows the Company's loans by type and their percentage distribution for the periods ended March 31, 2005 and December 31, 2004.

LOAN PORTFOLIO
(dollars in thousands)                          March 31,    December 31,
                                                  2005            2004
                                             --------------------------------
Commercial and other                               $ 108,106       $ 100,681
SBA                                                   47,790          45,251
Real estate construction                              48,934          42,323
Real estate other                                     88,150          80,044
Factoring and Asset based                             25,924          22,342
Other                                                  4,686           3,945
                                             --------------------------------
Total gross loans                                    323,590         294,586
Unearned fee income                                     (963)           (973)
  Total loan portfolio                               322,627         293,613
                                             --------------------------------
Less allowance for credit losses                      (4,482)         (4,146)
                                             --------------------------------
     Loans, net                                    $ 318,145       $ 289,467
                                             ================================

Commercial and other                                   33.4%           34.2%
SBA                                                    14.8%           15.4%
Real estate construction                               15.1%           14.3%
Real estate term                                       27.2%           27.2%
Factoring and Asset based                               8.0%            7.6%
Other                                                   1.5%            1.3%
                                             --------------------------------
Total gross loans                                     100.0%          100.0%
                                             ================================


         Net loan balances increased to $318.1 million at March 31, 2005, which represented an increase of $28.7 million (10.0%) as compared to $289.5 million at December 31, 2004. The increase in loans was primarily in real estate construction and real estate other (including home equity lines) without a concentration in any one specific category of loans, although overall real estate secured loans comprise over 42% of loan balances at March 31, 2005. The increase was a result of general marketing efforts.

         The Company's commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara county region. Commercial loans were $108.1 million at March 31, 2005, which represented an increase of $7.4 million or 7.4% over $100.7 million at December 31, 2004. At March 31, 2005, commercial loans comprised 33.4% of total loans outstanding compared to 34.2% at December 31, 2004.

         In March of 2002, the Company established an SBA lending group in Santa Clara with a loan production office in Sacramento county. In October 2004, the Company established a loan production office in San Diego county. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 70% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, The Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Community Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company's position. The Company's position in relation to the real estate "piggyback" loans can range from 50% to 70% loan to value. At March 31, 2005,

SBA loans comprised $47.8 million, or 14.8%, of total loans, an increase of $2.5 million, or 5.6%, from $45.2 million at December 31, 2004. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At March 31, 2005, $At March 31, 2005 and December 31, 2004, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

         The Company's construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $6.6 million, or 15.6%, to $48.9 million at March 31, 2005 over $42.3 million at December 31, 2004. Construction loan balances at March 31, 2005 comprised 15.1% of total loans compared to 14.3% at December 31, 2004.

         Other real estate loans increased $8.1 million or 10.1% to $88.1 million at March 31, 2005 over $80.0 million at December 31, 2004. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 27.2% of total loans at March 31, 2005 and December 31, 2004.

         Average total assets of the Company for the three months ended March 31, 2005 were $397.4 million. Average earning assets reached $363.8 million, representing 91.6% of total assets, in the three months ended March 31, 2005 with an average yield of 7.3%. The increase in yield reflects the increase in the volume and yield of average earning assets. At March 31, 2005, average loan balances comprised $304.8 million, representing 83.8% of average earning assets and 89.1% of average deposits as compared to $202.8 million at March 31, 2004 representing 94.8% of average earning assets and 76.7% of average deposits.

         Deposits represent Bridge Bank's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank's market area. The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of March 31, 2005 and December 31, 2004.


DEPOSIT CATEGORIES
(dollars in thousands)                         March 31,                 December 31,
                                                2005                         2004
                                      ------------------------     ------------------------
                                                    Percent                      Percent
                                         Total     of total           Total     of total
                                        Amount     deposits          Amount     deposits
                                      ------------------------     ------------------------
Noninterest-bearing  demand             $ 158,596      39.87%        $ 126,895      36.00%
Interest-bearing demand                     2,452       0.62%            3,946       1.12%
Money market and savings                  181,087      45.53%          169,801      48.18%
Certificates of deposit:
  Less than $100                           21,100       5.30%           16,182       4.59%
  $100 and more                            34,512       8.68%           35,632      10.11%
                                      ------------------------     ------------------------

Total                                   $ 397,747     100.00%        $ 352,456     100.00%
                                      ========================     ========================


         Deposits increased $45.2 million or 12.9% from $352.5 million at December 31, 2004 to $397.7 million at March 31, 2005. The increase in deposits was primarily in non-interest bearing demand and money market accounts. The increase can be attributed to marketing efforts to attract new account relationships and the increased level of title and escrow company and 1031 real estate exchange funds on deposit at March 31, 2005. Deposit totals at March 31, 2005 included $78.7 million, or 19.8%, in title and escrow company account balances compared to $55.3 million, or 15.6%, at December 31, 2004. Excluding title company account balances, deposits increased $21.8 million or 7.3% compared to December 31, 2004.

         At March 31, 2005, the total number of deposit accounts reached 2,203 with an average balance per account (excluding title) of approximately $151,210.

         Average deposits for the three months ended March 31, 2005 were $342.2 million comprised of average interest-bearing deposits of $209.2 million and average non-interest bearing demand deposits of $133.0 million. The average rate paid on interest-bearing deposits was 2.1% and the Company's overall net interest margin was 6.0%.

LEVERAGE

         Total gross loan balances at March 31, 2005 were $323.6 million. The resulting loan to deposit ratio was 81.4%. Other earning assets at March 31, 2005 were primarily comprised of Fed Funds sold of $75.5 million. To date, the Company has deployed earning assets primarily in Fed funds to address the potential volatility of the title company deposit balances and to accommodate projected loan funding.

CAPITAL RESOURCES

         The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks. Additional capital requirements may be imposed on banks based on market risk. The FDIC requires a Tier 1 CAPITAL1/ ratio to total assets ratio of 8% for new banks during the first three years of operation.

--------

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

         The risk-based capital ratio focuses principally on broad categories of credit risk, and might not take into account many other factors that can affect a bank's financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The Comptroller has addressed many of these areas in related rule-making proposals. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank's capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the Company's risk-based capital ratio. The Comptroller has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital consistent with the level and nature of the risks to which they are exposed.

         Further, The Banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of The Company. The Banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that The Banking agencies consider in evaluating an institution's capital adequacy. Bank examiners consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management.

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

         Under certain circumstances, the Comptroller may determine that the capital ratios for a national bank shall be maintained at levels, which are higher than the minimum levels required by the guidelines. A national bank which does not achieve and maintain adequate capital levels as required may be subject to supervisory action by the Comptroller through the issuance of a capital directive to ensure the maintenance of required capital levels. In addition, the Company is required to meet certain guidelines of the Comptroller concerning the maintenance of an adequate allowance for loan and lease losses.

         The Company's Tier 1 capital at March 31, 2005 was $45.9 million comprised of $33.4 million of capital stock and surplus, $1.1 million in retained earnings and trust preferred securities up to the allowable limit of $11.4.

         The following table shows the Company's capital ratios at March 31, 2005 and December 31, 2004 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.

                                             As of March 31,          As of December 31,
             (in thousands)                       2005                       2004
                                         ------------------------  -------------------------
                                           Amount       Ratio         Amount       Ratio
                                         ------------------------  -------------------------
Company Capital Ratios
-----------------------------------------
Tier 1 Capital                               $45,873      12.38%        $44,172      12.34%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $14,821       4.00%        $14,313       4.00%

Total Capital                                $50,930      13.75%        $49,268      13.77%
(to Risk Weighted Assets)
Total capital minimum requirement            $29,642       8.00%        $28,625       8.00%

Company leverage
Tier 1 Capital                               $45,873      11.54%     $ 44,172        12.94%
(to Average Assets)
Total capital minimum requirement            $15,895       4.00%     $ 13,659         4.00%

Bank Risk Based Capital Ratios
-----------------------------------------
Tier 1 Capital                               $44,510      12.01%        $43,058      12.03%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $14,820       4.00%        $14,313       4.00%

Total Capital                                $48,992      13.22%        $47,204      13.19%
(to Risk Weighted Assets)
Total capital minimum requirement            $29,641       8.00%        $28,625       8.00%

Bank leverage
Tier 1 Capital                               $44,510      11.20%        $43,058      12.61%
(to Average Assets)
Total capital minimum requirement            $15,895       4.00%        $13,659       4.00%


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

The Company and the Bank were considered well capitalized at March 31, 2005.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

LIQUIDITY/INTEREST RATE SENSITIVITY

         The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At March 31, 2005 and December 31, 2004, liquid assets as a percentage of deposits were 28.4% and 27.1%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $14 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs and additionally has approximately $14 million in borrowing capacity at the Federal Home Loan Bank of San Francisco. The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

         The following table sets forth the distribution of repricing opportunities, based on contractual terms of The Company's earning assets and interest-bearing liabilities at March 31, 2005, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.


DISTRIBUTION OF REPRICING OPPORTUNITIES
March 31, 2005
(dollars in thousands)
                                             After three  After six   After one
                                    Within   months but   months but  year but    After
                                    three    within six   within one   within      five
                                    months     months        year     five years  years      Total
                                  --------------------------------------------------------------------
Federal funds sold                   $75,485         $ -          $ -       $ -        $ -   $ 75,485
U.S. Treasury securities                   -         198            -         -          -        198
Agency securities                      1,996       1,988        7,014     9,083          -     20,081
Loans                                186,969      18,615       30,494    55,314     32,198    323,590
                                  --------------------------------------------------------------------
 Total earning assets                264,450      20,801       37,508    64,397     32,198    419,354
                                  --------------------------------------------------------------------
Interest checking, money market
  and savings                        183,539       -----        -----     -----      -----    183,539
Certificates of deposit:
 Less than $100,000                    1,746       4,311       10,765     4,278 -----          21,100
  $100,000 or more                    13,594      10,547        7,037     3,334      -----     34,512
                                  --------------------------------------------------------------------
 Total interest-bearing liabilities  198,879      14,858       17,802     7,612          0    239,151
                                  --------------------------------------------------------------------
                                                                                           -----------
Interest rate gap                    $65,571      $5,943      $19,706   $56,785    $32,198   $180,203
                                                                                           ===========
                                  =========================================================
Cumulative interest rate gap         $65,571     $71,514      $91,220  $148,005   $180,203
                                  =========================================================
Interest rate gap ratio                 0.25        0.29         0.53      0.88       1.00
                                  =========================================================
Cumulative interest rate gap ratio      0.25        0.25         0.28      0.38       0.43
                                  =========================================================


         Based on the contractual terms of its assets and liabilities, The Company's balance sheet as March 31, 2005 was asset sensitive in terms of its short-term exposure to interest rates. That is, at March 31, 2005 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Company have been written with a minimum "floor" rate.

         The following table shows maturity and interest rate sensitivity of the loan portfolio at March 31, 2005 and December 31, 2004. At March 31, 2005, approximately 69% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

                            Balances at                Due after one
                             March 31,    Due one year year through  Due after
(dollars in thousands)          2005        or less     five years   five years
--------------------------------------------------------------------------------
Commercial and other            $ 108,106      $38,559       $55,021    $14,526
SBA                                47,790       18,850            17     28,923
Real estate construction           48,934       39,701         9,233          -
Real estate-other                  88,150       35,703        14,346     38,101
Factoring/ABL                      25,924       23,229         2,695          -
Other                               4,686        3,466         1,220          -
                           -----------------------------------------------------
TOTAL                           $ 323,590     $159,508       $82,532    $81,550
                           =====================================================

                            Balances at                Due after one
                            December 31,  Due one year year through  Due after
(dollars in thousands)          2004        or less     five years   five years
--------------------------------------------------------------------------------
Commercial and other             $100,681      $40,649       $46,138    $13,894
SBA                                45,251        9,411             -     35,840
Real estate construction           42,323       37,623         4,700          -
Real estate-other                  80,044       38,014        12,585     29,445
Factoring/ABL                      22,342       19,638         2,704          -
Other                               3,945        3,715           230          -
                           -----------------------------------------------------
TOTAL                            $294,586     $149,050       $66,357    $79,179
                           =====================================================


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

         In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of March 31, 2005 those guarantees include the following:


Standby Letters of Credit in the amount of $6,838,000.

The table below summarizes the Company's off-balance sheet contractual obligations.


     Off-balance Sheet Arrangement and Aggregate Contractual Obligations

                                                            Payments due by period
                                  ---------------------------------------------------------------------------
                                                   Less than         1 - 3           3 - 5         More than
     Contractural Obligations        Total          1 year           years           years          5 years
     --------------------------------------------------------------------------------------------------------
     Long-term contracts          $   424,000     $   321,000     $   103,000     $         -     $         -

     Operating leases               9,021,000       1,097,000      1,717,000        1,093,000       5,114,000
                                  ---------------------------------------------------------------------------
     Total                        $ 9,445,000     $ 1,418,000     $ 1,820,000     $ 1,093,000     $ 5,114,000
                                  ===========================================================================


ITEM 4 - CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" and its "internal control over financial reporting". This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

         There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, such control.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         The Company is not a defendant in any pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5 - OTHER INFORMATION

         None.


ITEM 6 - EXHIBITS

         (A) EXHIBITS

         See Index to Exhibits at page 25 of this Quarterly Report on Form 10-Q.

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER  DESCRIPTION OF EXHIBIT

31.     Rule 13a-14(a) Certifications.

        31.1    Certification of Chief Executive Officer

        31.2    Certification of Chief Financial Officer

32.     Certifications

        32.1    Certification of Chief Executive Officer

        32.2    Certification of Chief Financial Officer


-----------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            BRIDGE CAPITAL HOLDINGS




Dated: May 5, 2005          By: \s\ DANIEL P. MYERS
                               ____________________
                                    Daniel P. Myers
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)



Dated: May 5, 2005          By: \s\ THOMAS A. SA
                               __________________
                                    Thomas A. Sa
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)