Form 10-Q
period 2005-06-30
Bridge Capital Holdings
filed 2005-08-08
CIK 1304740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                                    000-50914
                            ________________________
                            (Commission File Number)


                             Bridge Capital Holdings
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                            80-0123855
_______________________________                           ______________________
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                    55 ALMADEN BOULEVARD, SAN JOSE, CA 95113
          ____________________________________________________________
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (408) 423-8500
                                                           ______________


Bridge Bank, N.A. (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ].

Indicate by checkmark whether registrant is an accelerated filer (as defined by in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Common Stock outstanding as of July 15, 2005: 6,165,759

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

THE READER SHOULD REFER TO THE MORE COMPLETE DISCUSSION OF SUCH RISKS IN THE COMPANY'S ANNUAL REPORTS ON FORM 10-K.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS



                     Bridge Capital Holdings and Subsidiary
                            Balance Sheet (unaudited)
                             (dollars in thousands)


                                                                         June 30,       December 31,
                                                                           2005             2004
                                                                        ____________________________
ASSETS

CASH AND DUE FROM BANKS                                                 $  17,252        $   6,535
FEDERAL FUNDS SOLD                                                         50,765           62,675
                                                                        __________________________
  Total cash and equivalents                                               68,017           69,210
                                                                        __________________________

INVESTMENT SECURITIES AVAILABLE FOR SALE                                   68,361           26,298
LOANS, net of allowance for credit losses of $4,886 at
June 30, 2005 and $4,146 at December 31, 2004                             343,070          289,467

PREMISES AND EQUIPMENT, net                                                 2,420            2,215
ACCRUED INTEREST RECEIVABLE                                                 1,790            1,366
OTHER ASSETS                                                               14,822           13,481
                                                                        __________________________
   TOTAL                                                                $ 498,480        $ 402,037
                                                                        ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Demand noninterest-bearing                                            $ 178,245        $ 126,895
  Demand interest-bearing                                                   3,398            3,946
   Money market and savings                                               209,047          169,801
  Time                                                                     55,604           51,814
                                                                        __________________________
     Total deposits                                                       446,294          352,456
                                                                        __________________________

OTHER BORROWINGS                                                           12,000           12,000
ACCRUED INTEREST PAYABLE                                                      104               69
OTHER LIABILITIES                                                           4,278            4,390
                                                                        __________________________
     Total liabilities                                                    462,676          368,915
                                                                        __________________________

COMMITMENTS AND CONTINGENCIES                                                   -                -

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; 10,000,000 shares authorized;
    none issued
  Common stock, no par value; 30,000,000 shares authorized;
     6,165,759 shares issued and outstanding at June 30, 2005.
     6,097,697 shares issued and outstanding at December 31, 2004          33,407           33,057
  Retained earnings                                                         2,519              184
  Accumulated other comprehensive (loss)                                     (122)            (119)
                                                                        __________________________
     Total shareholders' equity                                            35,804           33,122
                                                                        __________________________
     TOTAL                                                              $ 498,480        $ 402,037
                                                                        ==========================

The accompanying notes are an integral part of the financial statements.


                                       3




                     Bridge Capital Holdings and Subsidiary
                       Statement of Operations (unaudited)
                             (dollars in thousands)

                                                         Three months ended           Six months ended
                                                      ________________________    ________________________
                                                              June 30,                    June 30,
                                                         2005          2004          2005          2004
                                                      ________________________    ________________________

INTEREST INCOME:
  Loans                                               $    7,315    $    4,114    $   13,585    $    7,767
  Federal funds sold                                         482           131           703           255
  Investment securities available for sale                   118           152           242           248
                                                      __________    __________    __________    __________
    Total interest income                                  7,915         4,397        14,530         8,270
                                                      __________    __________    __________    __________

INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand                                    6             5            11            13
    Money market and savings                               1,034           402         1,695           815
    Certificates of deposit                                  420           248           734           509
    Other                                                    177                         385
                                                      __________    __________    __________    __________
    Total interest expense                                 1,637           655         2,825         1,337
                                                      __________    __________    __________    __________

Net interest income                                        6,278         3,742        11,705         6,933
  Provision for credit losses                                429           369           762           774
                                                      __________    __________    __________    __________
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                              5,849         3,373        10,943         6,159
                                                      __________    __________    __________    __________

OTHER INCOME:
  Service charges on deposit accounts                         69           100           137           172
  Gain on sale of SBA loans                                  642           501         1,062         1,386
  Other non interest income                                  425           178           721           343
                                                      __________    __________    __________    __________
     Total other income                                    1,136           779         1,920         1,901
                                                      __________    __________    __________    __________

OTHER EXPENSES:
  Salaries and benefits                                    2,780         1,799         5,332         3,573
  Premises and fixed assets                                  542           486         1,092         1,046
  Other                                                    1,320           809         2,533         1,590
                                                      __________    __________    __________    __________
     Total other expenses                                  4,642         3,094         8,957         6,209
                                                      __________    __________    __________    __________

INCOME BEFORE INCOME TAXES                                 2,343         1,058         3,906         1,851
                                                      __________    __________    __________    __________
Income taxes                                                 964           434         1,570           761
                                                      __________    __________    __________    __________
NET INCOME                                            $    1,379    $      624    $    2,336    $    1,090
                                                      ==========    ==========    ==========    ==========

Basic earnings per share                              $     0.22    $     0.10    $     0.38    $     0.18
                                                      ==========    ==========    ==========    ==========
Diluted earnings per share                            $     0.21    $     0.09    $     0.35    $     0.17
                                                      ==========    ==========    ==========    ==========
Average common shares outstanding                      6,155,897     6,052,157     6,143,788     6,051,776
                                                      ==========    ==========    ==========    ==========
Average common and equivalent shares outstanding       6,677,290     6,586,360     6,676,009     6,592,117
                                                      ==========    ==========    ==========    ==========


The accompanying notes are an integral part of the financial statements.


                                       4




                      Statements of Cash Flows (unaudited)
                             (dollars in thousands)


                                                                    Six months ended June 30,
                                                                      2005            2004
                                                                    _________       ________

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                        $   2,336       $  1,090
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                         762            774
      Depreciation and amortization                                       423            459
      Increase in accrued interest receivable and other assets         (1,765)        (1,307)
      Increase in accrued interest payable and other liabilities          (72)           614
                                                                    _________       ________
          Net cash provided by operating activities                     1,684          1,630
                                                                    _________       ________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of securities available for sale                           (50,197)       (17,455)
  Proceeds from maturity of securities available for sale               8,100          4,100
  Net increase in loans                                               (54,365)       (38,738)
  Purchase of fixed assets                                               (603)          (986)
                                                                    _________       ________
          Net cash used in investing activities                       (97,065)       (53,079)
                                                                    _________       ________

CASH FLOW FROM FINANCING ACTIVITIES:

  Net increase in deposits                                             93,838         60,059
  Common stock issued                                                     350              6
                                                                    _________       ________
Net cash provided by financing activities                              94,188         60,065
                                                                    _________       ________

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS:                       (1,193)         8,616
Cash and equivalents at beginning of period                            69,210         57,547
                                                                    _________       ________
Cash and equivalents at end of period                               $  68,017       $ 66,163
                                                                    =========       ========


OTHER CASH FLOW INFORMATION:
  Cash paid for interest                                            $   2,450       $  1,352
                                                                    =========       ========
  Cash paid for income taxes                                        $   1,250       $    440
                                                                    =========       ========


The accompanying notes are an integral part of the financial statements.


                                       5


                             BRIDGE CAPITAL HOLDINGS
                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements of Bridge Capital Holdings (the "Company") and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of Bridge Bank, N.A. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. The interim financial data as of June 30, 2005 and for the three months ended June 30, 2005 and June 30, 2004 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter ended June 30, 2005, are not necessarily indicative of full year results.

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


Earnings per share calculation

                                            Quarter ended June 30,       Six months ended June 30,
                                              2005           2004           2005           2004
                                           _________________________     _________________________

Net income                                 $1,379,000     $  624,000     $2,336,000     $1,090,000
                                           _________________________     _________________________

Weighted average shares used in
  computing:
    Basic earnings per share                6,155,897      6,052,157      6,143,788      6,051,776
    Diluted potential common shares
      related to stock options using
    the treasury stock method                 521,393        534,203        532,221        540,341
                                           _________________________     _________________________
Total average shares and equivalents        6,677,290      6,586,360      6,676,009      6,592,117

Basic earnings per share                   $     0.22     $     0.10     $     0.38     $     0.18
                                           =========================     =========================
Diluted earnings per share                 $     0.21     $     0.09     $     0.35     $     0.17
                                           =========================     =========================


Options to purchase 1,321 shares of common stock were outstanding at June 30, 2005 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock.

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

Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of an option pricing model, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

       WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
       DURING THE PERIOD ENDED:

                                            June 30,       June 30,
                                             2005           2004
                                           _________      _________
       Expected life                       57 months      51 months

       Stock Volatility                     22.58%         19.51%

       Risk free interest rate               3.77%          4.13%

       Dividend yield                        0.00%          0.00%


The Company's stock options generally vest annually over a period of 3 to 4 years. If the computed fair value of the 2005 and 2004 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:



                                         Quarter ended                   Six months
                                           June 30,                       June 30,
                                      2005           2004           2005            2004
                                   _________________________     ___________________________

Net income as reported             $ 1,379,000     $ 624,000     $ 2,336,000     $ 1,090,000
Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of
  related tax effects                 (113,000)      (46,000)       (214,000)       (114,000)
                                   _________________________     ___________________________
Pro forma net income                 1,266,000       578,000       2,122,000         976,000
Earnings per share:
  Basic-as reported                $      0.22     $    0.10     $      0.38     $      0.18
  Basic-pro forma                  $      0.21     $    0.10     $      0.35     $      0.16

  Diluted-as reported              $      0.21     $    0.09     $      0.35     $      0.17
  Diluted-pro forma                $      0.19     $    0.09     $      0.32     $      0.15


In December 2004, FASB issued a revised standard to recognize stock-option compensation as an expense on income statements. The release, SFAS 123
(Revised), SHARE-BASED PAYMENT, would require public and nonpublic companies with calendar fiscal year-ends to recognize stock-based compensation in their income statements starting in 2006.

COMPREHENSIVE INCOME.

SFAS No. 130, "Reporting Comprehensive Income" requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company's Total Comprehensive Income is detailed below:


 (dollars in thousands)              Quarter ended          Six months ended
                                        June 30,                June 30,
                                   __________________      ___________________
                                    2005        2004        2005        2004
                                   _______     ______      _______     _______

Net income                         $ 1,379     $  624      $ 2,336     $ 1,090

Other comprehensive earnings-
 Net unrealized gains on
 securities available for sale          51       (101)          (3)       (135)
                                   _______     ______      _______     _______

Total comprehensive income         $ 1,430     $  523      $ 2,333     $   955
                                   =======     ======      =======     =======


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

2.  SECURITIES


The amortized cost and approximate fair values of securities at June 30, 2005 and December 31, 2004 are as follows:



(dollars in thousands)                                  as of June 30, 2005
                                              ________________________________________
                                                          Gross Unrealized
                                                          ________________      Fair
                                               Cost       Gains     Losses      Value
                                              ________________________________________

  U. S. Government Treasuries                 $   199      $ -      $    -     $   199
  U. S. Government Agencies                    18,372        -        (210)     18,162
  Governmental Mutual Funds                    50,000        -           -      50,000
                                              ________________________________________
Total available for sale                       68,571        -        (210)     68,361
                                              ________________________________________
  Total investment securities portfolio       $68,571      $ -      $ (210)    $68,361
                                              ========================================

                                                      as of December 31, 2004
                                              ________________________________________
                                                          Gross Unrealized
                                                          ________________      Fair
                                               Cost       Gains     Losses      Value
                                              ________________________________________
  U. S. Government Treasuries                 $   100      $ -      $    -     $   100
  U. S. Government Agencies                    26,400        -        (202)     26,198
                                              ________________________________________
Total available for sale                       26,500        -        (202)     26,298
                                              ________________________________________
  Total investment securities portfolio       $26,500      $ -      $ (202)    $26,298
                                              ========================================



The scheduled maturities of securities available for sale at June 30, 2005 were as follows:

(dollars in thousands)                        June 30, 2005
                                           ____________________
                                           Amortized     Fair
  Securities available for sale              Cost        Value
  _____________________________            ____________________
Due in one year or less                    $ 12,535     $12,437
Due after one year through five years         6,036       5,924
Due after five years through ten years            -           -
Due after ten years                               -           -
                                           ____________________
  Total securities available for sale        18,571      18,361
                                           ____________________
Governmental Mutual Funds                    50,000      50,000
                                           ____________________
    Total Investment securities            $ 68,571     $68,361
                                           ====================

                                            December 31, 2004
                                           ____________________
                                           Amortized     Fair
  Securities available for sale              Cost        Value
  _____________________________            ____________________
Due in one year or less                    $ 14,116     $14,074
Due after one year through five years        12,384      12,224
Due after five years through ten years            -           -
Due after ten years                               -           -
                                           ____________________
  Total securities available for sale        26,500      26,298
                                           ____________________
    Total Investment securities            $ 26,500     $26,298
                                           ====================


As of June 30, 2005, investment securities with carrying values of approximately $199,000 were pledged as collateral.

3.   LOANS

The balances in the various loan categories are as follows as of June 30, 2005 and December 31, 2004.

(dollars in thousands)
                                      June 30,   December 31,
                                        2005        2004
                                      _______________________

Commercial                            $ 125,148   $ 100,681
SBA                                      45,185      45,251
Real estate construction                 55,341      42,323
Real estate other                        89,885      80,044
Factoring and asset based lending        28,060      22,342
Other                                     5,381       3,945
                                      _____________________
  Loans, gross                          349,000     294,586
Unearned fee income                      (1,044)       (973)
                                      _____________________
  Total loan portfolio                  347,956     293,613
Less allowance for credit losses         (4,886)     (4,146)
                                      _____________________
     Loans, net                       $ 343,070   $ 289,467
                                      =====================


4.   PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at June 30, 2005 and December 31, 2004 are comprised of the following:


(dollars in thousands)

June 30, 2005
______________________
                                         Accumulated  Net Book
                               Cost     Depreciation   Value
                              _______   ____________  ________

Leasehold improvements        $ 1,974        $ (574)   $1,400
Furniture and fixtures            651          (340)      311
Capitalized Software            1,216          (728)      488
Equipment                         907          (686)      221
                              _______      ________    ______
     Totals                   $ 4,748      $ (2,328)   $2,420
                              =======      ========    ======

December 31, 2004
______________________
                                         Accumulated  Net book
                               Cost     Depreciation   Value
                              _______   ____________  ________

Leasehold improvements        $ 1,590        $ (459)   $1,131
Furniture and fixtures            634          (276)      358
Capitalized Software            1,066          (587)      479
Equipment                         854          (607)      247
                              _______      ________    ______
     Totals                   $ 4,144      $ (1,929)   $2,215
                              =======      ========    ======

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

         The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At June 30, 2005 and December 31, 2004, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

SELECTED FINANCIAL DATA

         The following presents selected financial data and ratios as of and for the quarter ended June 30, 2005 and 2004.



STATEMENT OF OPERATIONS DATA:
(dollars in thousands, except per share data)
                                                    Quarter ended June 30,          Six Months ended June 30,
                                                     2005            2004             2005            2004
                                                    _______________________         ________________________

Interest income                                     $ 7,915         $ 4,397         $ 14,530         $ 8,270
Interest expense                                      1,637             655            2,825           1,337
                                                    _______________________         ________________________
Net interest income                                   6,278           3,742           11,705           6,933
Provision for credit losses                             429             369              762             774
                                                    _______________________         ________________________
Net interest income after provision
  for credit losses                                   5,849           3,373           10,943           6,159
                                                    _______________________         ________________________
Other income                                          1,136             779            1,920           1,901
Other expenses                                        4,642           3,094            8,957           6,209
                                                    _______________________         ________________________
Income before income taxes                            2,343           1,058            3,906           1,851
Income taxes                                            964             434            1,570             761
                                                    _______________________         ________________________
Net income                                          $ 1,379           $ 624          $ 2,336         $ 1,090
                                                    =======================         ========================

PER SHARE DATA:
Basic earnings per share                            $  0.22         $  0.10         $   0.38         $  0.18
Diluted earnings per share                             0.21            0.09             0.35            0.17
Shareholders' equity per share                         5.81            5.11             5.81            5.11
Cash dividend per common share                            -               -                -               -

                                                    Quarter ended June 30,
BALANCE SHEET DATA:                                  2005            2004
                                                    _______________________
Balance sheet totals:
  Assets                                           $498,480        $340,097
  Loans, net                                        343,070         229,017
  Deposits                                          446,294         306,453
  Shareholders' equity                               35,804          30,901

Average balance sheet amounts:
  Assets                                           $460,265        $336,089
  Loans, net                                        329,109         218,990
  Deposits                                          408,955         302,918
  Shareholders' equity                               34,929          30,670

SELECTED RATIOS:
Return on average assets                              1.20%           0.74%
Return on average equity                             15.84%           8.16%
Efficiency ratio                                     62.61%          68.44%
Risk based capital ratio                             12.80%           9.19%
Net chargeoffs to average loans                       0.01%          -0.01%
Allowance for loan losses to total loans              1.40%           1.41%
Average equity to average assets                      7.59%           9.13%


SUMMARY OF FINANCIAL RESULTS - QUARTER ENDED JUNE 30, 2005

The Company reported net income of $1,379,000 ($0.22 basic and $0.21 diluted earnings per share) for the quarter ended June 30, 2005 as compared to $624,000 ($0.10 basic and $0.09 diluted earnings per share) for the quarter ended June 30, 2004. The increase in net income resulted primarily from increases in net interest income offset, in part, by lower non-interest income and an increase in operating expenses.

The table below highlights the changes in the nature and sources of income and expense.


                                           Quarter ended June 30,        Increase
Operations                                  2005            2004        (Decrease)
                                           _______         _______      _________
(dollars in thousands)

Interest income                            $ 7,915         $ 4,397        $ 3,518
Interest expense                             1,637             655            982
                                           _______         _______        _______

Net interest income                          6,278           3,742          2,536
Provision for credit losses                   (429)           (369)           (60)
                                           _______         _______        _______

Net interest income after provision
  for credit losses                          5,849           3,373          2,476
                                           _______         _______        _______
Other income                                 1,136             779            357
Other expenses                              (4,642)         (3,094)        (1,548)
                                          _______         _______        _______
Income before income taxes                   2,343           1,058          1,285

Income taxes                                  (964)           (434)          (530)
                                           _______         _______        _______
Net income                                 $ 1,379           $ 624          $ 755
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

         Net interest income for the quarter ended June 30, 2005 was $6,278,000 comprised of $7,915,000 in interest income and $1,637,000 in interest expense. Net interest income for the three months ended June 30, 2004 was $3,742,000 comprised of $4,397,000 in interest income and $655,000 in interest expense. Net interest income for the quarter ended June 30, 2005 represented an increase of $2.5 million or 68% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

         The net interest margin (net interest income divided by average earning assets) was 6.0% for the quarter ended June 30, 2005 and compared to 4.8% for the same quarter in 2004. The improvement in the net interest margin was the result of improved balance sheet leverage together with the impact of higher short-term market interest rates.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended June 30, 2005 and 2004.



                                                   June 30, 2005                            June 30, 2004
                                          _________________________________________________________________________
(dollars in thousands)
                                                        YIELDS    INTEREST                      YIELDS     INTEREST
                                           AVERAGE        OR       INCOME/         AVERAGE        OR       INCOME/
                                           BALANCE       RATES     EXPENSE         BALANCE       RATES     EXPENSE
                                          _________________________________________________________________________

ASSETS
Interest earning assets:
  Loans (1)                               $ 334,713      8.7%     $ 7,315         $ 222,718      7.4%      $ 4,114
  Federal funds sold                         65,323      3.0%         482            54,862      1.0%          131
  Investment securities (2)                  19,647      2.3%         114            36,546      1.7%          152
  Other                                         549      2.9%           4                 -         -            -
                                          _______________________________         ________________________________
Total interest earning assets               420,232      7.5%       7,915           314,126      5.6%        4,397
                                                         ________________                        _________________

Noninterest-earning assets:
  Cash and due from banks                    27,202                                  18,262
  All other assets (3)                       12,831                                   3,701
                                          _________                               _________
      TOTAL                               $ 460,265                               $ 336,089
                                          =========                               =========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                   $ 3,161      0.8%         $ 6           $ 3,981      0.5%          $ 5
   Savings                                  191,096      2.2%       1,042           130,494      1.2%          402
   Time                                      56,967      2.9%         412            44,316      2.2%          248
Other                                        12,110      5.8%         177                 -         -            -
                                          ________________________________________________________________________
Total interest bearing liabilities          263,334      2.5%       1,637           178,791      1.5%          655
                                                         ________________                        _________________

Noninterest-bearing liabilities:
   Demand deposits                          157,732                                 124,127
   Accrued expenses and
     other liabilities                        4,270                                   2,501
Shareholders' equity                         34,929                                  30,670
                                          _________                               _________
    TOTAL                                 $ 460,265                               $ 336,089
                                          =========                               =========

                                                         ________________                        _________________
Net interest income                                      6.0%     $ 6,278                        4.8%      $ 3,742
                                                         ================                        =================


(1) Loan fee amortization of $761,000 and $521,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.

(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.

(3) Net of average allowance for credit losses of $4,615,000 and $3,027,000, respectively.


         The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2005 and 2004. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.



(dollars in thousands)                                June 30,
                                                    2005 vs. 2004
                                           _______________________________
                                                  Increase (decrease)
                                                    due to change in
                                           _______________________________
                                           Average      Average     Total
                                           Volume        Rate      Change
                                           _______________________________

 Interest income:
   Loans                                   $ 2,448       $ 753     $ 3,201
   Federal funds sold                           77         274         351
   Investment securities                       (98)         60         (38)
     Other                                       4           -           4
                                           _______________________________
      Total interest income                  2,431       1,087       3,518
                                           _______________________________

 Interest expense:
   Demand                                       (2)          3           1
   Savings                                     330         310         640
   Time                                         91          73         164
   Other                                       177           -         177
                                           _______________________________
       Total interest expense                  596         386         982
                                           _______________________________

 Change in net interest income             $ 1,835       $ 702     $ 2,536
                                           ===============================



INTEREST INCOME

         Interest income of $7.9 million in the quarter ended June 30, 2005 represented an increase of $3.5 million, or 80%, over $4.4 million in the same quarter one year earlier. The increase in interest income was primarily due to growth in earning assets, particularly growth in average loan balances. Average earning assets for the quarter ended June 30, 2005 were $420.2 million and represented growth of $106.1 million or 34% over $314.1 million for the same period in 2004.

         Average gross loans were $334.7 million for three months ended June 30, 2005, an increase of $112.0 million or 50% over $222.7 million for the same period one year earlier. The average yield on loans was 8.7% for the quarter ended June 30, 2005 and 7.4% for the quarter ended June 30, 2004. The majority of the Company's loans are priced to adjust with movement in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate in the second half of 2004 and continuing into the first half of 2005.

         During the quarter ended June 30, 2005, the ratio of average gross loans to average deposits (one measure of leverage) increased to 79.5%, up from 73.5% in the comparable period of 2004. In addition, average loans comprised 79.7% of average earning assets in the three months ended June 30, 2005 compared to 70.9% in the first quarter of 2004.

         Other earning assets, consisting of investment securities and federal funds sold, averaged $85.5 million for the quarter ended June 30, 2005, a decrease of $5.9 million or 6.4% from $91.4 million for the three months ended June 31, 2004.

         Taken together, the impact of higher short-term interest rates and increased balance sheet leverage resulted in an increase in the yield on average earning assets to 7.5% in the three months ended June 30, 2005 from 5.6% in 2004.

INTEREST EXPENSE

         Interest expense was $1,637,000 for the quarter ended June 30, 2005, which represented an increase of $982,000 or 149.9% over $655,000 for the comparable period of 2004. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates on liabilities in 2005 compared to 2004. Also contributing to the increase in interest expense in 2005 was the Company's issuance of $12 million of trust preferred stock in December of 2004, which carry a fixed rate of interest of 5.9% for the first five years. Average interest-bearing liabilities were $263.3 million for the three months ended June 30, 2005, an increase of $84.5 million, or 47.3%, over $178.8 million for the same period one year earlier. In addition, the average rate paid on interest-bearing liabilities was 2.5% in the quarter ended June 30, 2005 compared to 1.5% in the second quarter of 2004 as a result of increases in short-term market interest rates.

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

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $429,000 to the allowance for credit losses for the three months ended June 30, 2005, as compared to $369,000 for the same period in 2004. There were $25,000 loans charged off and no recoveries during the three months ended June 30, 2005 and no loans charged-off and $18,000 in recoveries during the three month period ended June 30, 2004. At June 30, 2005, the allowance for credit losses was $4.89 million, representing 1.40% of total loans, as compared to $3.29 million, representing 1.41% of total loans, at June 30, 2004.

The following schedule provides an analysis of the allowance for credit losses

ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES:

                                           Quarter ended
(dollars in thousands)                       June 30,
                                         2005         2004
                                        ____________________

Balance, beginning of period            $ 4,482      $ 2,903
Provision for credit losses                 429          369
Charge-offs                                 (25)           -
Recoveries                                    -           18
                                        ____________________
Balance, end of period                  $ 4,886      $ 3,290
                                        ====================


         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were three non-accrual loans totaling $648,000 at June 30, 2005 as compared to two loans totaling $1,026,000 at December 31, 2004. In addition, at June 30, 2005 and December 31, 2004, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         At June 30, 2005 and December 31, 2004 there were no properties owned by the Company acquired through the foreclosure process and there were no restructured loans.

The following summarizes nonperforming loans at June 30, 2005 and December 31, 2004.



Nonperforming Loans                                                  June 30,     December 31,
(dollars in thousands)                                                 2005             2004
                                                                     _________________________

Loans accounted for on a non-accrual basis                            $ 648          $ 1,026
Loans restructured and in compliance with modified terms                  -                -
Other loans with principal or interest contracturally past due
  90 days or more                                                         -                -
                                                                      ______________________
                                                                      $ 648          $ 1,026
                                                                      ======================



         Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as follows for the period ended June 30, 2005 and December 31, 2004:



                                           June 30, 2005                  December 31, 2004
                                     ________________________         _________________________
                                                 Percent of                        Percent of
                                                loans in each                     loans in each
                                                 category to                       category to
(dollars in thousands)                Amount     total loans          Amount       total loans
                                     ________________________         _________________________

Commercial and other                 $ 1,530         35.9%             $ 998           34.2%
SBA                                    1,593         12.9%             1,231           15.4%
Real estate construction                 593         15.9%               444           14.3%
Real estate term                         702         25.8%             1,132           27.2%
Factoring/ABL                            432          8.0%               312            7.6%
Other                                     36          1.5%                29            1.3%
                                     _____________________           _______________________
                                     $ 4,886        100.0%           $ 4,146          100.0%
                                     =====================           ========================



         Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's loan portfolio, which includes approximately $145,000,000 in real estate and construction loans, representing approximately 42% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

NON-INTEREST INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the three months ended June 30, 2005 and 2004.

 NON-INTEREST INCOME
 (dollars in thousands)                 2005                        2004
                                 __________________          __________________
                                 Amount     Percent          Amount     Percent
                                 __________________          __________________

 Gain on sale of SBA loans       $  642       56.5%          $ 501       64.4%
 SBA loan servicing income          108        9.5%             85       10.9%
 Depositor service charges           69        6.1%            100        9.2%
 Other operating income             317       27.9%             93       15.5%
                                 -------------------   ------------------------
                                 $1,136      100.0%          $ 779      100.0%
                                 ===================   ========================


         Non-interest income totaled $1,136,000 in the second quarter of 2005, an increase of $357,000 or 45.8% from $779,000 in 2004. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan packaging fees, service charge income on deposit accounts and increase in value of Bank owned life insurance. The increase in non-interest income for the second quarter of 2005 was primarily a result of higher premium income realized on sales of SBA loans during the quarter and an increase in value of Bank owned life insurance.

         Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $642,000 in the quarter ended June 30, 2005 which represented an increase of $141,000 or 28% compared to $501,000 the same period one year earlier. During the second quarter of 2005 the Company's SBA group funded $18.2 million in new loans and sold $12.1 million which compared to $22.2 million funded and $13.2 million sold in the same period one year earlier.


NON-INTEREST EXPENSE

         The components of other expense are set forth in the following table for the three months ended June 30, 2005 and 2004.

 Other Expense as a Percent of Average Earning Assets
 (dollars in thousands)               2005                         2004
                             _____________________         ___________________
                             Amount        Percent         Amount       Percent
                             _____________________         ____________________

 Salaries and benefits       $ 2,780         2.7%          $ 1,800        2.3%
 Occupancy                       401         0.4%              348        0.4%
 Data processing                 253         0.2%              137        0.2%
 Legal and professional          157         0.1%              161        0.2%
 Furniture and equipment         141         0.1%              120        0.2%
 Other                           910         0.9%              528        0.6%
                             _____________________         ____________________

                             $ 4,642         4.4%          $ 3,094        3.9%
                             =======                       =======

         Operating expenses were $4,642,000 for the three months ended June 30, 2005, an increase of $1,548,000 or 50.0% from $3,094,000 at June 30, 2004. As a percentage of average earning assets, other expenses for the three months ended June 30, 2005 and 2004 were 4.4% and 3.9%, respectively, on an annualized basis. In 2005, operating expenses were comprised primarily of salaries and benefits of $2,780,000, which compared to $1,800,000 in 2004, occupancy expense of $401,000 which compared to $348,000 in 2004, and data processing expense of $253,000 which compared to $137,000 in 2004. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At June 30, 2005, the Company employed 93 FTE compared to 70 FTE on the same date one year earlier. The increase in occupancy expense is primarily due to expense related to the facility at 55 Almaden Blvd, San Jose, California and the new facility at 2010 Crow Canyon Place, Suite 100 San Ramon, California. Data processing expense increased primarily as a result of increased volumes and locations.

SUMMARY OF FINANCIAL RESULTS - SIX MONTHS ENDED JUNE 30, 2005

The Company reported net income of $2,336,000 ($0.38 basic and $0.35 diluted earnings per share) for the six months ended June 30, 2005 as compared to $1,090,000 ($0.18 basic and $0.17 diluted earnings per share) for the six months ended June 30, 2004. The increase in net income resulted primarily from increases in net interest income offset, in part, by an increase in operating expenses.

The table below highlights the changes in the nature and sources of income and expense.


                                        Six months ended June 30,        Increase
Operations                                2005            2004          (Decrease)
                                        ________         _______        __________
(dollars in thousands)

Interest income                         $ 14,530         $ 8,270          $ 6,260
Interest expense                           2,825           1,337            1,488
                                        ________         _______          _______

Net interest income                       11,705           6,933            4,772
Provision for credit losses                 (762)           (774)              12
                                        ________         _______          _______

Net interest income after provision
  for credit losses                       10,943           6,159            4,784
                                        ________         _______          _______
Other income                               1,920           1,901               19
Other expenses                            (8,957)         (6,209)          (2,748)
                                        ________         _______          _______
Income before income taxes                 3,906           1,851            2,055

Income taxes                              (1,570)           (761)            (809)
                                        ________         _______          _______
Net income                               $ 2,336         $ 1,090          $ 1,246
                                        ========         =======          =======



NET INTEREST INCOME AND MARGIN

         Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the six months, the rates earned on such assets and the rates paid on interest bearing liabilities.

         Net interest income for the six months ended June 30, 2005 was $11,705,000 comprised of $14,530,000 in interest income and $2,825,000 in interest expense. Net interest income for the six months ended June 30, 2004 was $6,933,000 comprised of $8,270,000 in interest income and $1,337,000 in interest expense. Net interest income for the six months ended June 30, 2005 represented an increase of $4.8 million or 69% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

         The net interest margin (net interest income divided by average earning assets) was 6.0% for the six months ended June 30, 2005 and compared to 4.7% for the same six months in 2004. The improvement in the net interest margin was the result of improved balance sheet leverage together with the impact of higher short-term market interest rates.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the six months ended June 30, 2005 and 2004.



                                                   June 30, 2005                            June 30, 2004
                                          _________________________________________________________________________
(dollars in thousands)
                                                        YIELDS    INTEREST                      YIELDS     INTEREST
                                           AVERAGE        OR       INCOME/         AVERAGE        OR       INCOME/
                                           BALANCE       RATES     EXPENSE         BALANCE       RATES     EXPENSE
                                          _________________________________________________________________________

ASSETS
Interest earning assets:
  Loans (1)                               $ 319,855       8.5%       $13,585       $ 212,753      7.3%      $ 7,767
  Federal funds sold                         50,883       2.8%           703          52,683      1.0%          255
  Investment securities (2)                  21,174       2.2%           238          31,503      1.6%          248
  Other                                         276       2.9%             4               -         -            -
                                          _________________________________________________________________________
Total interest earning assets               392,188       7.5%        14,530         296,939      5.6%        8,270
                                                        ____________________                    ___________________

Noninterest-earning assets:
  Cash and due from banks                    24,432                                   16,468
  All other assets (3)                       12,376                                    2,197
                                          _________                                _________
      TOTAL                               $ 428,996                                $ 315,604
                                          =========                                =========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                   $ 3,214       0.7%          $ 11         $ 4,198      0.6%         $ 13
   Savings                                  172,399       2.0%         1,696         125,547      1.3%          815
   Time                                      54,711       2.7%           733          45,176      2.3%          509
Other                                        14,765       5.2%           385               -         -            -
                                          _________________________________________________________________________
Total interest bearing liabilities          245,089       2.3%         2,825         174,921      1.5%        1,337
                                                        ____________________                    ___________________

Noninterest-bearing liabilities:
   Demand deposits                          145,431                                  108,826
   Accrued expenses and
     other liabilities                        4,104                                    2,226
Shareholders' equity                         34,372                                   29,631
                                          _________                                _________
    TOTAL                                 $ 428,996                                $ 315,604
                                          =========                                =========

                                                        ____________________                    ___________________
Net interest income                                       6.0%       $11,705                      4.7%      $ 6,933
                                                        ====================                    ===================


(1) Loan fee amortization of $1,482,000 and $925,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.

(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.

(3) Net of average allowance for credit losses of $4,444,000 and $2,885,000, respectively.


         The following table shows the effect of the interest differential of volume and rate changes for the six months ended June 30, 2005 and 2004. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.



VOLUME/RATE ANALYSIS
(dollars in thousands)                                June 30,
                                                    2005 vs. 2004
                                           _______________________________
                                                  Increase (decrease)
                                                    due to change in
                                           _______________________________
                                           Average      Average     Total
                                           Volume        Rate      Change
                                           _______________________________

 Interest income:
   Loans                                   $ 4,549     $ 1,269     $ 5,818
   Federal funds sold                          (25)        473         448
   Investment securities                      (116)        106         (10)
     Other                                       4           -           4
                                           _______________________________
      Total interest income                  4,412       1,848       6,260
                                           _______________________________

 Interest expense:
   Demand                                       (3)          1          (2)
   Savings                                     461         420         881
   Time                                        128          96         224
   Other                                       385           -         385
                                           _______________________________
       Total interest expense                  970         518       1,488
                                           _______________________________
 Change in net interest income             $ 3,442     $ 1,330     $ 4,772
                                           ===============================



INTEREST INCOME

         Interest income of $14.5 million in the six months ended June 30, 2005 represented an increase of $6.2 million, or 76%, over $8.3 million in the same six months one year earlier. The increase in interest income was primarily due to growth in earning assets, particularly growth in average loan balances. Average earning assets for the six months ended June 30, 2005 were $392.2 million and represented growth of $95.3 million or 32% over $296.9 million for the same period in 2004.

         Average gross loans were $319.9 million for six months ended June 30, 2005, an increase of $107.1 million or 50% over $212.8 million for the same period one year earlier. The average yield on loans was 7.5% for the six months ended June 30, 2005 and 5.6% for the six months ended June 30, 2004. The majority of the Company's loans are priced to adjust with movement in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate in the second half of 2004 and continuing into the first half of 2005.

         During the six months ended June 30, 2005, the ratio of average gross loans to average deposits (one measure of leverage) increased to 81.9%, up from 75.0% in the comparable period of 2004. In addition, average loans comprised 81.6% of average earning assets in the three months ended June 30, 2005 compared to 71.7% in the first six months of 2004.

         Other earning assets, consisting of investment securities and federal funds sold, averaged $72.3 million for the six months ended June 30, 2005, a decrease of $11.9 million or 14.1% from $84.2 million for the six months ended June 31, 2004.

         Taken together, the impact of higher short-term interest rates and increased balance sheet leverage resulted in an increase in the yield on average earning assets to 6.0% in the six months ended June 30, 2005 from 4.7% in 2004.

INTEREST EXPENSE

         Interest expense was $2,825,000 for the six months ended June 30, 2005, which represented an increase of $1.5 million or 111.3% over $1,337,000 for the comparable period of 2004. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates on liabilities in 2005 compared to 2004. Also contributing to the increase in interest expense in 2005 was the Company's issuance of $12 million of trust preferred stock in December of 2004, which carry a fixed rate of interest of 5.9% for the first five years. Average interest-bearing liabilities were $245.1 million for the six months ended June 30, 2005, an increase of $70.2 million, or 40.1%, over $174.9 million for the same period one year earlier. In addition, the average rate paid on interest-bearing liabilities was 2.3% in the six months ended June 30, 2005 compared to 1.5% in the second six months of 2004 as a result of increases in short-term market interest rates.

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

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $762,000 to the allowance for credit losses for the three months ended June 30, 2005, as compared to $774,000 for the same period in 2004. There were $25,000 loans charged off and $3,000 in recoveries during the six months ended June 30, 2005 and $190,000 in loans charged-off and $23,000 in recoveries during the six month period ended June 30, 2004. At June 30, 2005, the allowance for credit losses was $4.89 million, representing 1.40% of total loans, as compared to $3.29 million, representing 1.41% of total loans, at June 30, 2004.

The following schedule provides an analysis of the allowance for credit losses

ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES:

                                        Six months ended
(dollars in thousands)                      June 30,
                                        2005         2004
                                      ____________________

Balance, beginning of period          $ 4,146      $ 2,683
Provision for credit losses               762          774
Charge-offs                               (25)        (190)
Recoveries                                  3           23
                                      ____________________
Balance, end of period                $ 4,886      $ 3,290
                                      ====================


         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were three non-accrual loans totaling $1,416,000 at June 30, 2005 and one non-accrual loan totaling $1,026,000 at December 31, 2004. In addition, at June 30, 2005 and December 31, 2004, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         See   "Summary  of   Financial   Results  -  Quarter   ended  June  30,
2005-Provision for Credit Losses" for a discussion of nonperforming assets.

NON-INTEREST INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the six months ended June 30, 2005 and 2004.



 Non-interest Income
 (dollars in thousands)                 2005                      2004
                                 _______________________________________________
                                  Amount      Percent        Amount      Percent
                                 _______________________________________________

 Gain on sale of SBA loans        $ 1,062       55.3%        $ 1,386       72.9%
 SBA loan servicing income            173        9.0%            141        7.4%
 Depositor service charges            137        7.1%            172        9.1%
 Other operating income               548       28.5%            202       10.6%
                                 ____________________        ___________________
                                  $ 1,920      100.0%        $ 1,901      100.0%
                                 ====================        ===================



         Non-interest income totaled $1,920,000 for the first six months of 2005, an increase of $19,000 or 1.0% from $1,901,000 in 2004. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan packaging fees, service charge income on deposit accounts and increase in value of Bank owned life insurance. The increase in non-interest income for the first six months of 2005 was primarily a result of an increase of $205,000 in value of Bank owned life insurance, offset by a decrease in income recognized on sale of SBA loans.

           Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders;
(2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $1,062,000 in the six months ended June 30, 2005 which represented a decrease of $324,000 or 23% compared to $1,386,000 the same period one year earlier. During the first six months of 2005 the Company's SBA group funded $31.1 million in new loans and sold $29.1 million which compared to $36.5 million funded and $31.0 million sold in the same period one year earlier.

NON-INTEREST EXPENSE

         The components of other expense are set forth in the following table for the six months ended June 30, 2005 and 2004.

 Other Expense as a Percent of Average Earning Assets
 (dollars in thousands)
                                       2005                       2004
                               _______________________________________________
                                Amount      Percent        Amount      Percent
                               _______________________________________________

 Salaries and benefits          $ 5,332        2.7%        $ 3,573        2.4%
 Occupancy                          804        0.4%            745        0.5%
 Data processing                    504        0.3%            301        0.2%
 Legal and professional             337        0.2%            323        0.2%
 Furniture and equipment            288        0.1%            246        0.2%
 Other                            1,692        0.9%          1,021        0.7%
                               _______________________________________________
                                $ 8,957        4.6%        $ 6,209        4.2%
                               ========                    =======

         Operating expenses were $8,957,000 for the six months ended June 30, 2005, an increase of $2,748,000 or 44.3% from $6,209,000 at June 30, 2004. As a percentage of average earning assets, other expenses for the six months ended June 30, 2005 and 2004 were 4.6% and 4.2%, respectively, on an annualized basis. In 2005, operating expenses were comprised primarily of salaries and benefits of $5,332,000, which compared to $3,573,000 in 2004, occupancy expense of $804,000, which compared to $745,000 in 2004, and data processing expense of $504,000 which compared to $301,000 in 2004. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At June 30, 2005, the Company employed 93 FTE compared to 70 FTE on the same date one year earlier. The increase in occupancy expense is primarily due to expense related to the facility at 55 Almaden Blvd, San Jose, California and the new facility at 2010 Crow Canyon Place, Suite 100 San Ramon, California. Data processing expense increased primarily as a result of increased volumes and locations.

BALANCE SHEET

         Total assets of Bridge Bank at June 30, 2005 were $498.5 million, an increase of $96.5 million or 24% as compared to $402.0 million at December 31, 2004. Growth in total assets was principally due to an increase in deposit balances.

         The following table shows the Company's loans by type and their percentage distribution for the periods ended June 30, 2005 and December 31, 2004.


LOAN PORTFOLIO
(dollars in thousands)                           June 30,     December 31,
                                                   2005             2004
                                                __________________________

Commercial                                      $ 125,148        $ 100,681
SBA                                                45,185           45,251
Real estate construction                           55,341           42,323
Real estate other                                  89,885           80,044
Factoring and Asset based                          28,060           22,342
Other                                               5,381            3,945
                                                __________________________
Total gross loans                                 349,000          294,586
Unearned fee income                                (1,044)            (973)
  Total loan portfolio                            347,956          293,613
                                                __________________________
Less allowance for credit losses                   (4,886)          (4,146)
                                                __________________________
     Loans, net                                 $ 343,070        $ 289,467
                                                ==========================

Commercial                                          35.9%            34.2%
SBA                                                 12.9%            15.4%
Real estate construction                            15.9%            14.3%
Real estate term                                    25.8%            27.2%
Factoring and Asset based                            8.0%             7.6%
Other                                                1.5%             1.3%
                                                __________________________
Total gross loans                                  100.0%           100.0%
                                                ==========================


         Net loan balances increased to $343.1 million at June 30, 2005, which represented an increase of $53.6 million (18.5%) as compared to $289.5 million at December 31, 2004. The increase in loans was primarily in real estate construction and real estate other (including home equity lines) and commercial loans without a concentration in any one specific category of loans, although overall real estate secured loans comprise over 42% of loan balances at June 30, 2005. The increase was a result of general marketing efforts.

         The Company's commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara county region. Commercial loans were $125.1 million at June 30, 2005, which represented an increase of $24.5 million or 24.3% over $100.7 million at December 31, 2004. At June 30, 2005, commercial loans comprised 35.9% of total loans outstanding compared to 34.2% at December 31, 2004.

         In June of 2002, the Company established an SBA lending group in Santa Clara with a loan production office in Sacramento county. In October 2004, the Company established a loan production office in San Diego county. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 70% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, The Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA through a Community Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company's position. The Company's position in relation to the real estate "piggyback" loans can range from 50% to 70% loan to value. At June 30, 2005, SBA loans comprised $45.2 million, or 12.9%, of total loans, a slight increase from $45.3 million at December 31, 2004. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At June 30, 2005 and December 31, 2004, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

         The Company's construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $13.0 million, or 30.8%, to $55.3 million at June 30, 2005 over $42.3 million at December 31, 2004. Construction loan balances at June 30, 2005 comprised 15.9% of total loans compared to 14.3% at December 31, 2004.

         Other real estate loans increased $9.9 million or 12.3% to $89.9 million at June 30, 2005 over $80.0 million at December 31, 2004. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 25.8% of total loans at June 30, 2005 and 27.2% at December 31, 2004.

         Average total assets of the Company for the six months ended June 30, 2005 were $429.0 million. Average earning assets reached $392.2 million, representing 91.4% of total assets, in the six months ended June 30, 2005 with an average yield of 7.4%. The increase in yield reflects the increase in the volume and interest rate on average earning assets. In addition, average loan balances for the six months ended June 30, 2005 were $319.9 million, representing 81.6% of average earning assets and 85.1% of average deposits as compared to $212.8 million for the six months ended June 30, 2004 representing 71.6% of average earning assets and 75.0% of average deposits.

         Deposits represent Bridge Bank's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank's market area. The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of June 30, 2005 and December 31, 2004.



DEPOSIT CATEGORIES
(dollars in thousands)               June 30, 2005               December 31, 2004
                                 ______________________        _____________________
                                               Percent                       Percent
                                   Total       of total          Total      of total
                                   Amount      deposits          Amount     deposits
                                 ___________________________________________________

Noninterest-bearing  demand      $ 178,245       39.94%        $ 126,895      36.00%
Interest-bearing demand              3,398        0.76%            3,946       1.12%
Money market and savings           209,047       46.84%          169,801      48.18%
Certificates of deposit:
  Less than $100                    20,154        4.52%           16,182       4.59%
  $100 and more                     35,450        7.94%           35,632      10.11%
                                 ___________________________________________________

Total                            $ 446,294      100.00%        $ 352,456     100.00%
                                 ======================        =====================



         Deposits increased $93.8 million or 26.6% from $352.5 million at December 31, 2004 to $446.3 million at June 30, 2005. The increase in deposits was primarily in non-interest bearing demand and money market accounts. The increase can be attributed to marketing efforts to attract new account relationships and the increased level of title and escrow company and 1031 real estate exchange funds on deposit at June 30, 2005. Deposit totals at June 30, 2005 included $90.6 million, or 20.2%, in title and escrow company account balances compared to $55.3 million, or 15.6%, at December 31, 2004. Excluding title and escrow company account balances, deposits increased $58.5 million or 16.6% compared to December 31, 2004.

         At June 30, 2005, the total number of deposit accounts reached 2,351 with an average balance per account (excluding title) of approximately $151,294.

         Average deposits for the six months ended June 30, 2005 were $375.8 million comprised of average interest-bearing deposits of $230.4 million and average non-interest bearing demand deposits of $145.4 million. The average rate paid on interest-bearing deposits was 2.3% and the Company's overall net interest margin was 6.0%.

LEVERAGE

         Total gross loan balances at June 30, 2005 were $349.0 million. The resulting loan to deposit ratio was 78.2%. Other earning assets at June 30, 2005 were primarily comprised of Fed Funds sold of $50.8 million and governmental mutual fund investment of $50 million. To date, the Company has deployed earning assets primarily in Fed funds or governmental mutual funds to address the potential volatility of the title company deposit balances and to accommodate projected loan funding.

CAPITAL RESOURCES

         The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks. Additional capital requirements may be imposed on banks based on market risk. The FDIC requires a Tier 1 capital(1)/ ratio to total assets ratio of 8% for new banks during the first three years of operation.

__________________
1/ Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii minority interests in the equity accounts of consolidated subsidiaries.

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

         The risk-based capital ratio focuses principally on broad categories of credit risk, and might not take into account many other factors that can affect a bank's financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The Comptroller has addressed many of these areas in related rule-making proposals. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take into account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank's capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the Company's risk-based capital ratio. The Comptroller has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital consistent with the level and nature of the risks to which they are exposed.

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

         The Company's Tier 1 capital at June 30, 2005 was $47.8 million comprised of $33.4 million of capital stock and surplus, $2.5 million in retained earnings and trust preferred securities up to the allowable limit of $11.9 million.

         The following table shows the Company's capital ratios at June 30, 2005 and December 31, 2004 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.


(in thousands)                         As of June 30, 2005           As of December 31, 2004
                                       ___________________           _______________________
                                       Amount        Ratio           Amount            Ratio
                                       ___________________           _______________________

Company Capital Ratios
__________________________________

Tier 1 Capital                        $47,813      11.91%            $44,172       12.34%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement    $16,063       4.00%            $14,313        4.00%

Total Capital                         $52,764      13.14%            $49,268       13.77%
(to Risk Weighted Assets)
Total capital minimum requirement     $32,127       8.00%            $28,625        8.00%

Company leverage
Tier 1 Capital                        $47,813      11.15%            $44,172        12.94%
(to Average Assets)
Total capital minimum requirement     $17,160       4.00%            $13,659         4.00%

Bank Risk Based Capital Ratios
__________________________________

Tier 1 Capital                        $45,881      11.43%            $43,058       12.03%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement    $16,063       4.00%            $14,313        4.00%

Total Capital                         $50,767      12.64%            $47,204       13.19%
(to Risk Weighted Assets)
Total capital minimum requirement     $32,126       8.00%            $28,625        8.00%

Bank leverage
Tier 1 Capital                        $45,881      10.70%            $43,058       12.61%
(to Average Assets)
Total capital minimum requirement     $17,159       4.00%            $13,659        4.00%



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

The Company and the Bank were considered well capitalized at June 30, 2005.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

LIQUIDITY/INTEREST RATE SENSITIVITY

         The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At June 30, 2005 and December 31, 2004, liquid assets as a percentage of deposits were 30.6% and 27.1%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $14 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs and additionally has approximately $14 million in borrowing capacity at the Federal Home Loan Bank of San Francisco. The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

         The following table sets forth the distribution of repricing opportunities, based on contractual terms of The Company's earning assets and interest-bearing liabilities at June 30, 2005, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.



DISTRIBUTION OF REPRICING OPPORTUNITIES
June 30, 2005
(dollars in thousands)
                                                  After three   After six    After one
                                        Within     months but   months but   year but      After
                                        three      within six   within one    within       five
                                        months       months        year     five years     years       Total
                                        _____________________________________________________________________

Federal funds sold                      $50,765          $ -          $ -         $ -         $ -    $ 50,765
Governmental mutual funds                50,000            -            -           -           -      50,000
U.S. Treasury securities                    199            -            -           -           -         199
Agency securities                         1,996        3,986        6,256       5,924           -      18,162
Loans                                   208,244       18,221       42,015      51,399      29,121     349,000
                                        _____________________________________________________________________
 Total earning assets                   311,204       22,207       48,271      57,323      29,121     468,126
                                        _____________________________________________________________________
Interest checking, money market
  and savings                           212,445            -            -           -           -     212,445
Certificates of deposit:
 Less than $100,000                       4,893        1,382       10,467       3,412           -      20,154
  $100,000 or more                       19,932        1,645       10,221       3,652           -      35,450
                                        _____________________________________________________________________
 Total interest-bearing liabilities     237,270        3,027       20,688       7,064           0     268,049
                                        _____________________________________________________________________
Interest rate gap                       $73,934      $19,180      $27,583     $50,259     $29,121    $200,077
                                        =====================================================================
Cumulative interest rate gap            $73,934      $93,114     $120,697    $170,956    $200,077
                                        =========================================================
Interest rate gap ratio                    0.24         0.86         0.57        0.88        1.00
                                        =========================================================
Cumulative interest rate gap ratio         0.24         0.28         0.32        0.39        0.43
                                        =========================================================



         Based on the contractual terms of its assets and liabilities, The Company's balance sheet as June 30, 2005 was asset sensitive in terms of its short-term exposure to interest rates. That is, at June 30, 2005 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Company have been written with a minimum "floor" rate.

The following table shows contractual maturity of the loan portfolio at June 30, 2005 and December 31, 2004. At June 30, 2005, approximately 72% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.



                               Balances at                  Due after one
                                 June 30,     Due one year   year through   Due after
(dollars in thousands)             2005          or less      five years   five years
_____________________________________________________________________________________

Commercial and other            $ 125,148       $67,807        $47,734      $9,607
SBA                                45,185         3,737            146      41,302
Real estate construction           55,341        55,341              -           -
Real estate-other                  89,885        40,435         10,421      39,029
Factoring/ABL                      28,060        26,336          1,724           -
Other                               5,381         4,929            452           -
                               ______________________________________________________
TOTAL                           $ 349,000      $198,585        $60,477     $89,938
                               ======================================================

                               Balances at                  Due after one
                               December 31,   Due one year   year through   Due after
(dollars in thousands)             2004          or less      five years   five years
_____________________________________________________________________________________

Commercial and other             $100,681       $40,649        $46,138     $13,894
SBA                                45,251         9,411              -      35,840
Real estate construction           42,323        37,623          4,700           -
Real estate-other                  80,044        38,014         12,585      29,445
Factoring/ABL                      22,342        19,638          2,704           -
Other                               3,945         3,715            230           -
                                _____________________________________________________
TOTAL                            $294,586      $149,050        $66,357     $79,179
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

          In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of June 30, 2005 those guarantees include the following:


             Standby Letters of Credit in the amount of $7,512,000.

The  table  below  summarizes  the  Company's   off-balance   sheet  contractual
obligations.



Off-balance Sheet Arrangement and Aggregate Contractual Obligations

                                                      Payments due by period
                            _______________________________________________________________________
 Contractural Obligations                   Less than        1 - 3          3 - 5        More than
                               Total          1 year         years          years         5 years
___________________________________________________________________________________________________

Long-term contracts           $ 339,000      $ 236,000      $ 103,000            $ -            $ -

Operating leases              8,753,000        755,000      1,791,000      1,093,000      5,114,000
                            _______________________________________________________________________
Total                       $ 9,092,000      $ 991,000    $ 1,894,000    $ 1,093,000    $ 5,114,000
                            =======================================================================



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

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, such control.


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Bank's Annual Meeting of Shareholders was held on May 19, 2005 (the "Meeting") for the following purposes:

     1.   To elect directors;

     2. To transact such other business, including but not limited to motions for adjournment, as may properly come before the Meeting and at any and all adjournments thereof.

         There were no nominations for directors other than the ten (10) nominees of the Board of Directors. Each nominee was an incumbent director. Therefore, the following nominees were each elected as a Director until the next annual meeting of shareholders and until his/her successor is elected and qualified.

Nominee                     Shares Voted in Favor              Shares withheld

Richard M. Brenner                 5,286,557                        3,170
David V. Campbell                  5,286,557                        3,170
David K. Chui                      5,286,557                        3,170
Robert P. Gionfriddo               5,286,557                        3,170
Francis J. Harvey                  5,281,557                        8,170
Allan C. Kramer, M.D.              5,286,557                        3,170
Robert P. Latta                    5,281,557                        8,170
Daniel P. Myers                    5,243,807                       45,920
Thomas M. Quigg                    5,274,727                       15,000
Barry A. Turkus                    5,276,557                       13,170


ITEM 5 - OTHER INFORMATION

                                      None.


ITEM 6 -  EXHIBITS

          (A) EXHIBITS

          See Index to Exhibits at page 35 of this Quarterly Report on Form
          10-Q.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT

31.         Rule 13a-14(a) Certifications.

31.1        Certification of Chief Executive Officer

31.2        Certification of Chief Financial Officer

32.         Certifications under Section 1350 of title 18 U.S.C.

32.1        Certification of Chief Executive Officer

32.2        Certification of Chief Financial Officer


__________________

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      BRIDGE CAPITAL HOLDINGS




Dated: August 4, 2005                 By: \s\ DANIEL P. MYERS
                                          _________________________________
                                              Daniel P. Myers
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)



Dated: August 4, 2005                 By: \s\ THOMAS A. SA
                                          _________________________________
                                              Thomas A. Sa
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)