Form 10-Q
period 2005-09-30
Bridge Capital Holdings
filed 2005-11-08
CIK 1304740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

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
Yes X  No   .

   ---   ---
Indicate by  checkmark  whether  registrant  is an  accelerated  filer (as
defined by in Rule 12b-2 of the Exchange  Act). Yes  X  No   .
                                                    ---   ---

Indicate by checkmark whether  registrant is a shell company (as defined in Rule
12b-2 of the Exchnage Act). Yes    No X  .
                               ---   ---

The  number of shares  of Common  Stock  outstanding  as of  October  20,  2005:
6,177,346

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

FORWARD-LOOKING STATEMENTS ARE GENERALLY IDENTIFIABLE BY THE USE OF TERMS SUCH AS "BELIEVE", "EXPECT", "INTEND", "ANTICIPATE", "ESTIMATE", "PROJECT", "ASSUME," "PLAN," "PREDICT," "FORECAST," "IN MANAGEMENT'S OPINION," "MANAGEMENT CONSIDERS" OR SIMILAR EXPRESSIONS. WHEREVER SUCH PHRASES ARE USED, SUCH STATEMENTS ARE AS OF AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND/OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD-LOOKING STATEMENTS.

THE READER SHOULD REFER TO THE MORE COMPLETE DISCUSSION OF SUCH RISKS IN THE COMPANY'S ANNUAL REPORTS ON FORM 10-K.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

      Bridge Capital Holdings and Subsidiary
            Balance Sheet (unaudited)
              (dollars in thousands)

                                                        September 3December 31,
ASSETS                                                     2005        2004
                                                        ------------------------

CASH AND DUE FROM BANKS                                   $ 27,911      $ 6,535
FEDERAL FUNDS SOLD                                          78,515       62,675
                                                        ------------------------
  Total cash and equivalents                               106,426       69,210
                                                        ------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE                    16,354       26,298
LOANS, net of allowance for credit losses of $5,329
at September 30, 2005 and $4,146 at December 31, 2004      397,426      289,467

PREMISES AND EQUIPMENT, net                                  2,390        2,215
ACCRUED INTEREST RECEIVABLE                                  2,229        1,366
OTHER ASSETS                                                14,810       13,481

                                                        ------------------------
   TOTAL                                                 $ 539,635    $ 402,037
                                                        ========================

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Demand noninterest-bearing                             $ 178,371    $ 126,895
  Demand interest-bearing                                    4,243        3,946
  Money market and savings                                 236,851      169,801
  Time                                                      61,805       51,814
                                                        ------------------------
     Total deposits                                        481,270      352,456
                                                        ------------------------

OTHER BORROWINGS                                            12,000       12,000
ACCRUED INTEREST PAYABLE                                        98           69
OTHER LIABILITIES                                            8,866        4,390
                                                        ------------------------
     Total liabilities                                     502,234      368,915
                                                        ------------------------

COMMITMENTS AND CONTINGENCIES                                    -            -

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; 10,000,000 shares
    authorized; none issued
  Common stock, no par value; 30,000,000 shares
     authorized;
     6,177,346 shares issued and outstanding at
     September 30, 2005.
     6,097,697 shares issued and outstanding at
     December 31, 2004.                                     33,496       33,057
  Retained earnings                                          4,025          184
  Accumulated other comprehensive (loss)                      (120)        (119)
                                                        ------------------------
     Total shareholders' equity                             37,401       33,122
                                                        ------------------------
     TOTAL                                               $ 539,635    $ 402,037
                                                        ========================

The accompanying notes are an integral part of the financial statements.

                     Bridge Capital Holdings and Subsidiary
                      Statements of Operations (unaudited)
                (dollars in thousands, except per share amounts)

                                         Three months ended     Nine months ended
                                           September 30,          September 30,
                                          2005        2004       2005       2004
                                       -----------------------  -------------------
INTEREST INCOME:
  Loans                                   $ 8,670     $ 4,904   $ 22,254  $ 12,671
  Federal funds sold                          399         102     1,102        357
  Investment securities available for
    sale                                      104         148       346        396
                                       ----------- -----------  --------  ---------
    Total interest income                   9,173       5,154    23,702     13,424
                                       ----------- -----------  --------  ---------

INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand                     9           3        20         17
    Money market and savings                1,103         438     2,798      1,254
    Certificates of deposit                   460         243     1,194        750
    Other                                     177           -       562          -
                                       ----------- -----------  --------  ---------
    Total interest expense                  1,749         684     4,574      2,021
                                       ----------- -----------  --------  ---------

Net interest income                         7,424       4,470    19,128     11,403
  Provision for credit losses                 800         611     1,562      1,385
                                       ----------- -----------  --------  ---------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES               6,624       3,859    17,566     10,018
                                       ----------- -----------  --------  ---------

OTHER INCOME:
  Service charges on deposit accounts          89          98       246        270
  Gain on sale of SBA loans                   521         534     1,583      1,920
  Other non interest income                   384         202     1,085        545
                                       ----------- -----------  --------  ---------
     Total other income                       994         834     2,914      2,735
                                       ----------- -----------  --------  ---------

OTHER EXPENSES:
  Salaries and benefits                     2,993       2,050     8,325      5,623
  Premises and fixed assets                   562         476     1,654      1,522
  Other                                     1,568         782     4,100      2,372
                                       ----------- -----------  --------  ---------
     Total other expenses                   5,123       3,308    14,079      9,517
                                       ----------- -----------  --------  ---------

INCOME BEFORE INCOME TAXES                  2,495       1,385     6,401      3,236
                                       ----------- -----------  --------  ---------
Income taxes                                  990         568     2,560      1,329
                                       ----------- -----------  --------  ---------
NET INCOME                                $ 1,505       $ 817   $ 3,841    $ 1,907
                                       =========== ===========  ========  =========

Basic earnings per share                   $ 0.24      $ 0.13    $ 0.62     $ 0.32
                                       =========== ===========  ========  =========
Diluted earnings per share                 $ 0.22      $ 0.12    $ 0.57     $ 0.29
                                       =========== ===========  ========  =========
Average common shares outstanding       6,171,500   6,055,227   6,153,498 6,053,049
                                       =========== ===========  ========  =========
Average common and equivalent shares
  outstanding                           6,783,177   6,589,985   6,714,327 6,591,627
                                       =========== ===========  ========  =========

The accompanying notes are an integral part of the financial statements.

                     Bridge Capital Holdings and Subsidiary
                      Statements of Cash Flows (unaudited)
                             (dollars in thousands)

                                                 Nine months ended September 30,
                                                        2005           2004
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                             $ 3,841        $ 1,907
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                          1,562          1,385
      Depreciation and amortization                          637            682
      Increase in accrued interest receivable and
        other assets                                      (2,192)       (10,291)
      Increase in accrued interest payable and other
        liabilities                                        4,509          1,598
                                                     ------------   ------------
          Net cash provided by (used in) operating
            activties                                      8,357         (4,719)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of securities available for sale              (50,394)       (17,554)
  Proceeds from maturity of securities available
    for sale                                              60,300         15,200
  Net increase in loans                                 (109,521)       (85,731)
  Purchase of fixed assets                                  (778)        (1,166)
                                                     ------------   ------------
          Net cash used in investing activities         (100,393)       (89,251)
                                                     ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Net increase in deposits                               128,814        102,542
  Common stock issued                                        439             69
                                                     ------------   ------------
Net cash provided by financing activities                129,253        102,611
                                                     ------------   ------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS:          37,217          8,641
Cash and equivalents at beginning of period               69,210         57,547
                                                     ------------   ------------
Cash and equivalents at end of period                  $ 106,427       $ 66,188
                                                     ============   ============


OTHER CASH FLOW INFORMATION:
  Cash paid for interest                                 $ 4,057        $ 2,034
                                                     ============   ============
  Cash paid for income taxes                             $ 3,235        $ 1,231
                                                     ============   ============


The accompanying notes are an integral part of the financial statements.

                             BRIDGE CAPITAL HOLDINGS
                               NOTES TO FINANCIAL
                                   STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements of Bridge Capital Holdings (the "Company") and Bridge Bank, N.A. have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of Bridge Bank, N.A. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. The interim financial data as of September 30, 2005 and for the three and nine months ended September 30, 2005 and September 30, 2004 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter and nine months ended September 30, 2005, are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2004 is derived from the audited financial statements.

USE OF ESTIMATES.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities as of the dates and for the periods presented. A significant estimate included in the accompanying financial statements is the allowance for loan losses. Actual results could differ from those estimates.

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

Earnings per share calculation:
                                         Quarter ended      Nine months ended
                                         September 30,         September 30,
                                       2005       2004        2005       2004
                                    ---------------------- ---------------------
Net income                          $1,505,000 $  817,000  $3,841,000 $1,907,000
                                    ---------------------- ---------------------
Weighted average shares used in
  computing:
    Basic earnings per share         6,171,500  6,055,227   6,153,498  6,053,049
    Diluted potential common shares
      related to stock options using
      the treasury stock method        611,677    534,758     560,829    538,578
                                    ---------------------- ---------------------
Total average shares and equivalents 6,783,177  6,589,985   6,714,327  6,591,627

Basic earnings per share                $ 0.24    $ 0.13       $ 0.62     $ 0.32
                                    ====================== =====================
Diluted earnings per share              $ 0.22    $ 0.12       $ 0.57     $ 0.29
                                    ====================== =====================


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

        WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
        DURING THE PERIOD ENDED:
                                           September 30,
                                          2005       2004
                                       ----------------------
        Expected life                   40 months  52 months

        Stock Volatility                  23.92%     19.86%

        Risk free interest rate           3.75%      4.09%

        Dividend yield                    0.00%      0.00%

The Company's stock options generally vest annually over a period of 3 to 4 years. If the computed fair value of the 2005 and 2004 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                       Quarter ended          Nine months
                                        September 30,         September 30,
                                       2005       2004       2005       2004
                                     -------------------------------------------

Net income as reported              $ 1,505,00 $ 817,000 $ 3,841,00 $ 1,907,000
Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of
  related tax effects                  (93,000)  (45,000)  (218,000)   (159,000)
                                     -----------------------------------------
Pro forma net income                 1,412,000   772,000  3,623,000   1,748,000
Earnings per share:
  Basic-as reported                     $ 0.24    $ 0.13     $ 0.62      $ 0.32
  Basic-pro forma                       $ 0.23    $ 0.13     $ 0.59      $ 0.29

  Diluted-as reported                   $ 0.22    $ 0.12     $ 0.57      $ 0.29
  Diluted-pro forma                     $ 0.21    $ 0.12     $ 0.54      $ 0.27



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

(dollars in thousands)            Quarter ended           Nine months ended
                                   September 30,             September 30,
                                  2005       2004         2005          2004
                             ----------- ---------- ------------- -------------

Net income                      $ 1,505      $ 817       $ 3,841       $ 1,907

Other comprehensive earnings-
 Net unrealized gains on
 securities available for sale        2        (73)           (1)          (73)
                             ----------- ---------- ------------- -------------

Total comprehensive income      $ 1,507      $ 744       $ 3,840       $ 1,834
                             =========== ========== ============= =============

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

2.  SECURITIES

The amortized cost and approximate fair values of securities at September 30, 2005 and December 31, 2004 are as follows:

(dollars in thousands)                        as of September 30, 2005
                                        ---------------------------------
                                                 Gross Unrealized
                                                 ----------------
                                                                    Fair
                                           Cost    Gains  Losses    Value
                                        ---------------------------------
  U. S. Government Treasuries            $   198   $ -   $    -   $   198
  U. S. Government Agencies               16,362     -     (206)   16,156
                                        ---------------------------------
Total available for sale                  16,560     -     (206)   16,354
                                        ---------------------------------
  Total investment securities            $16,560   $ -    $(206)  $16,354
                                        =================================

                                               as of December 31, 2004
                                         --------------------------------
                                                 Gross Unrealized
                                                 ----------------
                                                                    Fair
                                           Cost    Gains  Losses    Value
                                        ---------------------------------
  U. S. Government Treasuries            $   100   $ -   $    -   $   100
  U. S. Government Agencies               26,400     -     (202)   26,198
                                        ---------------------------------
Total available for sale                  26,500     -     (202)   26,298
                                        ---------------------------------
  Total investment securities
     portfolio                           $26,500   $ -   $ (202)  $26,298
                                        =================================


The scheduled maturities of securities available for sale at September 30, 2005 and December 31, 2004 were as follows:

Maturity of investment securities portfolio

(dollars in thousands)                         September 30, 2005
                                                -----------------
                                                 Amortized Fair
 Securities available for sale                    Cost    Value
--------------------------------                -----------------
Due in one year or less                         $12,535  $12,420
Due after one year through five years             4,025    3,934
Due after five years through ten years                -        -
Due after ten years                                   -        -
                                                -----------------
  Total securities available for sale            16,560   16,354
                                                -----------------
    Total Investment securities                 $16,560  $16,354
                                                =================

                                                December 31, 2004
                                                -----------------
                                                Amortized Fair
 Securities available for sale                   Cost    Value
--------------------------------                -----------------
Due in one year or less                         $14,116  $14,074
Due after one year through five year             12,384   12,224
Due after five years through ten years                -        -
Due after ten years                                   -        -
                                                -----------------
  Total securities available for sale            26,500   26,298
                                                -----------------
    Total Investment securities                 $26,500  $26,298
                                                =================

As of September 30, 2005, investment securities with carrying values of approximately $199,000 were pledged as collateral.

3.       LOANS

The balances in the various loan categories are as follows as of September 30, 2005 and December 31, 2004.

         (dollars in thousands)
                                        September 30, December 31,
                                            2005       2004
                                        --------------------------
         Commercial                       $ 144,915  $ 100,681
         SBA                                 52,628     45,251
         Real estate construction            76,860     42,323
         Real estate other                   86,694     80,044
         Factoring and asset based lending   37,602     22,342
         Other                                5,393      3,945
                                         ----------------------
           Loans, gross                     404,092    294,586
         Unearned fee income                 (1,337)      (973)
                                         ----------------------
           Total loan portfolio             402,755    293,613
         Less allowance for credit losses    (5,329)    (4,146)
                                         ----------------------
              Loans, net                  $ 397,426  $ 289,467
                                         ======================

4.  PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at September 30, 2005 and December 31, 2004 are comprised of the following:

(dollars in thousands)

September 30, 2005
-------------------------
                                    Accumulated   Net Book
                            Cost    Depreciation  Value
                           -------- -----------   --------
Leasehold improvements     $ 1,981      $ (637)    $1,344
Furniture and fixtures         713        (373)       340
Capitalized Software         1,234        (792)       442
Equipment                      993        (729)       264
                           -------- -----------   --------
     Totals                $ 4,921    $ (2,531)    $2,390
                           ======== ===========   ========

December 31, 2004
-------------------------
                                    Accumulated   Net Book
                            Cost    Depreciation  Value
                           -------- ---------------------
Leasehold improvements     $ 1,590      $ (459)    $1,131
Furniture and fixtures         634        (276)       358
Capitalized Software         1,066        (587)       479
Equipment                      854        (607)       247
                           -------- -----------   --------
     Totals                $ 4,144    $ (1,929)    $2,215
                           ======== ===========   ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         In addition to the historical information, this quarterly report contains certain forward-looking information within the meaning of Section 27a of the Securities Exchange Act of 1933, as amended, and section 21e of the Securities Exchange Act of 1934, as amended, and which are subject to the "Safe Harbor" created by those sections. The reader of this Quarterly report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressures in the Banking industry increases significantly; (2) changes in interest rate environment reduces margin; (3) general economic conditions, either nationally or regionally are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) costs and expenses of complying with the internal control provisions of the Sarbanes-Oxley Act and our degree of success in achieving compliance; (7) changes in securities markets (8) future credit loss experience; (9) civil disturbances of terrorist threats or acts, or apprehension about possible future occurances of acts of this type; and (10) the involvement of the United States in war or other hostilities. Therefore, the information in this quarterly report should be carefully considered when evaluating the business prospects of the Company.

CRITICAL ACCOUNTING POLICIES

         Our accounting policies are integral to understanding the results reported. Our most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure that valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

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

         The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At September 30, 2005 and December 31, 2004, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

 SELECTED FINANCIAL DATA

         The following presents selected financial data and ratios as of and for the quarter ended September 30, 2005 and 2004.


Statement of Operations Data:
(dollars in thousands, except per share data)
                                                     Quarter ended                  Nine Months ended
                                              September 30,                            September 30,
                                                 2005            2004              2005            2004
                                             --------------  --------------    -----------------------------
Interest income                                    $ 9,173         $ 5,154         $ 23,702        $ 13,424
Interest expense                                     1,749             684            4,574           2,021
                                             --------------  --------------    -------------   -------------
Net interest income                                  7,424           4,470           19,128          11,403
Provision for credit losses                            800             611            1,562           1,385
                                             --------------  --------------    -------------   -------------
Net interest income after provision
  for credit losses                                  6,624           3,859           17,566          10,018
                                             --------------  --------------    -------------   -------------
Other income                                           994             834            2,914           2,735
Other expenses                                       5,123           3,308           14,079           9,517
                                             --------------  --------------    -------------   -------------
Income before income taxes                           2,495           1,385            6,401           3,236
Income taxes                                           990             568            2,560           1,329
                                             --------------  --------------    -------------   -------------
Net income                                         $ 1,505           $ 817          $ 3,841         $ 1,907
                                             ==============  ==============    =============   =============

Per share Data:
Basic earnings per share                            $ 0.24          $ 0.13           $ 0.62          $ 0.32
Diluted earnings per share                            0.22            0.12             0.57            0.29
Shareholders' equity per share                        6.05            5.16             6.05            5.16
Cash dividend per common share                           -               -                -               -

                                                Quarter ended September 30,
Balance Sheet Data:                              2005            2004
                                             --------------  --------------
Balance sheet totals:
  Assets                                         $ 539,635       $ 384,561
  Loans, net                                       397,426         275,399
  Deposits                                         481,270         348,936
  Shareholders' equity                              37,401          31,850

Average balance sheet amounts:
  Assets                                         $ 485,324       $ 348,666
  Loans, net                                       372,190         258,923
  Deposits                                         431,516         314,547
  Shareholders' equity                              36,667          31,282

Selected Ratios:
Return on average assets                             1.23%           0.94%
Return on average equity                            16.28%          10.45%
Efficiency ratio                                    60.86%          62.37%
Risk based capital ratio                            11.92%           9.13%
Net chargeoffs to average loans                      0.19%           0.00%
Allowance for loan losses to total loans             1.32%           1.40%
Average equity to average assets                     7.56%           8.97%



SUMMARY OF FINANCIAL RESULTS - QUARTER ENDED SEPTEMBER 30, 2005


The Company reported net income of $1,505,000 ($0.24 basic and $0.22 diluted earnings per share) for the quarter ended September 30, 2005 as compared to $817,000 ($0.13 basic and $0.12 diluted earnings per share) for the quarter ended September 30, 2004. The increase in net income resulted primarily from increases in net interest income offset, in part, by an increase in the provision for loan losses and operating expenses.

The table below highlights the changes in the nature and sources of income and expense.


                                                        Quarter ended September 30,       Increase
Operations                                                2005              2004         (Decrease)
                                                     ---------------   ---------------  -------------
(dollars in thousands)

Interest income                                             $ 9,173           $ 5,154        $ 4,019
Interest expense                                              1,749               684          1,065
                                                     ---------------   ---------------  -------------

Net interest income                                           7,424             4,470          2,954
Provision for credit losses                                    (800)             (611)           189
                                                     ---------------   ---------------  -------------

Net interest income after provision
  for credit losses                                           6,624             3,859          2,765
                                                     ---------------   ---------------  -------------
Other income                                                    994               834            160
Other expenses                                               (5,123)           (3,308)         1,815
                                                     ---------------   ---------------  -------------
Income before income taxes                                    2,495             1,385          1,110

Income taxes                                                   (990)             (568)           422
                                                     ---------------   ---------------  -------------
Net income                                                  $ 1,505             $ 817          $ 688
                                                     ===============   ===============  =============

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

         Net interest income for the quarter ended September 30, 2005 was $7,424,000 comprised of $9,173,000 in interest income and $1,749,000 in interest expense. Net interest income for the three months ended September 30, 2004 was $4,470,000 comprised of $5,154,000 in interest income and $684,000 in interest expense. Net interest income for the quarter ended September 30, 2005 represented an increase of $2.9 million or 66% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

         The net interest margin (net interest income divided by average earning assets) was 6.7% for the quarter ended September 30, 2005 and compared to 5.5% for the same quarter in 2004. The improvement in the net interest margin was the result of improved balance sheet leverage together with the impact of higher short-term market interest rates.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended September 30, 2005 and 2004.


                                                  September 30,                          September 30,
                                                       2005                                  2004
                                    ------------------------------------- --------------------------------------
dollars in thousands)
                                                    YIELDS     INTEREST                    YIELDS    INTEREST
                                       AVERAGE        OR       INCOME/        AVERAGE        OR       INCOME/
                                       BALANCE       RATES     EXPENSE        BALANCE       RATES     EXPENSE
                                    ------------------------------------- --------------------------------------
ASSETS
Interest earning assets:
  Loans (1)                              $ 378,357      9.2%     $ 8,670        $ 263,359      7.4%     $ 4,904
  Federal funds sold                        45,825      3.5%         399           28,655      1.4%         102
  Investment securities (2)                 17,462      2.4%         104           30,666      1.9%         148
  Other                                          -         -           -                -         -           -
                                    ------------------------------------- --------------------------------------
Total interest earning assets              441,644      8.3%       9,173          322,680      6.4%       5,154
                                                   ----------------------                 ----------------------

Noninterest-earning assets:
  Cash and due from banks                   30,557                                 19,850
  All other assets (3)                      13,123                                  6,136
                                    ---------------                       ----------------
      TOTAL                              $ 485,324                              $ 348,666
                                    ===============                       ================

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                  $ 4,176      0.8%         $ 8          $ 2,866      0.4%         $ 3
   Savings                                 205,120      2.3%       1,156          141,255      1.2%         438
   Time                                     52,644      3.1%         408           47,014      2.1%         243
Other                                       12,000      5.9%         177
                                    ------------------------------------- --------------------------------------
Total interest bearing liabilities         273,940      2.6%       1,749          191,135      1.4%         684
                                                   ---------------------- --------------------------------------

Noninterest-bearing liabilities:
   Demand deposits                         169,576                                123,412
   Accrued expenses and
     other liabilities                       5,141                                  2,837
Shareholders' equity                        36,667                                 31,282
                                    ---------------                       ----------------
    TOTAL                                $ 485,324                              $ 348,666
                                    ===============                       ================

                                                             ------------                           ------------
Net interest income                                     6.7%     $ 7,424                       5.5%     $ 4,470
                                                   ======================                 ======================


         (1) Loan fee amortization of $846,000 and $569,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
         (2)  Interest  income  is  reflected  on an actual  basis,  not a fully taxable equivalent basis. Yields are based on amortized cost.
         (3)  Net of average  allowance  for  credit  losses of  $5,090,000  and
              $3,572,000, respectively.

         The following table shows the effect on interest, income an expense of volume and rate changes for the quarters ended September 30, 2005 and 2004. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

VOLUME/RATE ANALYSIS
(dollars in thousands)                            September 30,
                                                  2005 vs. 2004
                                      ------------------------------------
                                               Increase (decrease)
                                                 due to change in
                                      ------------------------------------
                                        Average     Average      Total
                                         Volume       Rate       Change
                                      ------------------------------------

 Interest income:
   Loans                                  $ 2,635     $ 1,131     $ 3,766
   Federal funds sold                         149         148         297
   Investment securities                      (79)         35         (44)
     Other                                      -           -           -
                                      ------------------------------------
      Total interest income                 2,706       1,313       4,019
                                      ------------------------------------

 Interest expense:
   Demand                                       3           2           5
   Savings                                    360         358         718
   Time                                        44         121         165
   Other                                      177           -         177
                                      ------------------------------------
       Total interest expense                 582         483       1,065
                                      ------------------------------------

 Change in net interest income            $ 2,125       $ 830     $ 2,954
                                      ====================================

INTEREST INCOME

         Interest income of $9.2 million in the quarter ended September 30, 2005 represented an increase of $4.0 million, or 78%, over $5.2 million in the same quarter one year earlier. The increase in interest income was primarily due to growth in earning assets, particularly growth in average loan balances. Average earning assets for the quarter ended September 30, 2005 were $441.6 million and represented growth of $118.9 million or 37% over $322.7 million for the same period in 2004.

         Average gross loans were $378.4 million for three months ended September 30, 2005, an increase of $115.0 million or 44% over $263.4 million for the same period one year earlier. The average yield on loans was 9.2% for the quarter ended September 30, 2005 and 7.4% for the quarter ended September 30, 2004. The majority of the Company's loans are priced to adjust with movement in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate in the third quarter of 2004 and continuing into the first nine months of 2005.

         During the quarter ended September 30, 2005, the ratio of average gross loans to average deposits (one measure of leverage) increased to 87.7%, up from 83.7% in the comparable period of 2004. In addition, average loans comprised 85.7% of average earning assets in the three months ended September 30, 2005 compared to 81.6% in the first quarter of 2004.

         Other earning assets, consisting of investment securities and federal funds sold, averaged $63.3 million for the quarter ended September 30, 2005, an increase of $4.0 million or 6.7% from $59.3 million for the three months ended September 31, 2004.

         Taken together, the impact of higher short-term interest rates and increased balance sheet leverage resulted in an increase in the yield on average earning assets to 8.3% in the three months ended September 30, 2005 from 6.4% in 2004.

INTEREST EXPENSE

         Interest expense was $1,749,000 for the quarter ended September 30, 2005, which represented an increase of $1.1 million or 156% over $684,000 for the comparable period of 2004. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates on liabilities in 2005 compared to 2004. Also contributing to the increase in interest expense in 2005 was the Company's issuance of $12 million of trust preferred stock in December of 2004, which carries a fixed rate of interest of 5.9% for the first five years. Average interest-bearing liabilities were $273.9 million for the three months ended September 30, 2005, an increase of $82.8 million, or 43.3%, over $191.1 million for the same period one year earlier. In addition, the average rate paid on interest-bearing liabilities was 2.6% in the quarter ended September 30, 2005 compared to 1.4% in the third quarter of 2004 as a result of increases in short-term market interest rates.

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

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $800,000 to the allowance for credit losses for the three months ended September 30, 2005, as compared to $611,000 for the same period in 2004. There were $359,000 in loans charged off and $2,000 in recoveries during the three months ended September 30, 2005 and no loans charged-off and $9,000 in recoveries during the three month period ended September 30, 2004. At September 30, 2005, the allowance for credit losses was $5.33 million, representing 1.32% of total loans, as compared to $3.91 million, representing 1.40% of total loans, at September 30, 2004.

The following schedule provides an analysis of the allowance for credit losses

Analysis of the allowance for credit losses:

Analysis of the allowance for credit losses:
                                                       Quarter ended
(dollars in thousands)                                  September 30,
                                                      2005         2004
                                               ---------------------------
Balance, beginning of period                        $ 4,886       $ 3,290
Provision for credit losses                             800           611
Charge-offs                                            (359)            -
Recoveries                                                2             9
                                               ---------------------------
Balance, end of period                              $ 5,329       $ 3,910
                                               ===========================

         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were two non-accrual loans totaling $164,000 at September 30, 2005 as compared to two loans totaling $1,026,000 at December 31, 2004. In addition, at September 30, 2005 and December 31, 2004, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         At September 30, 2005 and December 31, 2004 there were no properties owned by the Company acquired through the foreclosure process and there were no restructured loans.


The following summarizes nonperforming loans at September 30, 2005 and December 31, 2004.


Nonperforming Loans                                                 September 30,   December 31,
(dollars in thousands)                                                   2005             2004
                                                                   ----------------------------------

Loans accounted for on a non-accrual basis                                    $ 164          $ 1,026
Loans restructured and in compliance with modified terms                          -                -
Other loans with principal or interest contracturally past due
  90 days or more                                                                 -                -
                                                                   ----------------------------------

                                                                              $ 164          $ 1,026
                                                                   ==================================


         Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as follows for the period ended September 30, 2005 and December 31, 2004:


                                    September 30, 2005               December 31, 2004
                              ------------------------------   ------------------------------
                                              Percent of                       Percent of
                                             loans in each                    loans in each
                                              category to                      category to
(dollars in thousands)           Amount       total loans         Amount       total loans
                              ------------------------------   ------------------------------

Commercial and other                $ 1,825           35.9%            $ 998           34.2%
SBA                                   1,599           13.0%            1,231           15.4%
Real estate construction                737           19.0%              444           14.3%
Real estate term                        657           21.5%            1,132           27.2%
Factoring/ABL                           474            9.3%              312            7.6%
Other                                    37            1.3%               29            1.3%
                              ------------------------------   ------------------------------
                                    $ 5,329          100.0%          $ 4,146          100.0%
                              ==============================   ==============================


         Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's loan portfolio, which includes approximately $164,000,000 in real estate and construction loans, representing approximately 40% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and Other Real Estate Owned ("OREO") and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

NON-INTEREST INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the three months ended September 30, 2005 and 2004.


Non-interest Income
 (dollars in thousands)
                                                 2005                      2004
                                        -----------------------   -----------------------
                                           Amount     Percent        Amount     Percent
                                        -----------------------   -----------------------
 Gain on sale of SBA loans                   $ 521       52.4%         $ 534       64.0%
 SBA loan servicing income                     104       10.5%            88       10.5%
 Increase in value of life insurance            86        8.6%            20        2.4%
 Depositor service charges                      89        9.0%            98       11.8%
 Other operating income                        194       19.5%            94       11.3%
                                        -----------------------   -----------------------

                                             $ 994      100.0%         $ 834      100.0%
                                        =======================   =======================

         Non-interest income totaled $994,000 in the third quarter of 2005, an increase of $160,000 or 19.2% from $834,000 in 2004. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan packaging fees, service charge income on deposit accounts and increase in value of Bank owned life insurance. The increase in non-interest income for the third quarter of 2005 was primarily a result of an increase in value of Bank owned life insurance and in other operating income.

         Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $521,000 in the quarter ended September 30, 2005 which represented a decrease of $13,000 or 2% compared to $534,000 the same period one year earlier. During the third quarter of 2005 the Company's SBA group funded $22.6 million in new loans and sold $17.6 million which compared to $21.1 million funded and $18.1 million sold in the same period one year earlier.

NON-INTEREST EXPENSE

         The components of other expense are set forth in the following table for the three months ended September 30, 2005 and 2004.


 Other Expense as a Percent of Average Earning Assets
 (dollars in thousands)
                                  2005                         2004
                              -------------------------    ------------------------
                                 Amount      Percent          Amount     Percent
                              -------------------------    ------------------------

 Salaries and benefits            $ 2,993         2.7%         $ 2,050        2.5%
 Occupancy                            418         0.4%             339        0.4%
 Data processing                      254         0.2%             206        0.3%
 Legal and professional               204         0.2%              25        0.0%
 Furniture and equipment              144         0.1%             193        0.3%
 Other                              1,110         1.0%             495        0.6%
                              -------------------------    ------------------------

                                  $ 5,123         4.6%         $ 3,308        4.1%
                              ============                 ============

         Operating expenses were $5,123,000 for the three months ended September 30, 2005, an increase of $1,815,000 or 55.0% from $3,308,000 at September 30,
2004. As a percentage of average earning assets, other expenses for the three months ended September 30, 2005 and 2004 were 4.6% and 4.1%, respectively, on an annualized basis. In 2005, operating expenses were comprised primarily of salaries and benefits of $2,993,000, which compared to $2,050,000 in 2004, occupancy expense of $418,000 which compared to $339,000 in 2004, and data processing expense of $254,000 which compared to $206,000 in 2004. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. Beginning in the fourth quarter of 2004 and continuing through the first nine months of 2005, the Company added headcount related to launching a technology banking division, establishing the
International Services and Investment Services product groups, and opening a loan production office in San Ramon to serve the East Bay region. At September 30, 2005, the Company employed 97 FTE compared to 73 FTE on the same date one year earlier. The increase in occupancy expense is primarily due to expense related to the facility at 55 Almaden Blvd, San Jose, California and the new facility at 2010 Crow Canyon Place, Suite 100 San Ramon, California. Data processing expense increased primarily as a result of increased volumes and locations.

SUMMARY OF FINANCIAL RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 2005

The Company reported net income of $3,841,000 ($0.62 basic and $0.57 diluted earnings per share) for the nine months ended September 30, 2005 as compared to $1,907,000 ($0.32 basic and $0.29 diluted earnings per share) for the nine months ended September 30, 2004. The increase in net income resulted primarily from increases in net interest income offset, in part, by an increase in operating expenses.

The table below highlights the changes in the nature and sources of income and expense.


                                                     Nine months ended September 30,
                                                                                      Increase
Operations                                              2005           2004          (Decrease)
                                                     ------------   ------------    -------------
(dollars in thousands)

Interest income                                         $ 23,702       $ 13,424          $10,278
Interest expense                                           4,574          2,021            2,553
                                                     ------------   ------------    -------------

Net interest income                                       19,128         11,403            7,725
Provision for credit losses                               (1,562)        (1,385)             177
                                                     ------------   ------------    -------------

Net interest income after provision
  for credit losses                                       17,566         10,018            7,548
                                                     ------------   ------------    -------------
Other income                                               2,914          2,735              179
Other expenses                                           (14,079)        (9,517)           4,562
                                                     ------------   ------------    -------------
Income before income taxes                                 6,401          3,236            3,165

Income taxes                                              (2,560)        (1,329)           1,231
                                                     ------------   ------------    -------------
Net income                                               $ 3,841        $ 1,907          $ 1,934
                                                     ============   ============    =============


NET INTEREST INCOME AND MARGIN

         Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the nine months, the rates earned on such assets and the rates paid on interest bearing liabilities.

         Net interest income for the nine months ended September 30, 2005 was $19,128,000 comprised of $23,702,000 in interest income and $4,574,000 in interest expense. Net interest income for the nine months ended September 30, 2004 was $11,403,000 comprised of $13,425,000 in interest income and $2,021,000 in interest expense. Net interest income for the nine months ended September 30, 2005 represented an increase of $7.7 million or 68% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

         The net interest margin (net interest income divided by average earning assets) was 6.3% for the nine months ended September 30, 2005 and compared to 5.0% for the same nine months in 2004. The improvement in the net interest margin was the result of improved balance sheet leverage together with the impact of higher short-term market interest rates.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the nine months ended September 30, 2005 and 2004.


                                                  September 30,                            September 30,
                                                      2005                                     2004
                                    ----------------------------------------  -------------------------------------
                                                 (dollars in thousands)
                                                      YIELDS     INTEREST                    YIELDS     INTEREST
                                        AVERAGE         OR       INCOME/         AVERAGE       OR       INCOME/
                                        BALANCE       RATES      EXPENSE         BALANCE      RATES     EXPENSE
                                    ----------------------------------------  -------------------------------------
ASSETS
Interest earning assets:
  Loans (1)                               $ 339,570       8.8%      $22,254       $ 229,744      7.4%      $12,671
  Federal funds sold                         49,178       3.0%        1,102          44,615      1.1%          357
  Investment securities (2)                  19,923       2.3%          342          31,222      1.7%          396
  Other                                         183       2.9%            4               -         -            -
                                    ----------------------------------------  -------------------------------------
Total interest earning assets               408,854       7.8%       23,702         305,581      5.9%       13,424
                                                    ------------------------                -----------------------

Noninterest-earning assets:
  Cash and due from banks                    26,496                                  17,604
  All other assets (3)                       12,628                                   3,520
                                    ----------------                          --------------
      TOTAL                               $ 447,978                               $ 326,705
                                    ================                          ==============

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                   $ 3,538       0.8%         $ 20         $ 3,751      0.6%         $ 17
   Savings                                  183,426       2.1%        2,850         130,822      1.3%        1,254
   Time                                      54,015       2.8%        1,142          45,792      2.2%          750
Other                                        13,833       5.4%          562               -         -            -
                                    ----------------------------------------  -------------------------------------
Total interest bearing liabilities          254,812       2.4%        4,574         180,365      1.5%        2,021
                                                    ------------------------                -----------------------

Noninterest-bearing liabilities:
   Demand deposits                          153,568                                 113,723
   Accrued expenses and
     other liabilities                        4,452                                   2,432
Shareholders' equity                         35,146                                  30,185
                                    ----------------                          --------------
    TOTAL                                 $ 447,978                               $ 326,705
                                    ================                          ==============

                                                               -------------                          -------------
Net interest income                                       6.3%      $19,128                      5.0%      $11,403
                                                    ========================                =======================


         (4) Loan fee amortization of $2,328,000 and $1,495,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
         (5)  Interest  income  is  reflected  on an actual  basis,  not a fully taxable equivalent basis. Yields are based on amortized cost.
         (6)  Net of average  allowance  for  credit  losses of  $4,662,000  and
              $3,115,000, respectively.

         The following table shows the effect on interest, income and expense of volume and rate changes for the nine months ended September 30, 2005 and 2004. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

VOLUME/RATE ANALYSIS
(dollars in thousands)                            September 30,
                                                 2005 vs. 2004
                                      ------------------------------------
                                              Increase (decrease)
                                                due to change in
                                      ------------------------------------
                                        Average     Average      Total
                                         Volume       Rate       Change
                                      ------------------------------------
 Interest income:
   Loans                                  $ 7,198     $ 2,385     $ 9,583
   Federal funds sold                         102         643         745
   Investment securities                     (194)        140         (54)
     Other                                      4           -           4
                                      ------------------------------------
      Total interest income                 7,110       3,168      10,278
                                      ------------------------------------

 Interest expense:
   Demand                                      (1)          4           3
   Savings                                    817         779       1,596
   Time                                       174         218         392
   Other                                      562           -         562
                                      ------------------------------------
       Total interest expense               1,552       1,001       2,553
                                      ------------------------------------

 Change in net interest income            $ 5,558     $ 2,167     $ 7,725
                                      ====================================

INTEREST INCOME

         Interest income of $23.7 million in the nine months ended September 30, 2005 represented an increase of $10.3 million, or 77%, over $13.4 million in the same nine months one year earlier. The increase in interest income was primarily due to growth in earning assets, particularly growth in average loan balances. Average earning assets for the nine months ended September 30, 2005 were $408.9 million and represented growth of $103.3 million or 34% over $305.6 million for the same period in 2004.

         Average gross loans were $339.6 million for nine months ended September 30, 2005, an increase of $109.8 million or 48% over $229.7 million for the same period one year earlier. The average yield on loans was 8.8% for the nine months ended September 30, 2005 and 7.4% for the nine months ended September 30, 2004. The majority of the Company's loans are priced to adjust with movement in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate in the third quarter of 2004 and continuing into 2005.

         During the nine months ended September 30, 2005, the ratio of average gross loans to average deposits (one measure of leverage) increased to 86.1%, up from 78.1% in the comparable period of 2004. In addition, average loans comprised 83.1% of average earning assets in the three months ended September 30, 2005 compared to 75.2% in the first nine months of 2004.

         Other earning assets, consisting of investment securities and federal funds sold, averaged $69.3 million for the nine months ended September 30, 2005, a decrease of $6.5 million or 8.6% from $75.8 million for the nine months ended September 31, 2004.

         Taken together, the impact of higher short-term interest rates and increased balance sheet leverage resulted in an increase in the yield on average earning assets to 7.8% in the nine months ended September 30, 2005 from 5.9% in 2004.

INTEREST EXPENSE

         Interest expense was $4.6 million for the nine months ended September 30, 2005, which represented an increase of $2.6 million or 126.3% over $2.0 million for the comparable period of 2004. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates on liabilities in 2005 compared to 2004. Also contributing to the increase in interest expense in 2005 was the Company's issuance of $12 million of trust preferred stock in December of 2004, which carries a fixed rate of interest of 5.9% for the first five years. Average interest-bearing liabilities were $254.8 million for the nine months ended September 30, 2005, an increase of $74.4 million, or 41.3%, over $180.4 million for the same period one year earlier. In addition, the average rate paid on interest-bearing liabilities was 2.4% in the nine months ended September 30, 2005 compared to 1.5% in the first nine months of 2004 as a result of increases in short-term market interest rates.

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

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $1,562,000 to the allowance for credit losses for the nine months ended September 30, 2005, as compared to $1,385,000 for the same period in 2004. There were $384,000 in loans charged off and $5,000 in recoveries during the nine months ended September 30, 2005 and $190,000 in loans charged-off and $32,000 in recoveries during the nine month period ended September 30, 2004. At September 30, 2005, the allowance for credit losses was $5.33 million, representing 1.32% of total loans, as compared to $3.91 million, representing 1.40% of total loans, at September 30, 2004.

The following schedule provides an analysis of the allowance for credit losses

Analysis of the allowance for credit losses:

                                      Nine months ended
(dollars in thousands)                  September 30,
                                      2005        2004
                                   ------------------------
Balance, beginning of period           $ 4,146     $ 2,683
Provision for credit losses              1,562       1,385
Charge-offs                               (384)       (190)
Recoveries                                   5          32
                                   ------------------------
Balance, end of period                 $ 5,329     $ 3,910
                                   ========================

         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were two non-accrual loans totaling $164,000 at September 30, 2005 and two non-accrual loans totaling

$1,026,000 at December 31, 2004. In addition, at September 30, 2005 and December 31, 2004, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         See "Summary of Financial Results - Quarter ended September 30, 2005-Provision for Credit Losses" for a discussion of nonperforming assets.

NON-INTEREST INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the nine months ended September 30, 2005 and 2004.


Non-interest Income
(dollars in thousands)                               2005                      2004
                                          ------------------------  ------------------------
                                               Amount     Percent        Amount     Percent
                                          ------------------------  ------------------------

 Gain on sale of SBA loans                    $ 1,583       54.3%       $ 1,920       70.2%
 Increase in value of life insurance              291       10.0%            20        0.7%
 SBA loan servicing income                        278        9.5%           229        8.4%
 Depositor service charges                        245        8.4%           270        9.9%
 Other operating income                           517       17.8%           296       10.8%
                                          ------------------------  ------------------------

                                              $ 2,914      100.0%       $ 2,735      100.0%
                                          ========================  ========================

         Non-interest income totaled $2,914,000 for the first nine months of 2005, an increase of $180,000 or 6.6% from $2,734,000 in 2004. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan packaging fees, service charge income on deposit accounts and increase in value of Bank owned life insurance. The increase in non-interest income for the first nine months of 2005 was primarily a result of an increase of $271,000 in value of Bank owned life insurance, offset by a decrease in income recognized on sale of SBA loans.

         Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $1,583,000 in the nine months ended September 30, 2005 which represented a decrease of $337,000 or 17.6% compared to $1,920,000 the same period one year earlier.
During the first nine months of 2005 the Company's SBA group funded $53.7 million in new loans and sold $47.7 million which compared to $57.5 million funded and $49.1 million sold in the same period one year earlier.

NON-INTEREST EXPENSE

         The components of other expense are set forth in the following table for the nine months ended September 30, 2005 and 2004.

Other Expense as a Percent of Average Earning Assets
(dollars in thousands)
                                        2005                      2004
                              ------------------------  ------------------------
                                 Amount     Percent        Amount     Percent
                              ------------------------  ------------------------

 Salaries and benefits            $ 8,325        2.7%       $ 5,623        2.4%
 Occupancy                          1,222        0.4%         1,084        0.5%
 Data processing                      758        0.3%           507        0.2%
 Legal and professional               541        0.2%           348        0.2%
 Furniture and equipment              432        0.1%           439        0.2%
 Other                              2,801        0.9%         1,516        0.7%
                              ------------              -------------

                                 $ 14,079        4.6%       $ 9,517        4.2%
                              ============              ============


         Operating expenses were $14.1 million for the nine months ended September 30, 2005, an increase of $4.6 million or 44.3% from $9.5 million at September 30, 2004. As a percentage of average earning assets, other expenses for the nine months ended September 30, 2005 and 2004 were 4.6% and 4.2%, respectively, on an annualized basis. In 2005, operating expenses were comprised primarily of salaries and benefits of $8.3 million, which compared to $5.6 million in 2004, occupancy expense of $1.2 million, which compared to $1.1 million in 2004, and data processing expense of $758,000 which compared to $507,000 in 2004. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. Beginning in the fourth quarter of 2004 and continuing through the first nine months of 2005, the Company added headcount related to launching a technology banking division, establishing the International Services and Investment Services product groups, and opening a loan production office in San Ramon to serve the East Bay region. At September 30, 2005, the Company employed 97 FTE compared to 73 FTE on the same date one year earlier. The increase in occupancy expense is primarily due to expense related to the facility at 55 Almaden Blvd, San Jose, California and the new facility at 2010 Crow Canyon Place, Suite 100 San Ramon, California. Data processing expense increased primarily as a result of increased volumes and locations.

BALANCE SHEET

         Total assets of Bridge Bank at September 30, 2005 were $539.6 million, an increase of $137.6 million or 34.2% as compared to $402.0 million at December 31, 2004. Growth in total assets was principally due to an increase in deposit balances.

         The following table shows the Company's loans by type and their percentage distribution for the periods ended September 30, 2005 and December 31, 2004.

LOAN PORTFOLIO
(dollars in thousands)                        September 30,  December 31,
                                                  2005            2004
                                             --------------------------------
Commercial                                         $ 144,915       $ 100,681
SBA                                                   52,628          45,251
Real estate construction                              76,860          42,323
Real estate other                                     86,694          80,044
Factoring and Asset based                             37,602          22,342
Other                                                  5,393           3,945
                                             --------------------------------
Total gross loans                                    404,092         294,586
Unearned fee income                                   (1,337)           (973)
  Total loan portfolio                               402,755         293,613
                                             --------------------------------
Less allowance for credit losses                      (5,329)         (4,146)
                                             --------------------------------
     Loans, net                                    $ 397,426       $ 289,467
                                             ================================

Commercial                                             35.9%           34.2%
SBA                                                    13.0%           15.4%
Real estate construction                               19.0%           14.3%
Real estate term                                       21.5%           27.2%
Factoring and Asset based                               9.3%            7.6%
Other                                                   1.3%            1.3%
                                             --------------------------------
Total gross loans                                     100.0%          100.0%
                                             ================================

         Net loan balances increased to $397.4 million at September 30, 2005, which represented an increase of $107.9 million (37.3%) as compared to $289.5 million at December 31, 2004. The increase in loans was primarily in real estate construction and commercial loans without a concentration in any one specific category of loans, although overall real estate secured loans comprise over 40% of loan balances at September 30, 2005. The increase was a result of general marketing efforts.

         The Company's commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara county region. Commercial loans were $145 million at September 30, 2005, which represented an increase of $44.2 million or 43.9% over $100.7 million at December 31, 2004. At September 30, 2005, commercial loans comprised 35.9% of total loans outstanding compared to 34.2% at December 31, 2004.

         In September of 2002, the Company established an SBA lending group in Santa Clara with a loan production office in Sacramento county. In October 2004, the Company established a loan production office in San Diego county. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 70% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, The Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA through a Community Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company's position. The Company's position in relation to the real estate "piggyback" loans can range from 50% to 70% loan to value. At September 30, 2005, SBA loans comprised $52.6 million, or 13.0%, of total loans, an increase of $7.4 million from $45.3 million at December 31,

2004. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At September 30, 2005 and December 31, 2004, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

         The Company's construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $34.5 million, or 81.6%, to $76.8 million at September 30, 2005 over $42.3 million at December 31, 2004. Construction loan balances at September 30, 2005 comprised 19.0% of total loans compared to 14.3% at December 31, 2004.

         Other real estate loans increased $6.7 million or 8.3% to $86.7 million at September 30, 2005 over $80.0 million at December 31, 2004. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 21.5% of total loans at September 30, 2005 and 27.2% at December 31, 2004.

         Average total assets of the Company for the nine months ended September 30, 2005 were $448.0 million. Average earning assets reached $408.9 million, representing 91.3% of total assets, in the nine months ended September 30, 2005 with an average yield of 7.8%. The increase in yield reflects the increase in the volume and interest rate on average earning assets. In addition, average loan balances for the nine months ended September 30, 2005 were $339.6 million, representing 83.1% of average earning assets and 83.2% of average deposits as compared to $229.7 million for the nine months ended September 30, 2004 representing 75.0% of average earning assets and 78.0% of average deposits.

         Deposits represent Bridge Bank's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank's market area. The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of September 30, 2005 and December 31, 2004.


DEPOSIT CATEGORIES
(dollars in thousands)                     September 30,                December 31,
                                         2005                         2004
                                      ------------------------     ------------------------
                                                    Percent                      Percent
                                         Total     of total           Total     of total
                                        Amount     deposits          Amount     deposits
                                      ------------------------     ------------------------
Noninterest-bearing  demand             $ 178,371      37.06%        $ 126,895      36.00%
Interest-bearing demand                     4,243       0.88%            3,946       1.12%
Money market and savings                  236,851      49.21%          169,801      48.18%
Certificates of deposit:
  Less than $100                           19,391       4.03%           16,182       4.59%
  $100 and more                            42,414       8.81%           35,632      10.11%
                                      ------------------------     ------------------------

Total                                   $ 481,270     100.00%        $ 352,456     100.00%
                                      ========================     ========================

         Deposits increased $128.8 million or 36.6% from $352.5 million at December 31, 2004 to $481.3 million at September 30, 2005. The increase in deposits was primarily in non-interest bearing demand and money market accounts. The increase can be attributed to marketing efforts to attract new account relationships and the increased level of title and escrow company and 1031 real estate exchange funds on deposit at September 30, 2005. Deposit totals at September 30, 2005 included $174.7 million, or 36.3%, in title and escrow company account and 1031 exchange balances compared to $109.3 million, or 31.0%, at December 31, 2004. Excluding title and escrow company and exchange account balances, deposits increased $63.5 million or 26.1% compared to December 31, 2004.

         At September 30, 2005, the total number of deposit accounts reached 2,462 with an average balance per account (excluding title) of approximately $169,969.

         Average deposits for the nine months ended September 30, 2005 were $394.5 million comprised of average interest-bearing deposits of $241.0 million and average non-interest bearing demand deposits of $153.6 million. The average rate paid on interest-bearing deposits was 2.4% and the Company's overall net interest margin was 6.3%.

LEVERAGE

         Total gross loan balances at September 30, 2005 were $404.1 million. The resulting loan to deposit ratio was 84.0%. Other earning assets at September 30, 2005 were primarily comprised of Fed Funds sold of $78.5 million. To date, the Company has deployed earning assets primarily in Fed funds or governmental mutual funds to address the potential volatility of title company deposit balances and to accommodate projected loan funding.


CAPITAL RESOURCES

         The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks. Additional capital requirements may be imposed on banks based on market risk. The FDIC requires a Tier 1 CAPITAL1/ ratio to total assets ratio of 8% for new banks during the first three years of operation.

------------------------

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

         The Company's Tier 1 capital at September 30, 2005 was $49.4 million comprised of $33.5 million of capital stock and surplus, $3.9 million in retained earnings and trust preferred of $12.0 million.

         The following table shows the Company's capital ratios at September 30, 2005 and December 31, 2004 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.


                                             As of September 30,        As of December 31,
             (in thousands)                        2005                       2004
                                         ------------------------  -------------------------
                                           Amount       Ratio         Amount       Ratio
                                         ------------------------  -------------------------
Company Capital Ratios
-----------------------------------------
Tier 1 Capital                               $49,401      10.76%        $44,172      12.34%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $18,361       4.00%        $14,313       4.00%

Total Capital                                $54,730      11.92%        $49,268      13.77%
(to Risk Weighted Assets)
Total capital minimum requirement            $36,721       8.00%        $28,625       8.00%

Company leverage
Tier 1 Capital                               $49,401      10.18%     $ 44,172        12.94%
(to Average Assets)
Total capital minimum requirement            $19,413       4.00%     $ 13,659         4.00%

Bank Risk Based Capital Ratios
-----------------------------------------
Tier 1 Capital                               $47,530      10.36%        $43,058      12.03%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $18,360       4.00%        $14,313       4.00%

Total Capital                                $52,859      11.52%        $47,204      13.19%
(to Risk Weighted Assets)
Total capital minimum requirement            $36,720       8.00%        $28,625       8.00%

Bank leverage
Tier 1 Capital                               $47,530       9.79%        $43,058      12.61%
(to Average Assets)
Total capital minimum requirement            $19,412       4.00%        $13,659       4.00%


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

The Company and the Bank were considered well capitalized at September 30, 2005.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


LIQUIDITY/INTEREST RATE SENSITIVITY

         The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At September 30, 2005 and December 31, 2004, liquid assets as a percentage of deposits were 25.5% and 27.1%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $20 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs and additionally has approximately $14 million in borrowing capacity at the Federal Home Loan Bank of San Francisco. The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

         The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company's earning assets and interest-bearing liabilities at September 30, 2005, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.


DISTRIBUTION OF REPRICING OPPORTUNITIES
September 30, 2005
(dollars in thousands)
                                             After three  After six   After one
                                    Within   months but   months but  year but    After
                                    three    within six   within one   within      five
                                    months     months        year     five years  years      Total
                                  --------------------------------------------------------------------
Federal funds sold                   $78,515         $ -          $ -       $ -        $ -   $ 78,515
U.S. Treasury securities                   -         198            -         -          -        198
Agency securities                      3,992       3,054        5,176     3,934          -     16,156
Loans                                204,627      57,300       48,181    60,251     33,733    404,092
                                  --------------------------------------------------------------------
 Total earning assets                287,134      60,552       53,357    64,185     33,733    498,961
                                  --------------------------------------------------------------------
Interest checking, money market
  and savings                        241,094           -            -         -          -    241,094
Certificates of deposit:
 Less than $100,000                    1,796      10,301        3,893     3,401          -     19,391
  $100,000 or more                    21,612       8,305        9,340     3,157          -     42,414
                                  --------------------------------------------------------------------
 Total interest-bearing liabilities  264,502      18,606       13,233     6,558          0    302,899
                                  --------------------------------------------------------------------
Interest rate gap                    $22,632     $41,946      $40,124   $57,627    $33,733   $196,062
                                  ====================================================================
Cumulative interest rate gap         $22,632     $64,578     $104,702  $162,329   $196,062
                                  =========================================================
Interest rate gap ratio                 0.08        0.69         0.75      0.90       1.00
                                  =========================================================
Cumulative interest rate gap ratio      0.08        0.19         0.26      0.35       0.39
                                  =========================================================

         Based on the contractual terms of its assets and liabilities, the Company's balance sheet as September 30, 2005 was asset sensitive in terms of its short-term exposure to interest rates. That is, at September 30, 2005 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Company have been written with a minimum "floor" rate.

The following table shows contractual maturity of the loan portfolio at September 30, 2005 and December 31, 2004. At September 30, 2005, approximately 73% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.


                            Balances at                Due after one
                           September 30,  Due one year year through  Due after
(dollars in thousands)          2005        or less     five years   five years
--------------------------------------------------------------------------------
Commercial and other            $ 144,915      $71,454       $56,366    $17,095
SBA                                52,628        6,114             5     46,509
Real estate construction           76,860       71,995         3,505      1,360
Real estate-other                  86,694       35,556         8,971     42,167
Factoring/ABL                      37,602       36,402         1,200          -
Other                               5,393        4,966           427          -
                           -----------------------------------------------------
TOTAL                           $ 404,092     $226,487       $70,474   $107,131
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

         In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of September 30, 2005 those guarantees include the following: 10,255,000.

The  table  below  summarizes  the  Company's   off-balance   sheet  contractual
obligations.


Off-balance Sheet Arrangement and Aggregate Contractual Obligations

                                                      Payments due by period
                           ------------------------------------------------------------------------
 Contractural Obligations                  Less than        1 - 3         3 - 5        More than
                               Total         1 year         years         years         5 years
---------------------------------------------------------------------------------------------------

Long-term contracts            $ 332,000      $ 233,000      $ 99,000            $ -           $ -

Operating leases               8,472,000      1,004,000     1,261,000      1,093,000     5,114,000
                           ------------------------------------------------------------------------

Total                        $ 8,804,000    $ 1,237,000   $ 1,360,000    $ 1,093,000   $ 5,114,000
                           ========================================================================


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

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, such control.

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

         None.


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




                                        BRIDGE CAPITAL HOLDINGS




Dated: November 4, 2005                 By: /s/ DANIEL P. MYERS
                                           ----------------------------------
                                                Daniel P. Myers
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)



Dated: November 4, 2005                 By: /s/ THOMAS A. SA
                                           ----------------------------------
                                                Thomas A. Sa
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)