Form 10-K
period 2005-12-31
Bridge Capital Holdings
filed 2006-03-13
CIK 1304740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                 For the fiscal year ended December 31, 2005 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


       For the transition period from________________to ________________


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


         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

         Bridge Capital Holdings (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]   No [ ]

         Indicate by checkmark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of Bridge Capital Holdings was $88,002,658 as of June 30, 2005.

         As of January 27, 2006, Bridge Capital Holdings had 6,227,596, shares of common stock outstanding.

         Documents incorporated by reference: The Company's Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by reference in
Part III, Items 10 through 14.

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

                                     PART 1


ITEM 1.  BUSINESS


General

         On July 26, 2000 an Application to Obtain a National Banking Charter and Federal Deposit Insurance was filed with the Comptroller of the Currency
(the "Comptroller") and with the Federal Deposit Insurance Corporation (the "FDIC"). The Comptroller approved the Application on November 17, 2000 and the FDIC approved the Bank's Application for Federal Deposit Insurance for Bridge Bank, National Association. On December 6, 2000, the Bank's Articles of Association and Organizers' Certificate were adopted by the Bank's organizers, which established the Bank's corporate existence. There are no predecessors to the Bank.

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

         At December 31, 2005, the Bank had total assets of approximately $537 million, total gross loans of $440 million and total deposits of approximately $468 million. At December 31, 2005, the Company had 103 full-time equivalent employees.


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


LENDING ACTIVITIES

         The Bank engages in a full range of lending products designed to meet the specialized needs of its customers, including commercial lines of credit and term loans, constructions loans, equipment loans, and mortgage loans. Additionally, the Bank extends accounts receivable, factoring and inventory financing to qualified customers. Loans are also offered through the Small Business Administration guarantee loan programs, both the 7(a) and 504 programs (described below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--FINANCIAL CONDITION AND EARNING ASSETS--Loan Portfolio").

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

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit. As of December 31, 2005, the Bank's unsecured legal lending limit to a single borrower and such borrower's related parties was $8,353,000 based on regulatory capital of $55,684,000. However, for risk management purposes, the Bank has established internal policies, which at present provide lending limits that are less than the Bank's legal lending limit.

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


REGULATION W

         The Federal Reserve has adopted Regulation W to comprehensively implement sections 23A and 23B of the Federal Reserve Act.

         Sections 23A and 23B and Regulation W limit the risks to a bank from transactions between the bank and its affiliates and limit the ability of a bank to transfer to its affiliates the benefits arising from the bank's access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system. The statute and rule impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a non-affiliate if an affiliate benefits from the transaction). However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

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

Regulation W has certain exemptions, including:

     o For state-chartered banks, an exemption for subsidiaries lawfully conducting non-bank activities before issuance of the final rule.

     o An exemption for extensions of credit by a bank under a general purpose credit card where the borrower uses the credit to purchase goods or services from an affiliate of the bank, so long as less than 25% of the aggregate amount of purchases with the card are purchases from an affiliate of the bank (a bank that does not have non-financial affiliates is exempt from the 25% test).

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

         The Federal Reserve expects examiners and other supervisory staff to review inter-company transactions closely for compliance with the statutes and Regulation W and to resolve any violations or potential violations quickly.


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


BANK HOLDING COMPANY ACT

         The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). As a bank holding company, Capital Corp is subject to examination by the FRB. Pursuant to the BHCA, Capital Corp is also subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries. It may, of course, manage or control banks. Generally, however, it is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in non-banking activities, unless the FRB finds such activities to be "so closely related to banking" as to be deemed "a proper incident thereto" within the meaning of the BHCA. As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for "well managed" companies, prior written notice to) the FRB.

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

     o An exemption for extensions of credit by a bank under a general purpose credit card where the borrower uses the credit to purchase goods or services from an affiliate of the bank, so long as less than 25% of the aggregate amount of purchases with the card are purchases from an affiliate of the bank (a bank that does not have non-financial affiliates is exempt from the 25% test).

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


F.       Capital Adequacy Requirements


         The Bank is subject to the Comptroller 's capital guidelines and regulations governing capital adequacy for national banks. Additional capital requirements may be imposed on banks based on market risk. The FDIC requires a Tier 1 capital/1/ ratio to total assets ratio of 8% for new banks during the first three years of operation.

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

         The risk-based capital ratio focuses principally on broad categories of credit risk, and may not take into account many other factors that can affect a bank's financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The


__________________

/1/ Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

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

     At December 31, 2004, the Bank is in compliance with the Comptroller's risk-based and leverage ratios. See Footnote 15 to the Bank's Financial Statements included under Item 8. of this Annual Report.


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

         FDICIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized, or that is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed by regulation or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency, to take one or more of the following actions: (a) sell enough shares, including voting shares, to become adequately capitalized; (b) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (c) restrict specified transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (d) otherwise restrict transactions with bank or non-bank affiliates; (e) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region"; (f) restrict asset growth or reduce total assets; (g) alter, reduce or terminate activities; (h) hold a new election of directors; (i) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the agency must comply with procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (j) employ "qualified" senior executive officers; (k) cease accepting deposits from correspondent depository institutions; (l) divest non-depository affiliates which pose a danger to the institution; (m) be divested by a parent holding company; and (n) take any other action which the agency determines would better carry out the purposes of the prompt corrective action provisions.

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


M.       Sarbanes-Oxley Act

         The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment an accounting oversight board to enforce auditing, quality control and independence standards, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

     The major provisions of the Gramm-Leach-Bliley Act are: . FINANCIAL HOLDING COMPANIES AND FINANCIAL ACTIVITIES. Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company.

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

P.       FAIR CREDIT REPORTING

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


Q.       CONSUMER LAWS AND REGULATIONS

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


R. EXPOSURE TO AND MANAGEMENT OF RISK

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


S.       MONEY LAUNDERING CONTROL ACT

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

T.       SAFETY AND SOUNDNESS STANDARDS

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


U.       LEGISLATION AND PROPOSED CHANGES

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


V.       IMPACT OF GOVERNMENT MONETARY POLICY

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

W.       CONCLUSIONS

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


ITEM 1A.  RISK FACTORS


                                  RISK FACTORS

         Readers and prospective investors in our securities should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report.

         The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

         If any of the following risks actually occur, the Company's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company's securities could decline significantly, and you could lose all or part of your investment.


MARKET AND INTEREST RATE RISK


CHANGES IN INTEREST RATES COULD REDUCE INCOME AND CASH FLOW

         The discussion in this report under "Item 7a Quantitative and Qualitative Disclosures About Market Risk" is incorporated by reference in this paragraph. The Company's income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. We cannot control or prevent changes in the level of interest rates. They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.


RISKS RELATED TO THE NATURE AND GEOGRAPHICAL LOCATION OF BRIDGE CAPITAL HOLDINGS' BUSINESS


BRIDGE CAPITAL HOLDINGS' INVESTS IN LOANS THAT CONTAIN INHERENT CREDIT RISKS THAT MAY CAUSE US TO INCUR LOSSES

         The Company closely monitors the markets in which it conducts its lending operations and adjusts its strategy to control exposure to loans with higher credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. We can provide no assurance that the credit quality of our loans will not deteriorate in the future and that such deterioration will not adversely affect Bridge Capital.

BRIDGE  CAPITAL   HOLDINGS'   OPERATIONS  ARE  CONCENTRATED   GEOGRAPHICALLY  IN
CALIFORNIA, AND POOR ECONOMIC CONDITIONS MAY CAUSE US TO INCUR LOSSES.

         Substantially all of Bridge Capital Holdings' business is located in California. Bridge Capital Holdings' financial condition and operating results will be subject to changes in economic conditions in California. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions. Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, the California state government's budgetary difficulties and continuing fiscal difficulties. The company will be subject to changes in economic conditions. We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely effect Bridge Capital Holdings.


THE MARKETS IN WHICH BRIDGE CAPITAL HOLDINGS OPERATES ARE SUBJECT TO THE RISK OF EARTHQUAKES AND OTHER NATURAL DISASTERS

         Most of the properties of Bridge Capital Holdings are located in California. Also, most of the real and personal properties which currently secure the company's loans are located in California. California is a state which is prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood or other natural disaster, Bridge Capital Holdings faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood or other natural disaster in California could have a material adverse effect on Bridge Capital Holdings' business, financial condition, results of operations and cash flows.


SUBSTANTIAL  COMPETITION IN THE CALIFORNIA BANKING MARKET COULD ADVERSELY AFFECT
US

         Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California. Our competitors include a large number of state and national banks, thrift institutions and credit unions, as well as many financial and non-financial firms that offer services similar to those offered by us. Other competitors include large financial institutions that have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.


REGULATORY RISKS


RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS COULD LIMIT AMOUNTS PAYABLE TO US

         As a holding company, a substantial portion of our cash flow typically comes from dividends our bank and non-bank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any subsidiary of ours were to liquidate, that subsidiary's creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.


ADVERSE EFFECTS OF, OR CHANGES IN, BANKING OR OTHER LAWS AND REGULATIONS OR GOVERNMENTAL FISCAL OR MONETARY POLICIES COULD ADVERSELY AFFECT US

         We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting us and our subsidiaries, may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including legislative and regulatory reactions to the terrorist attack on September 11, 2001 and future acts of terrorism, and major U.S. corporate bankruptcies and reports of accounting irregularities at U.S. public companies.

         Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under long-standing policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, results of operations and financial condition.


SYSTEMS, ACCOUNTING AND INTERNAL CONTROL RISKS


THE ACCURACY OF THE COMPANY'S JUDGMENTS AND ESTIMATES ABOUT FINANCIAL AND ACCOUNTING MATTERS WILL IMPACT OPERATING RESULTS AND FINANCIAL CONDITION

         The discussion under "Critical Accounting Policies and Estimates" in this report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company's makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company's operating results and financial condition.


THE COMPANY'S INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR BREACH IN SECURITY

         The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company's customer relationship management and systems. There can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by the Company. The occurrence of any such failures, interruptions or security breaches could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to litigation and possible financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations.


THE COMPANY'S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED

         Management regularly reviews and updates the Company's internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

         None

ITEM 2.  PROPERTIES


         At December 31, 2005, the Bank's operations included facilities as follows:

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

         The second facility is a banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California. The office consists of approximately 2,975 square feet consisting of Suites 101 and 103 on the first floor of the building known as the Palo Alto Office Center. The lease is for a term of 60 months commencing on December 1, 2001 and ending on November 30, 2006. The Lease provides for a basic rent of $12,197.50 through the first anniversary of the lease date. Effective with the first anniversary date the lease payments will be adjusted by a factor that is tied to the Consumer Price Index. Current lease payments are $16,147.39 per month through the 2004 anniversary of the commencement date. The foregoing description is qualified by reference to the lease agreement dated October 15, 2001 attached as exhibit
10.12 to this Report.

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

         In addition, the Bank operates loan production offices in Redwood City, San Ramon and Fresno and loan sales offices in Bakersfield and San Diego.

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         There is limited trading in and no established public trading market for the Company's Common Stock. On January 27, 2003, the Company's Common Stock began trading on the Nasdaq Capital Market under the symbol "BBNK". Previously, it was traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "BBSV". Hoefer and Arnett, Incorporated, Knight Securities, LLP, Schwab Capital Markets, and Baird Patrick & Co. make markets in the Company's Common Stock.

         The following table summarizes those trades of which the Company has knowledge, setting forth the approximate high and low bid prices for the periods indicated. The prices indicated below may not necessarily represent actual transactions.


                                                   Bid Price of
                                                 Common stock (1)
                          Quarter ended          Low        High
                        __________________      _____       _____

                        March 31, 2004          12.00       13.24
                        June 30, 2004           11.06       12.95
                        September 30, 2004      10.75       13.76
                        December 31, 2004       13.07       17.65
                        March 31, 2005          14.14       16.26
                        June 30, 2005           14.35       15.95
                        September 30, 2005      15.75       19.76
                        December 31, 2005       16.25       19.34


(1) Prices represent the actual trading history on the Nasdaq Capital Market. Additionally, since trading in the Company's common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company had 359 shareholders of record as of January 6, 2006.

         The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to statutory and regulatory restrictions. FDIC policies generally preclude dividend payments during the first three years of operation, allow cash dividends to be paid only from net operating income, and do not permit dividends to be paid until an appropriate allowance for loans and lease losses has been established and overall capital is adequate. The FDIC requires that a depository institution maintain a Tier 1 capital to assets ratio of not less than 8% during the first three years of operation. See "SUPERVISION AND REGULATION - Capital Adequacy Requirements."

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

         A California corporation such as Bridge Capital Holdings may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, a California corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation's assets equal at least 125 percent of its liabilities and certain other conditions are met. Since the 125 percent ratio is equivalent to a minimum capital ratio of 20 percent, most bank holding companies, including Bridge Bancorp based on its current projected capital ratios, are unable to meet this last test and so must have sufficient retained earnings to fund the proposed distribution.

         In a policy statement, the FRB has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings or other large assets in order to generate profits to enable payment of future dividends. Additionally, the FRB's position that holding companies are expected to provide a source of managerial and financial strength to their subsidiary banks potentially restricts a bank holding company's ability to pay dividends.

         The Company has not declared dividends since inception of the Bank's existence. In the future, the Company may consider cash and stock dividends, subject to the restrictions on the payment of cash dividends as described above, depending upon the level of earnings, management's assessment of future capital needs and other factors considered by the Board of Directors.

         The following chart provides information as of December 31, 2005 concerning the Bank's Stock Option Plan, the Company's only equity compensation plan:


                          Number of securities       Weighted average        Number of securities
                           to be issued upon        exercise price of         remaining available
                              exercise of          outstanding options,       for future issuance
                          outstanding options,     warrants, and rights          under equity
                          warrants, and rights                                compensation plans
                                                                            (excluding securities
                                                                            reflected in column (a)
                                  (a)                      (b)                        (c)
                          ____________________     ____________________     _______________________

Equity compensation
plans approved by
security holders               1,335,337                  $ 8.30                    294,376

Equity compensation
plans not approved by
security holders                       -                       -                          -
                               _________                  ______                    _______

Total                          1,335,337                  $ 8.30                    294,376
                               =========                  ======                    =======


ITEM 6.  SELECTED FINANCIAL DATA


         The following table presents certain consolidated financial information concerning the business of the Company. This information should be read in conjunction with the Financial Statements and the notes thereto, and
Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.


STATEMENT OF OPERATIONS DATA:
(dollars in thousands, except per share data)           As of and for the years ended
                                                                December 31,
                                                        2005         2004        2003
                                                        __________________________________

Interest income                                         $ 34,118     $ 19,457     $ 12,133
Interest expense                                           6,615        2,896        2,235
                                                        __________________________________
Net interest income                                       27,503       16,561        9,898
Provision for credit losses                               (2,162)      (1,671)        (843)
Net interest income after provision
  for credit losses                                       25,341       14,890        9,055
                                                        __________________________________
Other income                                               4,197        3,855        2,664
Other expenses                                           (19,981)     (13,596)     (10,214)
                                                        __________________________________
Income before income taxes                                 9,557        5,149        1,505
Income taxes                                              (3,832)      (2,112)       1,868
                                                        __________________________________
Net income (loss)                                       $  5,725     $  3,037     $  3,373
                                                        ==================================

PER SHARE DATA:
Basic income (loss) per share                           $   0.93     $   0.50     $   0.56
Diluted income (loss) per share                             0.85         0.46         0.53
Shareholders' equity per share                              6.36         5.43         4.95
Cash dividend per common share                                 -            -            -

BALANCE SHEET DATA:
Balance sheet totals-end of year:
  Assets                                                $536,520     $402,037     $278,579
  Loans, net                                             432,667      289,467      191,053
  Deposits                                               468,158      352,456      246,394
  Shareholders' equity                                    39,714       33,122       29,954

Average balance sheet amounts:
  Assets                                                $465,944     $341,466     $222,454
  Loans, net                                             348,592      240,465      156,587
  Deposits                                               411,678      307,471      193,765
  Shareholders' equity                                    36,017       30,768       27,075

SELECTED RATIOS:
Return on average equity                                   15.90%        9.87%       12.46%
Return on average assets                                    1.23%        0.89%        1.52%
Efficiency ratio                                           63.03%       66.59%       81.31%
Leverage capital ratio                                      8.52%        9.70%       13.47%
Net chargeoffs (recoveries) to average loans                0.06%        0.08%       -0.05%
Allowance for loan losses to total loans                    1.35%        1.41%        1.38%
Average equity to average assets                            7.73%        9.01%       12.17%
__________________________________________________________________________________________


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Please see "Forward-Looking Statements" on page 1. Therefore, the information set forth therein should be carefully considered when evaluating business prospects of the Company.


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

DEFERRED TAX ASSETS

         Our deferred tax assets are explained in the section below titled "Income Tax" and in Note 8 to the Consolidated Financial Statements presented in our 2005 10-K. We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset will not be realized and our net income will be reduced.


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


OPERATING RESULTS

         For the year ended December 31, 2005, the Company reported net income of $5,725,000 or $0.93 basic and $0.85 diluted earnings per share, compared with net income of $3,037,000 or $0.50 basic and $0.46 diluted earnings per share for the year ended December 31, 2004 and $3,373,000 or $0.56 basic and $0.53 diluted earnings per share for the year ended December 31, 2003. The improvement in net income for 2005 resulted primarily from an increase of $10.9 million in net interest income, offset, in part, by an increase of $0.5 million in provision for credit losses and $6.4 million in other expense. See the specific sections below for details regarding these changes.

         Net income for 2004 represented a decrease of $336,000 compared to 2003 primarily due to a one-time benefit of $1.9 million related to the recognition of deferred tax assets in 2003. The impact was offset, in part, by an increase of $6.7 million in net interest income and an increase of $1.2 million in other income, offset, in part, by an increase of $0.8 million in provision for credit losses and $3.4 million in other expense.

NET INTEREST INCOME AND MARGIN

         Net interest income is the principal source of the Company's operating earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities. The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin for the three years ended December 31, 2005, 2004 and 2003.



AVERAGE BALANCES, RATES AND YIELDS
                                                                         December 31,
                                              2005                           2004                          2003
                                  ____________________________   ____________________________   ___________________________
                                                                                              (dollars in thousands)
                                            INTEREST  YIELDS/              INTEREST  YIELDS/              INTEREST  YIELDS/
                                   AVERAGE    INCOME/   RATES     AVERAGE    INCOME/   RATES     AVERAGE    INCOME/  RATES
                                   BALANCE    EXPENSE    PAID     BALANCE    EXPENSE   PAID      BALANCE    EXPENSE   PAID
                                  ____________________________   ____________________________   ___________________________

ASSETS

Interest earning assets:
  Loans (1)                       $ 354,552   $31,983     9.0%   $ 244,600   $18,378     7.5%   $ 159,346   $11,587    7.3%
  Federal funds sold                 52,234     1,703     3.3%      43,000       546     1.3%      38,982       407    1.0%
  Investment securities (2)          18,712       432     2.3%      30,002       533     1.8%      12,061       139    1.2%
  Interest bearing deposits
     in other banks                       -         -     0.0%           -         -     0.0%           -         -    0.0%
                                  ____________________________   ____________________________   ___________________________
      Total earning assets          425,498    34,118     8.0%     317,602    19,457     6.1%     210,389    12,133    5.8%
                                              _______                        _______                        _______
Noninterest earning assets:
  Cash and due from banks            27,767                         18,272                         10,734
  Other assets (3)                   12,679                          5,592                          1,331
                                  _________                      _________                   ------------
TOTAL ASSETS                      $ 465,944                      $ 341,466                      $ 222,454
                                  =========                      =========                   ============
LIABILITIES AND
  SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Deposits:
    Demand                        $   3,363        25     0.7%   $   3,543        21     0.6%   $   4,201        30    0.7%
    Savings                         193,088     4,192     2.2%     138,776     1,833     1.3%      69,209     1,040    1.5%
    Time                             56,183     1,657     2.9%      47,008     1,020     2.2%      47,612     1,165    2.4%
    Other                            13,426       741     5.5%         361        22     6.1%           1         -    0.0%
                                  ____________________________   ____________________________   ___________________________
       Total interest-bearing
         deposits:                  266,060     6,615     2.5%     189,688     2,896     1.5%     121,023     2,235    1.8%
                                              _______                        _______                        _______
Noninterest-bearing liabilities:
  Demand deposits                   159,044                        118,144                         72,744
  Accrued expenses and
    other liabilities                 4,823                          2,866                          1,612
Shareholders' equity                 36,017                         30,768                         27,075
                                  _________                      _________                      _________
TOTAL SHAREHOLDERS'
  EQUITY AND LIABILITIES          $ 465,944                      $ 341,466                      $ 222,454
                                  =========                      =========                      =========
Net interest income and margin                $27,503     6.5%               $16,561     5.2%               $ 9,898    4.7%
                                              ================               ================               ===============


(1) Includes amortization of loan fees of $3,507 for 2005, $2,010 for 2004 and $1,159 for 2003. Nonperforming loans have been included in average loan balances.
(2) Interest income is reflected on an actual basis, not fully taxable equivalent basis. Yields are based on amortized cost.
(3) Net of average allowance for credit losses of $4,870 and average deferred loan fees of $1,090 for 2005, average allowance for credit losses of $ 3,347 and deferred loan fees of $787 for 2004 and average allowance for credit losses of $2,209 and deferred loan fees of $549 for 2003.


         Interest differential is affected by changes in volume, changes in rates and a combination of changes in volume and rates. Volume changes are caused by changes in the levels of average earning assets and average interest bearing deposits and borrowings. Rate changes result from changes in yields earned on assets and rates paid on liabilities. Changes not solely attributable to volume or rates have been allocated to the rate component.

         The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2005, 2004 and 2003:



VOLUME/RATE ANALYSIS
(dollars in thousands)
                                                 2005 vs. 2004                      2004 vs. 2003
                                         _______________________________________________________________
                                                 Increase (decrease)                Increase (decrease)
                                                   due to change in                   due to change in
                                         _______________________________________________________________
                                         Average    Average     Total       Average    Average    Total
                                         Volume      Rate      Change       Volume      Rate     Change
                                         _______________________________________________________________

 Interest income:
   Loans                                  $9,919    $ 3,686    $13,605       $6,406     $ 385    $ 6,791
   Federal funds sold                        301        856      1,157           51        88        139
   Investment securities                    (261)       160       (101)         319        75        394
    Other                                      -          -          -            -         -          -
                                          ____________________________       ___________________________
      Total interest income                9,959      4,702     14,661        6,776       548      7,324
                                          ____________________________       ___________________________

 Interest expense:
   Demand                                     (1)         5          4           (4)       (5)        (9)
   Savings                                 1,180      1,179      2,359          919      (126)       793
   Time                                      271        366        637          (13)     (132)      (145)
   Other                                     722         (2)       719           22         0         22
                                          ____________________________       ___________________________
       Total interest expense              2,170      1,549      3,719          925      (263)       661
                                          ____________________________       ___________________________

 Change in net interest income            $7,789    $ 3,153    $10,942       $5,851     $ 811    $ 6,663
                                          ============================       ===========================



         Net interest income was $27,503,000 in 2005, comprised of $34,118,000 in interest income and $6,615,000 in interest expense. Net interest income in 2005 compared to $16,561,000, comprised of $19,457,000 in interest income and $2,896,000 in interest expense, for the year ended December 31, 2004. The increase of $10,942,000 in net interest income in 2005 was primarily due to an increase of $14,661,000 in interest income offset, in part, by an increase of $3,719,000 in interest expense.

         Net interest income for the year ended December 31, 2004 represented an increase of $6,663,000 over $9,898,000 for the year ended December 31, 2003. The increase in net interest income was primarily a result of an increase of $7,324,000 in interest income offset, in part, by an increase of $661,000 in interest expense.

         The net interest margin (net interest income divided by average earning assets) was 6.5% for the year ended December 31, 2005, as compared to 5.2% for the year ended December 31, 2004 and 4.7% for 2003. The improvement in net interest margin in 2005 compared to 2004 was primarily the result of increases in the prime rate during the year and a shift in the mix of loans toward higher yielding product lines. The improvement in net interest margin in 2004 compared to 2003 was primarily the result of increases in the prime rate during the second half of the year, a shift in the mix of loans toward higher yielding product lines, and a shift in the mix of deposits toward lower-cost sources of funds. Average loans represented 83% of average earning assets in 2005 compared to 77% in 2004 and 76% in 2003. In addition, in 2005 the Bank's ratio of average loans to average deposits was 83%, up from 80% in 2004 and 82% in 2003.

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


INTEREST INCOME

         For the year ended December 31, 2005, the Company reported interest income of $34,118,000, an increase of $14,661,000 or 75.4% over $19,457,000 reported in 2004. The increase in interest income primarily reflects an increase in the volume of average earning assets in 2005 compared to 2004. Average earning assets were $425 million for the year ended December 31, 2005 an increase of $107 million or 34% over $318 million for the year ended December 31, 2004. In addition, the majority of the Bank's earning assets have rate structures that re-price with movements in short-term interest rates, primarily the prime rate and fed funds rate. During 2005, each of these indices increased by 2.00%.

         For the year ended December 31, 2004, the Company reported interest income of $19,457,000, an increase of $7,324,000 or 60% over $12,133,000 reported in 2003. The increase in interest income primarily reflects an increase in the volume of average earning assets in 2004 compared to 2003. Average earning assets were $318 million for the year ended December 31, 2004 an increase of $107 million or 51% over $210 million for the year ended December 31, 2003.


INTEREST EXPENSE

         Interest expense was $6,615,000 for the year ended December 31, 2005, which represented an increase of $3,719,000 or 128% compared to $2,896,000 for the year ended December 31, 2004. The increase in interest expense reflects an increase in the rate on and volume of average interest-bearing liabilities in 2005 compared to 2004. Average interest-bearing liabilities were $266 million for the year ended December 31, 2005, an increase of $76 million or 40% from $190 million for the year ended December 31, 2004.

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


CREDIT RISK AND PROVISION FOR CREDIT LOSSES

         The Bank maintains an allowance for credit losses which is based, in part, on loss experience of the Bank and the California banking industry, the impact of economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. Based on management's current evaluation of such risks, additions of $2,162,000, $1,671,000 and $843,000 were made to the allowance for credit losses in 2005, 2004 and 2003, respectively. During 2005, the Bank had charge offs totaling $384,000 and recoveries of $12,000 as compared to $240,000 in charge offs and $32,000 in recoveries in 2004 and $10,000 charged off and $85,000 in recoveries in 2003. The resulting allowance for credit losses was $5,936,000 representing 1.35% of total loans at December 31, 2005 as compared to $4,146,000 representing 1.41% of total loans at December 31, 2004 and $2,683,000 representing 1.38% of total loans at December 31, 2003.

         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There was one non-accrual loan at December 31, 2005 totaling $2,320,000 as compared to two non-accrual loans at

December 31, 2004 totaling $1,026,000 and one loan totaling $59,000 at December 31, 2003. At December 31, 2005, non-accrual loans consisted of one commercial loan totaling $2,320,000, which is secured by business assets and real property with values in excess of the loan's carrying value.

         In addition, at December 31, 2005, 2004 and 2003, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         At December 31, 2005, 2004 and 2003 there were no properties owned by the Bank acquired through the foreclosure process.

         Management is of the opinion that the allowance for credit losses is maintained at a level adequate for inherent losses in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $169,000,000 in real estate loans, representing approximately 38% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and OREO and the level of the allowance for loan losses, which could adversely affect the Bank's future growth and profitability.


NON-INTEREST INCOME

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2005, 2004 and 2003



 Other Income
 (dollars in thousands)                          2005                     2004                     2003
                                          __________________       __________________       __________________
                                          Amount     Percent       Amount     Percent       Amount     Percent
                                          __________________       __________________       __________________

 Gain on sale of SBA loans                $2,290       54.6%       $2,737       71.0%       $2,095       80.2%
 SBA loan servicing income                   528       12.6%          358        9.3%          181        6.9%
 Increase in value of bank owned
   life insurance                            377        9.0%          181        4.7%            -
 Depositor service charges                   354        8.4%          362        9.4%          194        7.4%
 Other operating income                      648       15.4%          217        5.6%          194        5.4%
                                          __________________       __________________       __________________

                                          $4,197      100.0%       $3,855      100.0%       $2,664      100.0%
                                          ======                   ======                   ======




Non-interest income totaled $4,197,000 in 2005, an increase of $342,000 or 9% over $3,855,000 in 2004. Non-interest income increased $1,191,000, or 45% from 2003 to 2004. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan packaging fees and servicing income and service charge income on deposit accounts. The increases in non-interest income in 2005 compared to 2004 are primarily due to increased SBA loan servicing income and an increase in the value of Bank owned life insurance, offset by a decrease in gains recognized on sale of SBA loans. In 2004 compared to 2003 the increase was primarily due to higher volumes of SBA loan sales as a result of expansion of the SBA lending operation. The company established its SBA lending operation in March 2002.

NON-INTEREST EXPENSES


         The components of other expense are set forth in the following table for the years ended December 31, 2005, 2004 and 2003.



 Other Expense as a Percent of Average Assets
(dollars in thousands)                          2005                     2004                     2003
                                          __________________       __________________       __________________
                                          Amount     Percent       Amount     Percent       Amount     Percent
                                          __________________       __________________       __________________

 Salaries and benefits                   $12,127       2.6%        $8,081        2.4%      $ 6,594        3.0%
 Occupancy                                 1,652       0.4%         1,420        0.4%          890        0.4%
 Data processing                           1,085       0.2%           763        0.2%          536        0.2%
 Third party services                      1,065       0.2%            95        0.0%           35        0.0%
 Marketing and advertising                   925       0.2%           612        0.2%          370        0.2%
 Professional services                       746       0.2%           645        0.2%          340        0.2%
 Furniture and equipment                     583       0.1%           585        0.2%          561        0.3%
 Deposit services/supplies                   401       0.1%           311        0.1%          193        0.1%
 Other                                     1,397       0.3%         1,084        0.3%          695        0.3%
                                          __________________       __________________       __________________

                                         $19,981       4.3%       $13,596        4.0%      $10,214        4.6%
                                         =======                  =======                  =======



         Non-interest expenses were approximately $20.0 million in 2005 as compared to approximately $13.6 million in 2004 and $10.2 million in 2003. Non-interest expense increased approximately $6.4 million in 2005 compared to 2004. This increase was primarily attributable to increased salaries and benefits cost and third party services expense. Non-interest expenses increased approximately $3.4 million the year ended December 31, 2004 compared to 2003. This increase was primarily attributable to increased salaries and benefits cost and occupancy expense as well as increases in marketing, data processing expense and professional services. Non-interest expenses measured as a percentage of average earning assets were 4.3% in 2005, as compared to 4.0% in 2004 and 4.6% in 2003.

         The increases in non-interest expenses reflect the impact of expansion of the business during 2005, 2004 and 2003. During the year ended December 31, 2005, the Bank launched a technology banking division and opened a loan production office in San Ramon to serve the East Bay region.

         During 2004, the Bank consolidated offices and moved its headquarters to a larger facility in San Jose; launched two new product lines, international trade finance and investment services; and added a SBA loan production office in Fresno, California. During 2003, the Bank opened a SBA loan production office in San Diego to cover Southern California and added staff in all major business lines.

         Salaries and related benefits is the largest component of the Bank's non-interest expense. Salaries and benefits were $12.1 million for the year ended December 31, 2005 as compared to $8.1 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively. The increases in 2005 compared to 2004 and 2004 compared to 2003 are primarily attributable to the increase in full time equivalent employees (FTE) related to expansion of the business and to higher incentive compensation related to performance of the Bank. The Bank had 103 FTE at December 31, 2005 as compared to 80 FTE at December 31, 2004 and 60 FTE at December 31, 2003.

         Occupancy expense for the year ended December 31, 2005 was $1,652,000 and represented an increase of $232,000 over $1,420,000 for the prior year. The increase in occupancy expense in 2005 is primarily due to expense related to the facility at 55 Almaden Blvd, San Jose, California and the new facility at 2010 Crow Canyon Place, Suite 100 San Ramon, California. In 2004, occupancy expense increased $530,000 to $1,420,000 compared to $890,000 for the year ended December 31, 2003. The increase in 2004 was primarily due to the consolidation of offices of the Company in a new, larger headquarters facility in downtown San Jose and the addition of two loan production offices in the SBA group.

         The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure. Data processing expense in 2005 was $1,085,000, which represented an increase of $322,000 over $763,000 one year earlier. In 2004, data processing costs increased $227,000 to $763,000 compared to $536,000 in 2003. The increases in data processing in both years are primarily due to increases in deposit transaction volumes in addition to increases in FTE.

         Legal and professional expenses were $746,000 for the year ended December 31, 2005, which represented an increase of $101,000 over $645,000 in 2004. The increase in 2005 was due, in part, to nonrecurring legal costs related to expansion of business lines as well as increases in ongoing accounting and audit services. In 2004, legal and professional expenses increased $305,000 to $645,000 compared to $340,000 in 2003. The increase in 2004 was due, in part, to nonrecurring legal costs related to the formation of the holding company as well as increases in ongoing accounting and audit services.

         Furniture, fixtures and equipment (FF&E) expense of $583,000 for the year ended December 31, 2005 represented a slight decrease of $2,000 compared to $585,000 in the same period one year earlier. In 2003, FF&E expense increased $24,000 to $585,000 compared to $561,000 for the year ended December 31, 2004. The decrease in 2005 was due primarily to a decrease in depreciation expense as a result of fully depreciated assets, offset, in part, by purchase of new FF&E related to the increase in FTE. The increase in 2004 was primarily related to the increase in FTE.

         As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.


INCOME TAXES

         The Bank's effective tax rate was 40.1% for the year ended December 31, 2005 and 41% for the year ended December 31, 2004. For 2003 the effective tax rate was -124.03% as a result of the one-time recognition of $1.9 million of deferred tax assets. See Note 8 to the financial statements for additional information on income taxes.

QUARTERLY INCOME


         The un-audited income statement data of the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth herein. The results of operations are not necessarily indicative of results for any future period. The following table shows the Bank's unaudited quarterly income statement data for the years 2005, 2004 and 2003.



                                                   Three Months Ended
                                  _____________________________________________________
                                  March 31     June 30     September 30     December 31
                                      (Dollars in thousands, except share amounts)

YEAR ENDED DECEMBER 31, 2005:

Interest income                   $ 6,615      $ 7,915       $ 9,173          $10,415
Interest expense                    1,188        1,637         1,749            2,041
                                  ___________________________________________________
Net interest income                 5,427        6,278         7,424            8,374
Provision for credit losses           333          429           800              600
Other income                          784        1,136           994            1,283
Other expense                       4,315        4,642         5,123            5,901
                                  ___________________________________________________
Income before income taxes          1,563        2,343         2,495            3,156
Income taxes                          606          964           990            1,272
                                  ___________________________________________________
Net income                        $   957      $ 1,379       $ 1,505          $ 1,884
                                  ===================================================

Earnings per share - basic        $  0.16      $  0.22       $  0.24          $  0.31
Earnings per share - diluted      $  0.14      $  0.21       $  0.22          $  0.28

YEAR ENDED DECEMBER 31, 2004:

Interest income                   $ 3,873      $ 4,397       $ 5,154          $ 6,033
Interest expense                      682          655           684              875
                                  ___________________________________________________
Net interest income                 3,191        3,742         4,470            5,158
Provision for credit losses           405          369           611              286
Other income                        1,122          779           834            1,120
Other expense                       3,115        3,094         3,308            4,079
                                  ___________________________________________________
Income before income taxes            793        1,058         1,385            1,913
Income taxes                          327          434           568              783
                                  ___________________________________________________
Net income                        $   466      $   624       $   817          $ 1,130
                                  ===================================================

Earnings per share - basic        $  0.08      $  0.10       $  0.13          $  0.19
Earnings per share - diluted      $  0.07      $  0.09       $  0.12          $  0.18


FINANCIAL CONDITION AND EARNING ASSETS

         As of December 31, 2005, assets were $536 million, gross loans were $439 million and deposits were $468 million. Assets increased $134 million, a 33% increase from $402 million at December 31, 2004. Gross loans increased $145 million, or 49% from $295 million at December 31, 2004. Deposits increased $116 million, a 33% increase from $352 million at December 31, 2004.

         As of December 31, 2004, assets were $402 million, gross loans were $294 million and deposits were $352 million. Assets increased $123 million, a 44% increase from $279 million at December 31, 2003. Gross loans increased $100 million, or 52% from $194 million at December 31, 2003. Deposits increased $106 million, a 43% increase from $246 million at December 31, 2003.


FEDERAL FUNDS SOLD

         Federal funds sold were $46.7 million at December 31, 2005 as compared to $62.7 million at December 31, 2004. This decrease is primarily due to a decrease in short term deposits, primarily in the money market category. The average balance of federal funds sold was $52.2 million in 2005 and $43.0 million in 2004. These balances represented 13.0% and 14.0% of average deposits for 2005 and 2004, respectively. They are maintained primarily for the short-term liquidity needs of the Bank.


SECURITIES

         The following table shows the composition of the securities portfolio at December 31, 2005, 2004 and 2003.



Investment Securities Composition                                      December 31,
(dollars in thousands)                              2005                   2004                   2003
                                             ________________________________________________________________
                                                         Fair                   Fair                   Fair
                                              Cost       Value       Cost       Value       Cost       Value
                                             ________________________________________________________________

Available for sale:
  U. S. Treasury Securities                  $   199    $   199     $   100    $   100     $   100    $   100
  U. S. Government Agencies                   12,355     12,184      26,400     26,198      14,236     14,247
  Money Market Mutual Funds                        -          -           -          -      10,000     10,000
                                             ________________________________________________________________
Total available for sale                      12,554     12,383      26,500     26,298      24,336     24,347
                                             ________________________________________________________________

Total investment securities portfolio        $12,554    $12,383     $26,500    $26,298     $24,336    $24,347
                                             ================================================================


         The maturities and yields of the investment portfolio is shown below:



MATURITY AND YIELDS OF INVESTMENT SECURITIES
                                                                            After one year
(dollars in thousands)                               Within 1 year         within five years
                                                   __________________     __________________
                                                             Weighted               Weighted
                                      Carrying                Average                Average
At December 31, 2005                   Value       Amount      Yield      Amount      Yield
_____________________________________________________________________     __________________

  U. S. Treasury Securities              $ 199       $ 199      3.41%        ----       ----
  U. S. Government Agencies             12,355      10,336      2.47%       2,018      3.31%
                                       ___________________                _______
    Total                              $12,554     $10,535      0.92%     $ 2,018
                                       ===================                =======
At December 31, 2004
_______________________________________
  U. S. Treasury Securities              $ 100       $ 100      1.64%        ----       ----
  U. S. Government Agencies             26,400      14,016      2.21%      12,384      2.61%
                                       ___________________                _______
    Total                              $26,500     $14,116      0.92%     $12,384
                                       ===================                =======



         Investment securities are classified as available for sale. Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the balance sheet. The pre-tax unrealized loss on securities available for sale at December 31, 2005 was ($102,000) as compared to ($119,000) at December 31, 2004 and a pre-tax unrealized gain on securities available for sale at December 31, 2003 of $11,000.


LOAN PORTFOLIO

         The following table shows the Bank's loans by type and their percentage distribution for the three years ended December 31, 2005, 2004 and 2003.



LOAN PORTFOLIO
(dollars in thousands)
                                     2005               2004                 2003
                                   ________________________________________________

Commercial and other               $ 182,396          $ 100,681           $  73,846
Real estate construction              84,792             42,323              35,065
Other real estate                     83,748             80,044              28,036
SBA                                   46,867             45,251              39,412
Factoring and Asset based             38,184             22,342              13,106
Other                                  4,011              3,945               4,984
                                   ________________________________________________
Total gross loans                    439,998            294,586             194,449
Unearned fee income                   (1,395)              (973)               (713)
                                   ________________________________________________
  Total loan portfolio             $ 438,603          $ 293,613           $ 193,736
                                   ================================================

Commercial and other                    41.5%              34.2%               38.0%
Real estate construction                19.3%              14.3%               18.0%
Other real estate                       19.0%              27.2%               14.4%
SBA                                     10.7%              15.4%               20.3%
Factoring and Asset based                8.7%               7.6%                6.7%
Other                                    0.9%               1.3%                2.6%
                                   ________________________________________________
Total gross loans                      100.0%             100.0%              100.0%
                                   ================================================


         Gross loan balances increased to $440.0 million at December 31, 2005, which represented an increase of $145.0 million or 49.4% as compared to $294.6 million at December 31, 2004. The increase in loans was primarily in commercial and real estate term (includes longer term real estate loans, land loans and home equity lines), without a concentration in any one specific category of loans. The increase was a result of general marketing efforts. Gross loan balances increased to $294.6 million at December 31, 2004, which represented an increase of $100.1 million or 51.5% as compared to $194.5 million at December 31, 2003. The increase in loans was primarily in commercial and real estate term, without a concentration in any one specific category of loans. The increase was a result of general marketing efforts.

         The Bank's commercial loan portfolio represents loans to small and middle-market businesses primarily in the Santa Clara county region. Commercial loans were $182.4 million at December 31, 2005, which represented an increase of $81.7 million or 81.2% over $100.7 million at December 31, 2004. At December 31, 2005, commercial loans comprised 42% of total loans outstanding as compared to 34% at December 31, 2004.

         Commercial loans were $100.7 million at December 31, 2004, which represented an increase of $26.8 million or 36.3% over $73.8 million at December 31, 2003. At December 31, 2004, commercial loans comprised 34% of total loans outstanding as compared to 38% at December 31, 2003.

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

         At December 31, 2005, SBA loans comprised $46.9 million or 10.7% of total loans as compared to $45.3 million or 15.4% of total loans at December 31, 2004 and $39.4 million or 20.3% of total loans at December 31, 2003. The Bank has the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At December 31, 2005, 2004 and 2003, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

         The Bank's construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $42.5 million, or 100.3%, to $84.8 million at December 31, 2005 as compared to $42.3 million at December 31, 2004. Construction loan balances at December 31, 2005 comprised 19.2% of total loans as compared to 14.3% at December 31, 2004. Construction loans increased $7.2 million, or 20.7%, to $42.3 million at December 31, 2004 as compared to $35.1 million at December 31, 2003. Construction loan balances at December 31, 2004 comprised 14.4% of total loans as compared to 18.0% at December 31, 2003.

         Other real estate loans consists of commercial real estate, land loans related to future construction credits and home equity lines of credit. Other real estate loans increased $3.7 million or 4.6% to $83.7 million at December 31, 2005 as compared to $80.0 million at December 31, 2004 and increased $52.0 million or 185.5% from $28.0 million at December 31, 2002 to $80.0 million at December 31, 2004. In 2005, the increase was primarily in other real estate term loans. The increase in 2004 in other real estate loans was approximately equally split between home equity lines of credit, land loans related to future construction credits and other real estate term loans. At December 31, 2005, other real estate loans represented 19.0% of total loans as compared to 27.2% at December 31, 2004 and 14.4% at December 31, 2003.

         Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Bank receives client specific payment for client invoices. Under the factoring program, the Bank purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Bank purchases the receivables subject to recourse from the Bank's factoring client. The asset-based lending program requires a security interest in all of a client's accounts receivable. At December 31, 2005, Factoring/Asset Based loans totaled $38.2 million or 8.7% of total loans as compared to $22.3 million or 7.6% of total loans at December 31, 2004.

         Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At December 31, 2005, other loans totaled $4.0 million as compared to $3.9 million at December 31, 2004 and $5.0 million at December 31, 2003.


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

         The following table summarizes the activity in the allowance for loan losses.


                                                  Period ended
(dollars in thousands)                            December 31,
                                         2005        2004         2003
                                        ________________________________

Balance, beginning of period            $ 4,146     $ 2,683      $ 1,765
Loans charged off by category:
  Commercial and other                      384         240            -
  Real estate Construction                    -           -            -
  Real estate term                            -           -            -
  Factoring and asset-based                   -           -            -
  Consumer                                    -           -           10
                                        ________________________________
    Total charge-offs                       384         240           10
                                        ________________________________
Recoveries by category:
  Commercial and other                       12          32           85
  Real estate Construction                    -           -            -
  Real estate term                            -           -            -
  Factoring and asset-based                   -           -            -
  Consumer                                    -           -            -
                                        ________________________________
    Total recoveries                         12          32           85
                                        ________________________________
Net (recoveries) charge-offs                372         208          (75)
Provision charged to expense              2,162       1,671          843
                                        ________________________________
Balance, end of year                    $ 5,936     $ 4,146      $ 2,683
                                        ================================

Ratio of net charge-offs during
  the period to average loans
  outstanding                             0.10%       0.08%       -0.05%
Ratio of allowance for credit
  losses to loans outstanding
  at end of year                          1.35%       1.41%        1.38%
Allowance to nonperforming loans
  at end of year                        255.87%     404.09%     4547.46%


         Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as follows for the three years ended December 31:



                                   December 31, 2005         December 31, 2004    December 31, 2003
                                 _____________________     ____________________ _______________________
                                          Percent of               Percent of              Percent of
                                         loans in each            loans in each           loans in each
                                         category to              category to             category to
(dollars in thousands)           Amount   total loans      Amount  total loans  Amount     total loans
                                 _____________________     ____________________ _______________________

Commercial and other              2,029      41.5%            998     34.2%        666        38.0%
SBA                               1,975      19.3%          1,231     15.4%      1,042        20.3%
Real estate construction            742      19.0%            444     14.3%        400        18.0%
Real estate term                    721      10.7%          1,132     27.2%        288        14.4%
Factoring/ABL                       443       8.7%            312      7.6%        261         6.7%
Other                                26       0.9%             29      1.3%         26         2.6%
                                 _________________         ________________     ___________________
                                 $5,936     100.0%         $4,146    100.0%     $2,683       100.0%
                                 =================         ================     ===================


RISK ELEMENTS

         Loans for which the accrual of interest has been suspended, restructured loans and other loans with principal or interest contractually past due 90 days or more as set forth in the following table as of December 31 of each year:



Nonperforming Loans
(dollars in thousands)                                                  2005          2004            2003
                                                                      ____________________________________

Loans accounted for on a non-accrual basis                            $ 2,320        $ 1,026          $ 59
Loans restructured and in compliance with modified terms                    -              -             -
Other loans with principal or interest contracturally past due
  90 days or more                                                           -              -             -
                                                                      ____________________________________
                                                                      $ 2,320        $ 1,026          $ 59
                                                                      ====================================



         There was one non-accrual loan at December 31, 2005 totaling $2,320,000 as compared to two non-accrual loans at December 31, 2004 totaling $1,026,000 and one loan at December 31, 2003 totaling $59,000.

          At December 31, 2005, the non-accrual loan consisted of one commercial loan totaling $2,320,000 which is secured by business assets and real property with values in excess of the loan's carrying value.


FUNDING

         Deposits represent the Bank's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank's market area. The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of December 31, 2005, 2004 and 2003.



DEPOSIT CATEGORIES
(dollars in thousands)                       2005                      2004                      2003
                                     ____________________      ____________________      ____________________
                                                  Percent                   Percent                   Percent
                                      Total      of total       Total      of total       Total      of total
                                      Amount     deposits       Amount     deposits       Amount     deposits
                                     ____________________      ____________________      ____________________

Noninterest-bearing  demand          $185,557      39.64%      $126,895      36.00%      $ 76,510      31.05%
Interest-bearing demand                 2,866       0.61%         3,946       1.12%         6,954       2.82%
Money market and savings              210,011      44.86%       169,801      48.18%       115,930      47.05%
Certificates of deposit:
  Less than $100                       19,228       4.11%        16,182       4.59%        16,006       6.50%
  $100 and more                        50,496      10.79%        35,632      10.11%        30,994      12.58%
                                     ____________________      ____________________      ____________________
Total                                $468,158     100.00%      $352,456     100.00%      $246,394     100.00%
                                     ====================      ====================      ====================


         Deposits increased $115.7 million or 32.8% from $352.5 million at December 31, 2004 to $468.2 million at December 31, 2005. The increase in deposits was primarily in non-interest bearing demand, money market and certificates of deposit raised from the Bank's primary market in Santa Clara County. The increase can be attributed to marketing efforts from the Bank's main office in San Jose and branch office in Palo Alto and certificates of deposit raised from institutions in order to manage balance sheet liquidity. Deposits at December 31, 2005 included $70.6 million, or 15.1% of the total, in title and escrow company account balances compared to $55.3 million, or 15.6% at December 31, 2004 and $28.4 million, or 11.5% at December 31, 2003. Excluding title and escrow company account balances, deposits increased $100.4 million or 33.8% compared to December 31, 2004, and increased $79.2 million or 36.3% from 2003 to 2004.


CAPITAL RESOURCES

         The Company's capital resources consist of shareholders' equity, trust preferred securities and (for regulatory purposes) the allowance for credit losses (subject to limitations). At December 31, 2005, the Company's capital resources increased $8,382,000 to $57,650,000 from $49,268,000 at December 31,
2004. Tier 1 capital increased 6,592,000 to $51,714,000 primarily due to net income of $5,725,000 and issuance of stock. Tier 2 capital increased $1,790,000 solely due to the increase in the allowance for credit losses of $1,790.000.

         The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for credit losses. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of December 31, 2005, the Company's and the Bank's total risk-based capital ratios were approximately 11.6% and 11.7%, respectively, (13.8% for the Company and 13.2% for the Bank at December 31, 2004).

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

         The following table reflects the Company's Leverage, Tier 1 and total risk-based capital ratios for the period ended December 31, 2005 and 2004.



                                                          As of December 31,
             (in thousands)                         2005                     2004
                                             ___________________      ____________________
                                              Amount      Ratio        Amount       Ratio
                                             ___________________      ____________________

COMPANY CAPITAL RATIOS

Tier 1 Capital                               $ 51,593     10.38%      $ 44,172      12.34%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $ 19,879      4.00%      $ 14,313       4.00%

Total Capital                                $ 57,529     11.58%      $ 49,268      13.77%
(to Risk Weighted Assets)
Total capital minimum requirement            $ 39,758      8.00%      $ 28,625       8.00%

Company leverage
Tier 1 Capital                               $ 51,593     11.07%      $ 44,172      12.94%
(to Average Assets)
Total capital minimum requirement            $ 18,638      4.00%      $ 13,659       4.00%

BANK RISK BASED CAPITAL RATIOS

Tier 1 Capital                               $ 49,748     10.49%      $ 43,058      12.03%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $ 18,970      3.82%      $ 14,313       4.00%
To be well capitalized under
  prompt corrective action provisions        $ 28,455      6.00%      $ 21,469       6.00%

Total Capital                                $ 55,684     11.74%      $ 47,204      13.19%
(to Risk Weighted Assets)
Total capital minimum requirement            $ 37,939      7.63%      $ 28,625       8.00%
To be well capitalized under
  prompt corrective action provisions        $ 47,424      9.54%      $ 35,781      10.00%

Bank leverage
Tier 1 Capital                               $ 49,748      9.98%      $ 43,058      12.61%
(to Average Assets)
Total capital minimum requirement            $ 19,931      4.00%      $ 13,659       4.00%
To be well capitalized under
  prompt corrective action provisions        $ 24,914      5.00%      $ 17,073       5.00%



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

         The Bank is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. The Bank strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. At December 31, 2005, liquid assets as a percentage of deposits were 18% as compared to 27% in 2004. In addition to cash and due from banks, liquid assets include interest-bearing deposits with other banks, federal funds sold and unpledged securities available for sale.

         Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report as well as a quarterly simulation model to identify rate sensitivity over the short- and long-term.

         The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at December 31, 2005, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate gap divided by interest rate sensitive assets) and the cumulative interest rate sensitivity gap ratio.

         Based on the contractual terms of its assets and liabilities, the Bank's balance sheet at December 31, 2005 was asset sensitive in terms of its short-term exposure to interest rates. That is, at December 31, 2005 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Bank have been written with a minimum "floor" rate.




DISTRIBUTION OF REPRICING OPPORTUNITIES
December 31, 2005
(dollars in thousands)                              After three   After six    After one
                                          Within     months but   months but   year but      After
                                          three      within six   within one    within       five
                                          months      months         year     five years     years      Total
                                         _____________________________________________________________________

Federal funds sold                       $ 46,660        -----        -----       -----       -----   $ 46,660
Treasury/agency securities                  3,265        3,225        3,939       1,954       -----     12,383
Loans                                     384,431        1,538        1,156      44,267       8,606    439,998
                                         _____________________________________________________________________
 Total earning assets                     434,356        4,763        5,095      46,221       8,606    499,041
                                         _____________________________________________________________________
Interest checking, money market
  and savings                             212,877        -----        -----       -----       -----    212,877
Certificates of deposit:
 Less than $100,000                        19,228        1,040        4,138       7,565       -----     31,971
  $100,000 or more                         50,496        1,905        8,224       1,679       -----     62,304
FHLB Borrowings                            10,000        -----        -----       -----       -----     10,000
                                         _____________________________________________________________________
 Total interest-bearing liabilities       282,601        2,945       12,362       9,244           0    317,152
                                         _____________________________________________________________________
Interest rate gap                        $151,755     $  1,818     $ (7,267)   $ 36,977    $  8,606   $181,889
                                         =====================================================================
Cumulative interest rate gap             $151,755     $153,573     $146,306    $183,283    $191,889
                                         ==========================================================
Interest rate gap ratio                      0.35         0.38        (1.43)       0.80        1.00
                                         ==========================================================
Cumulative interest rate gap ratio           0.35         0.35         0.33        0.37        0.38
                                         ==========================================================



         The following table shows maturity and interest rate sensitivity of the loan portfolio at December 31, 2005 and 2004. At December 31, 2005, approximately 72% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.



                                  Balances at                       Due after one
                                  December 31,     Due one year     year through      Due after
(dollars in thousands)                2005           or less         five years      five years
______________________________________________________________________________________________

Commercial and other                $ 182,396         $99,900          $76,216          $6,280
SBA                                    46,867           5,976              135          40,756
Real estate construction               84,792          80,609            4,183               -
Real estate-other                      83,748          28,215            6,627          48,906
Factoring/ABL                          38,184          37,134            1,050               -
Other                                   4,011           3,755              256               -
                                    __________________________________________________________
TOTAL                                $439,998        $255,589          $88,467         $95,942
                                    ==========================================================


                                  Balances at                       Due after one
                                  December 31,     Due one year     year through      Due after
(dollars in thousands)                2004           or less         five years      five years
______________________________________________________________________________________________

Commercial and other                 $100,681         $40,649          $46,138         $13,894
SBA                                    45,251           9,411                -          35,840
Real estate construction               42,323          37,623            4,700               -
Real estate-other                      80,044          38,014           12,585          29,445
Factoring/ABL                          22,342          19,638            2,704               -
Other                                   3,945           3,715              230               -
                                    __________________________________________________________
TOTAL                                $294,586        $149,050          $66,357         $79,179
                                    ==========================================================


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

         In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of December 31, 2005 those guarantees include the following:

            Financial Letters of Credit in the amount of $8,901,000.

The table below summarizes the Bank's off-balance sheet contractual obligations.



Off-balance Sheet Arrangement and Aggregate Contractual Obligations

                                                         Payments due by period
                                  _____________________________________________________________________
   Contractural Obligations                       Less than       1 - 3         3 - 5        More than
                                     Total         1 year         years         years         5 years
_______________________________________________________________________________________________________

Long-term contracts               $   247,000    $   170,000   $    77,000   $         -    $         -

Operating leases                    8,252,000      1,028,000     1,659,000     1,132,000      4,433,000
                                  _____________________________________________________________________
Total                             $ 8,499,000    $ 1,198,000   $ 1,736,000   $ 1,132,000    $ 4,433,000
                                  =====================================================================


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                             INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE

Reports of Independent Registered Public Accounting Firm                                           50-53

Balance Sheet, December 31, 2005 and 2004                                                            54

Statement of operations for the years ended December 31, 2005, 2004 and  2003                        55

Statement of Shareholders' Equity and Comprehensive Income for the
Years ended December 31, 2005, 2004 and 2003                                                         56

Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003                         57

Notes to Financial Statements                                                                      58-78



         All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

                                    * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
BRIDGE CAPITAL HOLDINGS


We have audited the consolidated balance sheet of Bridge Capital Holdings and Subsidiary as of December 31, 2005, and the related statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridge Capital Holdings and Subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Vavrinek, Trine, Day & Co.  LLP

Palo Alto, California
February 27, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bridge Capital Holdings:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, of changes in shareholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Bridge Capital Holdings and its subsidiaries at December 31, 2004 , and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Bridge Capital Holdings and Subsidiary
San Jose, California


We have audited management's assessment, included in the accompanying Report of Management, that Bridge Capital Holdings and Subsidiary (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Bridge Capital Holdings and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders equity and cash flows for the year then ended, and our report dated February 27, 2006 expressed an unqualified opinion.


/s/ VAVRINEK, TRINE, DAY & Co., LLP
Palo Alto, California
February 27, 2006



                    Bridge Capital Holdings and Subsidiary
                          Consolidated Balance Sheet
                            (dollars in thousands)

                                                                               As of December 31,
ASSETS                                                                       2005             2004
                                                                           __________________________

CASH AND DUE FROM BANKS                                                    $  22,880        $   6,535
FEDERAL FUNDS SOLD                                                            46,660           62,675
                                                                           __________________________
  Total cash and equivalents                                                  69,540           69,210
                                                                           __________________________

INVESTMENT SECURITIES AVAILABLE FOR SALE                                      12,383           26,298
LOANS, net of allowance for credit losses of $5,936 in 2005 and
  $4,146 in 2004                                                             432,667          289,467

PREMISES AND EQUIPMENT, net                                                    2,337            2,215
ACCRUED INTEREST RECEIVABLE                                                    2,202            1,366
OTHER ASSETS                                                                  17,391           13,481
                                                                           __________________________
   TOTAL                                                                   $ 536,520        $ 402,037
                                                                           ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Demand noninterest-bearing                                               $ 185,557        $ 126,895
  Demand interest-bearing                                                      2,866            3,946
  Savings                                                                    210,011          169,801
  Time                                                                        69,724           51,814
                                                                           __________________________
     Total deposits                                                          468,158          352,456
                                                                           __________________________

JUNIOR SUBORDINATED DEBT SECURITIES                                           12,372           12,372
OTHER BORROWINGS                                                              10,000                -
ACCRUED INTEREST PAYABLE                                                         130               69
OTHER LIABILITIES                                                              6,146            4,018
                                                                           __________________________
     Total liabilities                                                       496,806          368,915
                                                                           __________________________

COMMITMENTS AND CONTINGENCIES                                                      -                -

SHAREHOLDERS' EQUITY
  Preferred stock, $2.50 par value; 10,000,000 shares authorized;
    none issued
  Common stock, $2.50 par value; 10,000,000 shares authorized;
     6,227,596 shares issued and outstanding at December 31, 2005.
     6,097,697 shares issued and outstanding at December 31, 2004.            33,907           33,057
  Retained earnings                                                            5,909              184
  Accumulated other comprehensive loss (net of tax)                             (102)            (119)
                                                                           __________________________
     Total shareholders' equity                                               39,714           33,122
                                                                           __________________________
     TOTAL                                                                 $ 536,520        $ 402,037
                                                                           ==========================

The accompanying notes are an integral part of the financial statements.




                     Bridge Capital Holdings and Subsidiary
                      Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)

                                                                               Year ended
                                                                              December 31,
                                                                  2005            2004             2003
                                                                _________________________________________

INTEREST INCOME:
  Loans                                                         $ 31,983        $ 18,378         $ 11,587
  Federal funds sold                                               1,703             546              407
  Investment securities available for sale                           432             533              139
                                                                _________________________________________
    Total interest income                                         34,118          19,457           12,133
                                                                _________________________________________

INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand                                           25              21               30
    Money market and savings                                       4,192           1,833            1,040
    Certificates of deposit                                        1,657           1,020            1,165
    Other                                                            741              22                -
                                                                _________________________________________
    Total interest expense                                         6,615           2,896            2,235
                                                                _________________________________________

Net interest income                                               27,503          16,561            9,898
  Provision for credit losses                                      2,162           1,671              843
                                                                _________________________________________
NET INTEREST INCOME AFTER PROVISION
 FOR CREDIT LOSSES                                                25,341          14,890            9,055
                                                                _________________________________________

OTHER INCOME:
  Gain on sale of SBA loans                                        2,290           2,737            2,095
  SBA loan servicing fee income                                      528             358              181
  Increase in value-bank owned life insurance                        377             181                -
  Service charges on deposit accounts                                354             362              194
  Other non interest income                                          648             217              194
                                                                _________________________________________
     Total other income                                            4,197           3,855            2,664
                                                                _________________________________________

OTHER EXPENSES:
  Salaries and benefits                                           12,127           8,081            6,594
  Occupancy                                                        1,652           1,420              890
  Data services                                                    1,085             763              536
  Third party services                                             1,065              95               35
  Marketing                                                          925             612              370
  Professional services                                              746             645              340
  Furniture and equipment                                            583             585              561
  Deposit services/supplies                                          401             311              193
  Other                                                            1,397           1,084              695
                                                                _________________________________________
     Total other expenses                                         19,981          13,596           10,214
                                                                _________________________________________
INCOME BEFORE INCOME TAXES                                         9,557           5,149            1,505
Income taxes                                                       3,832           2,112           (1,868)
                                                                _________________________________________
NET INCOME                                                       $ 5,725         $ 3,037          $ 3,373
                                                                =========================================



Basic earnings per share                                           $0.93           $0.50            $0.56
                                                                =========================================
Diluted earnings per share                                         $0.85           $0.46            $0.53
                                                                =========================================
Average common shares outstanding                              6,164,898       6,063,028        6,050,826
                                                                =========================================
Average common share equivalents outstanding                   6,730,947       6,595,413        6,375,399
                                                                =========================================

The accompanying notes are an integral part of the financial statements.




                     Bridge Capital Holdings and Subsidiary
     Consolidated Statement of Shareholders' Equity and Comprehensive Income
                 Periods ended December 31, 2003, 2004 and 2005
                    (dollars in thousands, except share data)

                                                                                                 Accumulated          Total
                                                                                                   Other             Share-
                                                         Common Stock              Retained      Comprehensive       holders'
                                                    Shares           Amount        Earnings      Income (loss)        Equity
______________________________________________________________________________________________________________________________

Balances, December 31, 2002                         6,049,959        $32,790        $(6,226)                $0         $26,564
==============================================================================================================================

Stock options exercised                                 1,687             10           ----               ----              10

Other comprehensive income- unrealized
  loss on securities available for sale, net             ----  ----                    ----                  7               7

Net income for the year                                  ----           ----          3,373                              3,373

______________________________________________________________________________________________________________________________
Balances, December 31, 2003                         6,051,646        $32,800        $(2,853)                $7         $29,954
==============================================================================================================================

Stock options exercised                                46,051            257           ----               ----             257

Other comprehensive income- unrealized
  loss on securities available for sale, net             ----  ----                    ----               (126)           (126)

Net income for the year                                  ----           ----          3,037                              3,037

______________________________________________________________________________________________________________________________
Balances, December 31, 2004                         6,097,697        $33,057           $184              $(119)        $33,122
==============================================================================================================================

Stock options exercised                               129,899            730                                               730

Tax benefit from exercise of
  non qualified stock options                                            120                                               120

Other comprehensive income- unrealized
  gain on securities available for sale, net                                                                17              17

Net income for the year                                                               5,725                              5,725


______________________________________________________________________________________________________________________________
Balances, December 31, 2005                         6,227,596         33,907          5,909               (102)         39,714
==============================================================================================================================

The accompanying notes are an integral part of the financial statements.




                Bridge Capital Holdings and Subsidiary
                 Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                                                                       Year ended
                                                                                      December 31,
                                                                               2005        2004         2003
                                                                             ________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                 $ 5,725     $ 3,037      $ 3,373
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                              2,162       1,671          843
      Depreciation and amortization                                              853         908          691
      Proceeds from loan sales                                                66,578      84,889       41,469
      Loans originated for sale                                              (69,843)    (68,459)     (57,329)
      Increase in accrued interest receivable and other assets                (4,747)     (3,102)      (2,440)
      Increase in accrued interest payable and other liabilities               2,176       2,314          962
                                                                             ________________________________
          Net cash provided by operating activities                            2,904      21,258      (12,431)
                                                                             ________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of securities available for sale                                  (50,394)    (17,554)     (20,000)
  Proceeds from maturities of securities available for sale                   64,300      15,200       12,277
  Net increase in loans                                                     (142,097)   (116,515)     (49,691)
  Purchase of life insurance                                                       -      (8,000)           -
  Purchase of fixed assets                                                      (935)     (1,417)        (499)
                                                                             ________________________________
          Net cash used in investing activities                             (129,126)   (128,286)     (57,913)
                                                                             ________________________________

CASH FLOW FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                   115,702     106,062       93,035
  Proceeds from sale of common stock                                             850         257           10
  Increase in other borrowings                                                10,000      12,372            -
                                                                             ________________________________
         Net cash provided by financing activities                           126,552     118,691       93,045
                                                                             ________________________________

         Net increase in cash and equivalents                                    330      11,663       22,701
Cash and equivalents at beginning of period                                   69,210      57,547       34,846
                                                                             ________________________________
Cash and equivalents at end of period                                       $ 69,540    $ 69,210     $ 57,547
                                                                             ================================

OTHER CASH FLOW INFORMATION:
  Cash paid for interest                                                     $ 5,538     $ 2,694      $ 2,112
                                                                             ================================
  Cash paid for income taxes                                                 $ 4,665     $ 2,101          $ -
                                                                             ================================

The accompanying notes are an integral part of the financial statements.


BRIDGE CAPITAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


1.       SIGNIFICANT ACCOUNTING POLICIES


         PRINCIPLES OF CONSOLIDATION - The financial statements include the accounts of Bridge Capital Holdings and its subsidiary, Bridge Bank, N.A. ("the Bank") collectively referred to herein as "the Company".

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

         Bridge Capital Holdings (the "Company") was formed for the purpose of serving as the holding company for Bridge Bank and is supervised by the Board of Governors of the Federal Reserve System. Effective October 1, 2004, Bridge Capital Holdings acquired 100% of the voting shares of Bridge Bank, National Association. As a result of the transaction, the former shareholders of Bridge Bank received one share of common stock of Bridge Capital Holdings for every one share of common stock of Bridge Bank owned.

         Prior to the share exchange, the common stock of the Bank had been registered with the Office of Comptroller of the Currency. As a result of the share exchange, common stock of Bridge Capital Holdings is now registered with the Securities and Exchange Commission. Filings under the federal securities laws are made with the SEC rather than the Office of the Comptroller of the Currency and are available on the SEC's website, http://www.sec.gov as well as on the Company's website http://www.bridgebank.com.

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

         EARNINGS PER SHARE - Basic net income per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. Common stock equivalents are included in the diluted net income per share calculation to the extent these shares are dilutive. See Note 2 to the financial statements for additional information on earnings per share.

         CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and highly liquid debt instruments purchased with an original maturity of three months or less. The Company is required to maintain non-interest earning cash reserves against certain of the deposit accounts. As of December 31, 2005, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $1,466,000 were maintained.

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

         LOANS HELD FOR SALE - Small Business Administration ("SBA") loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of loans are included in non-interest income.

         The Bank has adopted SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

         To calculate the gain (loss) on sale of loans, the Bank's investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. That portion of the excess servicing fees that represents contractually specified servicing fees (contractual servicing) is reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as an interest-only (I/O) strip receivable, which is classified as available for sale and carried at fair value. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

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

         OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") consist of properties acquired through foreclosure. We value these properties at the lower of cost or fair value less estimated costs to sell at the time we acquire them, which establishes the new cost basis. We charge against the allowance for credit losses any losses arising at the time of acquisition of such properties. After we acquire them, we carry such properties at the lower of cost or fair value less estimated selling costs. If we record any write-downs or losses from disposition of such properties after acquiring them, we include this amount in other non-interest expense. Development and improvement costs relating to OREO are capitalized (assuming they are recoverable). The Bank has no OREO at December 31, 2005 or 2004.

         INCOME TAXES - Deferred tax assets and liabilities are recognized at currently enacted rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled. Deferred income taxes are provided on income and expense items recognized in different periods for financial statement and tax reporting purposes. The Company eliminated its valuation allowance with respect to its net deferred tax asset of approximately $2.0 million as of December 31, 2003. During 2003, it was determined that the net deferred tax asset meets the realizability standards of SFAS No. 109 and, as such the valuation allowance was eliminated. No valuation allowance was deemed necessary based on the judgment of management that future earnings would be sufficient to realize the benefit of all of its deferred tax assets. The reduction in valuation allowance resulted in a credit to income tax expense of approximately $1.9 million for the tax year ended December 31, 2003.

         STOCK-BASED AWARDS - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation" as amended by SFAS No. 148 "Accounting for Stock -Based Compensation. Under the provisions of SFAS No. 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation plan under the fair value method. If the Company elects not to recognize compensation expense under this method, it is required to disclose the pro forma net income and net income per share effects based on SFAS No. 123 fair value methodology. The Company has elected to adopt the disclosure provisions of this statement. See Note 9 to the financial statements for information regarding stock-based awards.

         RECENT ACCOUNTING ANNOUNCEMENTS - In December 2004, FASB revised SFAS 123 and issued it under its new name, "SHARE-BASED PAYMENT." This statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting discussed in the previous paragraph. Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

         The Company must adopt this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense. The Company estimates that the adoption of this Statement will result in a reduction in net income of approximately $347 thousand in 2006, based on unvested options outstanding as of December 31, 2005. The decision to grant stock options is made annually on a case-by-case basis and, accordingly, the Company cannot estimate the amount or financial statement impact of any stock options that might be granted in 2006.

         RECLASSIFICATIONS - Certain reclassifications were made to prior years' presentations to conform to the current year. These reclassifications had no effect on net income or earnings per share.

         COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income" requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had accumulated other comprehensive income (loss) totaling ($102,000), net of tax, at December 31, 2005, ($119,000), net of tax, at December 31, 2004 and $7,000, net of tax, at December 31, 2003.


                                                        Period ended
                                                         December 31,
(dollars in thousands)                          2005         2004          2003
                                              ______       ______       _______

Net income                                    $5,725       $3,037       $ 3,373

Other comprehensive earnings-
 Net unrealized gains (losses) on
 securities available for sale                    17         (126)            7
                                              ______       ______       _______

Total comprehensive income                    $5,742       $2,911       $ 3,380
                                              ======       ======       =======


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


2.       EARNINGS PER SHARE

         Basic net earnings per share is computed by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. Common stock equivalents are included in the diluted net earnings per share calculation to the extent these shares are dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net earnings per share available to common shareholders is as follows (in thousands, except for per share amounts):



Earnings per share calculation (dollars in thousands, except per share amounts)


                                                              Year ended December 31,
                                                    ____________________________________________
                                                       2005             2004            2003
                                                    ___________      ___________     ___________

Net income                                          $ 5,725,000      $ 3,037,000     $ 3,373,000
                                                    ___________      ___________     ___________
Weighted average shares used in computing:

Basic earnings per share                              6,164,898        6,063,028       6,050,826
Dilutive potential common shares related to stock
  options, using the treasury stock method              566,049          532,385         324,573
                                                    ___________      ___________     ___________
Total average shares and equivalents                  6,730,947        6,595,413       6,375,399

Basic income  per share                             $      0.93      $      0.50     $      0.56
                                                    ===========      ===========     ===========
Diluted income per share                            $      0.85      $      0.46     $      0.53
                                                    ===========      ===========     ===========



         There were 34,700 options (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period(s) presented.

3.       SECURITIES


         The amortized cost and estimated fair values of securities at December 31 are as follows:



(dollars in thousands)                                    as of December 31, 2005
                                                 _________________________________________
                                                              Gross Unrealized
                                                             _________________     Fair
                                                   Cost       Gains    Losses      Value
                                                 _________________________________________

  U. S. Government Treasuries                    $   199       $ -     $    -     $    199
  U. S. Government Agencies                        12,355        -       (171)      12,184
                                                 _________________________________________
Total available for sale                           12,554        -       (171)      12,383
                                                 _________________________________________
  Total investment securities portfolio          $ 12,554      $ -     $ (171)    $ 12,383
                                                 =========================================


                                                          as of December 31, 2004
                                                 _________________________________________
                                                              Gross Unrealized
                                                              ________________     Fair
                                                   Cost       Gains    Losses      Value
                                                 _________________________________________
  U. S. Government Treasuries                    $    100      $ -     $    -     $    100
  U. S. Government Agencies                        26,400        -       (202)      26,198
                                                 _________________________________________
Total available for sale                           26,500        -       (202)      26,298
                                                 _________________________________________
  Total investment securities portfolio          $ 26,500      $ -     $ (202)    $ 26,298
                                                 =========================================



         As of December 31, 2005, investment securities with carrying values of approximately $199,000 were pledged as collateral. As of December 31, 2005, $171,000 in unrealized losses was attributable to securities positioned for the period greater than 12 months. The unrealized losses on investments in U.S. Government agency securities which have been in an unrealized loss position for one year or longer as of December 31, 2005 (a total of 12 securities), were caused by market interest rate increases subsequent to the purchase of the securities. Because the Bank has the ability to hold these investments until a recovery in fair value, which may be maturity, the unrealized losses on these investments are not considered to be other-than-temporarily impaired as of December 31, 2005.

         The scheduled maturities of securities (other than equity securities) available for sale at December 31, 2005 and 2004 were as follows:


(dollars in thousands)                                 December 31, 2005
                                                   ________________________
                                                  Amortized          Fair
       Securities available for sale                Cost             Value
                                                   ________________________

Due in one year or less                            $ 10,536        $ 10,429
Due after one year through five years                 2,018           1,954
Due after five years through ten years                    -               -
Due after ten years                                       -               -
                                                   ________________________
  Total securities available for sale                12,554          12,383
                                                   ________________________
    Total Investment securities                    $ 12,554        $ 12,383
                                                   ========================


                                                       December 31, 2004
                                                   ________________________
                                                  Amortized          Fair
       Securities available for sale                Cost             Value
                                                   ________________________

Due in one year or less                            $ 14,116        $ 14,074
Due after one year through five years                12,384          12,224
Due after five years through ten years                    -               -
Due after ten years                                       -               -
                                                   ________________________
  Total securities available for sale                26,500          26,298
                                                   ________________________
    Total Investment securities                    $ 26,500        $ 26,298
                                                   ========================

4.       LOANS AND ALLOWANCES FOR CREDIT LOSSES


         The following summarizes loans and activity in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003.

A SUMMARY OF LOANS IS AS FOLLOWS:
(dollars in thousands)
                                             2005         2004         2003
                                           __________________________________

Commercial and other                       $182,396     $100,681      $73,846
SBA                                          46,867       45,251       39,412
Real estate construction                     84,792       42,323       35,065
Real estate term                             83,748       80,044       28,036
Factoring/asset based lending                38,184       22,342       13,106
Other                                         4,011        3,945        4,984
________________________________           __________________________________
  Loans, gross                              439,998      294,586      194,449
Unearned fee income                          (1,395)        (973)        (713)
________________________________           __________________________________
  Total loan portfolio                      438,603      293,613      193,736
Less allowance for credit losses             (5,936)      (4,146)      (2,683)
________________________________           __________________________________
     Loans, net                            $432,667     $289,467     $191,053
================================           ==================================


ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES:
(dollars in thousands)
                                             2005         2004         2003
                                           __________________________________
Balance, beginning of period                $ 4,146      $ 2,683      $ 1,765
Provision for credit losses                   2,162        1,671          843
Charge-offs                                    (384)        (240)         (10)
Recoveries                                       12           32           85
                                           __________________________________
Balance, end of period                      $ 5,936      $ 4,146      $ 2,683
                                           ==================================

         There  was  one   non-accrual   loan  at  December  31,  2005  totaling
         $2,320,000, two non-accrual loans at December 31, 2004 totaling $1,026,000 and one non-accrual loan totaling $59,000 at December 31, 2003. At December 31, 2005, the non-accrual loans consisted of one commercial loan totaling $2,320,000 secured by business assets and real property with values in excess of the carrying value of the loan. At December 31, 2004, the non-accrual loans consisted of two SBA loans totaling $1,026,000 of which $712,000 is guaranteed by the U.S.Government. The remaining balance of $314,000 is secured by business assets and real property. Of the two loans on nonaccrual at December 31, 2004, one loan was determined to be impaired and its carrying value reflects the fair value of the collateral securing the loan.

         Income on such loans is only recognized to the extent that cash is received and where the future collection of principal is probable.
         Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

         At December 31, 2005 and 2004, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         There was no Other Real Estate Owned at December 31, 2005 or 2004.

5.       PREMISES AND EQUIPMENT


         Premises and equipment at December 31, are comprised of the following (dollars in thousands):


PREMISES AND EQUIPMENT
(dollars in thousands)
                                      2005           2004         2003
                                     ___________________________________

Leasehold improvements               $ 1,981        $ 1,590        $ 981
Furniture and Equipment                1,752          1,488        1,181
Capitalized Software                   1,344          1,066          655
                                     ___________________________________
     Premises and equipment            5,077          4,144        2,817
Less accumulated depreciation
   and amortization                   (2,740)        (1,929)      (1,302)
                                     ___________________________________
     Premises and equipment, net     $ 2,337        $ 2,215      $ 1,515
                                     ===================================



         Depreciation and amortization amounted to $813,000, $717,000 and $674,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and have been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.


6.       DEPOSITS

         The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of December 31, 2005, 2004 and 2003.



DEPOSIT CATEGORIES
(dollars in thousands)                      2005                      2004                      2003
                                     ___________________       ___________________       ___________________
                                                 Percent                   Percent                   Percent
                                      Total      of total       Total      of total       Total      of total
                                      Amount     deposits       Amount     deposits       Amount     deposits
                                     ___________________       ___________________       ___________________

Noninterest-bearing  demand          $185,557      39.64%      $126,895      36.00%      $ 76,510      31.05%
Interest-bearing demand                 2,866       0.61%         3,946       1.12%         6,954       2.82%
Money market and savings              210,011      44.86%       169,801      48.18%       115,930      47.05%
Certificates of deposit:
  Less than $100                       19,228       4.11%        16,182       4.59%        16,006       6.50%
  $100 and more                        50,496      10.79%        35,632      10.11%        30,994      12.58%
                                     ___________________       ___________________       ___________________
Total                                $468,158     100.00%      $352,456     100.00%      $246,394     100.00%
                                     ===================       ===================       ===================



         Deposits at December 31, 2005 included $70.6 million, or 15.1% of the total, in title and escrow company account balances compared to $55.3 million, or 15.6% at December 31, 2004 and $28.4 million, or 11.5% at December 31, 2003.

         The aggregate amount of time deposits, each with a minimum denomination of $100,000 at December 31, 2005, 2004 and 2003 was approximately $40,692,000, $35,632,000 and $30,994,000, respectively.

At December 31, 2005, time deposits of $100,000 or more have remaining maturities as follows:

(in thousands)

3 months or less                                     $ 22,085
Over 3 months to 6 months                               5,028
Over 6 months to 12 months                             11,462
Over 1 year to 5 years                                  2,117
                                                     _________
    TOTAL                                            $ 40,692
                                                     =========

At December 31, 2005, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)

                         2006                          64,879
                         2007                           3,648
                         2008                           1,097
                         2009                             100
                                                     _________
                                                     $ 69,724
                                                     =========


7.       JUNIOR SUBORDINATED DEBIT SECURITIES AND OTHER BORROWINGS


         JUNIOR SUBORDINATED DEBT SECURITIES

         On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the "debt securities") to Bridge Capital Trust I ("the Trust"), a statutory trust created under the laws of the State of California. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March, 2035. Interest is payable quarterly on these debt securities at a fixed rate of 5.9% for the first five years thereafter interest accrues at LIBOR plus 1.98%. The debt securities can be redeemed at par at the Company's option beginning in March, 2010; they can also be redeemed at par if certain events occur that impact the tax treatment of the capital treatment of the issuance.

         The Company also purchased a 3% minority interest in the Trust. The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities. Under FASB Interpretation No.46 (FIN
         46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," the Trust is not consolidated into the company's financial statements. Prior to the issuance of FIN 46, bank holding companies typically consolidated these entities. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities ("SPE's") such as the Trust, net of the bank holding company's investment in the SPE, qualify as Tier 1 Capital, subject to certain limits.


         OTHER BORROWINGS

         Other borrowings at December 31, 2005 are comprised of one advance from the Federal Home Loan Bank of San Francisco for $10,000,000. The advance is at a fixed rate of 4.38% with a maturity date of January 6, 2006.

         The advance is secured by loans totaling approximately $16 million. As of December 31, 2005, the Bank had a total borrowing capacity of approximately $80 million.

         The Bank also has unsecured borrowing lines with correspondent banks totaling $27 million. At December 31, 2005, there were no balances outstanding on these lines.

8.       INCOME TAXES


         Income tax expense (benefit) consists of the following for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):


                                   2005           2004          2003
                                  _____________________________________
Current:
  Federal                         $ 4,081        $ 1,826       $     25
  State                             1,057            489            185
                                  _____________________________________
     Total current                  5,138          2,315            210
                                  _____________________________________

Deferred:
  Federal                          (1,006)          (211)        (1,587)
  State                              (300)             8           (491)
                                  _____________________________________
    Total deferred                 (1,306)          (203)        (2,078)
                                  _____________________________________
       Income tax provision       $ 3,832        $ 2,112       $ (1,868)
                                  =====================================



         Deferred income taxes reflect the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2005, 2004 and 2003 are as follows:


                                        2005           2004           2003
                                     ________________________________________
Deferred tax assets (liability):
  Deferred Loan Fee                   $ 488,000      $ 340,000      $ 250,000
  Allowance for credit losses         1,756,000      1,246,000        597,000
  Deferred Pre-opening expenses          29,000        153,000        240,000
  State income taxes                    957,000        536,000        467,000
  Fixed assets                          (27,000)      (113,000)       (91,000)
  Other                                 292,000              -          7,000
  Accrued expenses                       91,000        119,000         47,000
Net operating loss                            -              -        561,000
                                     ________________________________________
Deferred tax asset                    3,586,000      2,281,000      2,078,000
                                     ________________________________________
Valuation Allowance                           -              -              -
                                     ________________________________________
Net Deferred Tax Asset               $3,586,000     $2,281,000     $2,078,000
                                     ========================================


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

         Rate Reconciliation


The effective tax rate differs from the federal statutory rate as follows:

                                   2005           2004          2003
                                  ____________________________________

Federal statutory rate            35.00%         35.00%         35.00%
State income tax, net of
   federal effect                  5.15%          6.27%        -20.40%
BOLI income                       -1.38%
Other, net                         1.33%         -0.25%          2.30%
Valuation allowance                0.00%          0.00%       -141.00%
                                  ____________________________________
     Income taxes                 40.10%         41.02%       -124.10%
                                 =====================================


9.       STOCK OPTION PLAN


         At December 31, 2005 the total authorized shares issuable under the Bridge Capital Holdings Stock Option Plan (the "Plan") was approximately 1,813,225 shares and the number of shares available for future grant was approximately 294,376 shares.

         Options issued under the Plan may be granted to employees and nonemployee directors and may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the market price of the Company's stock on the date of the grant. The term of the option may not exceed 10 years and generally vests over a 4 year period.

         A summary of the Bank's stock options as of December 31, 2005, 2004 and 2003 and changes during the period ended on that date is presented below:

                                                   Options Outstanding
                                              _____________________________
                                               Number      Weighted Average
                                              of Shares     Exercise Price
                                              _____________________________

Balances, December 31, 2002                   1,047,750         $ 5.41

Granted                                          76,800         $ 6.35
(weighted average value of $1.76)
Exercised                                        (1,687)        $ 5.00
Cancelled                                       (13,938)        $ 5.59
Expired                                               -
                                              _________

Balances, December 31, 2003                   1,108,925         $ 5.65

Granted                                         193,850         $13.14
(weighted average value of $3.49)
Exercised                                       (46,051)        $ 5.58
Cancelled                                          (750)        $ 6.44
Expired                                               -
                                              _________

Balances, December 31, 2004                   1,255,974         $ 6.81

Granted                                         235,750         $15.30
(weighted average value of $6.09)
Exercised                                      (129,899)        $ 5.62
Cancelled                                       (26,488)        $14.08
Expired                                               -
                                              _________

Balances, December 31, 2005                   1,335,337         $ 8.30


         Options exercisable at December 31, 2005 and 2004 were 884,769 and 503,638 respectively. The following table summarizes information about stock options outstanding at December 31, 2005.




                                     Options Outstanding            Options Exercisable
                           ______________________________________________________________
                                          Weighted     Weighted                  Weighted
                              Number      Average      average       Number      average
                           Outstanding   remaining     exercise   exercisable    exercise
   Exercise Price range      (000's)    life (years)    price       (000's)       price
_________________________________________________________________________________________

       $5.00 - $5.75         616,574        5.3        $ 5.017      616,574       $ 5.017
       $5.76 - $6.50         245,638        6.3        $ 6.318      193,825       $ 6.308
       $6.51 - $13.00        217,050        8.2        $11.702       69,020       $11.264
      $13.01 - $16.00        210,375        9.4        $14.848        5,350       $14.771
      $16.01 - $19.00         45,700        9.8        $17.660            0       $ 0.000
                           ____________________                     _____________________
                           1,335,337        6.7                     884,769       $ 5.850



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


Weighted Average Assumptions
                              2,005        2,004      2,003
                            __________________________________

Expected life               58 months    60 months   60 months
Stock Volatility               24.76%       21.90%      14.00%
Risk free interest rate         3.74%        3.18%       2.70%
Dividend yield                  0.00%        0.00%       0.00%




         The Bank's stock options generally vest annually over a period of 3 to 4 years. If the computed fair value of the 2005, 2004 and 2003 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:



                                           Year ended        Year ended          Year ended
                                          December 31,      December 31,        December 31,
                                              2005              2004                2003
                                          __________________________________________________

Net income:
  As reported                              $ 5,725,000       $ 3,037,000         $ 3,373,000

  Stock based employee
  compensation, net of tax, that
  would have been included in
  the determination of net
  income if the fair value method
  had been applied to all awards           $ (317,000)       $ (214,000)         $ (414,000)

  Pro forma                                $ 5,408,000       $ 2,823,000         $ 2,959,000

Basic income per share:
  As reported                              $      0.93       $      0.50         $      0.56
  Pro forma                                $      0.88       $      0.47         $      0.49
Diluted income per share:
  As reported                              $      0.85       $      0.46         $      0.53
  Pro forma                                $      0.80       $      0.43         $      0.46


10.      PENSION BENEFIT PLANS


         Effective August 1, 2004, the Bank established the Supplemental Executive Retirement Plan (SERP), an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to a select group of key executives and senior officers based on years of service and final average salary. The Bank uses a December 31 measurement date for this plan.


Obligations and Funded Status                             Fiscal Year
                                                       2005           2004
                                                   __________________________
Change in benefit obligation
Benefit obligation at beginning of year             $ 1,213,358           $ -
Service cost                                            311,438       150,312
Interest cost                                            91,488        35,341
Plan participants' contributions                                            -
Amendments (plan initiation)                                  -     1,027,706
Plan (gain) loss                                         63,885             -
Settlements/Curtailments                                      -             -
Benefits paid                                                 -             -
                                                   __________________________
Projected benefit obligation at end of year         $ 1,680,169   $ 1,213,359
                                                   ==========================

Change in plan assets
Fair value of plan assets at beginning of year                -             -
Actual return on plan assets
Settlements/Curtailments
Employer contribution
Plan participants' contributions
Benefits paid
                                                   __________________________
Fair value of plan assets at end of year                    $ -           $ -
                                                   ==========================

Reconciliation of funded status
Funded status                                        (1,680,169)   (1,213,359)
Unrecognized net actuarial (gain) loss                   63,885             -
Unrecognized prior service cost                         922,342       992,585
Unrecognized net transition obligation (asset)                -             -
                                                   __________________________
Net amount recognized                                $ (693,942)   $ (220,774)
                                                   ==========================

Amounts recognized in the statement of
financial position consist of:
Prepaid benefit cost                                   $ -           $ -
Accrued benefit liability                              (983,421)     (750,812)
Intangible asset                                        289,479       530,038
Accumulated other comprehensive income                        -             -
                                                   __________________________
Net periodic benefit cost                          $ (693,942)     $ (220,774)
                                                   ==========================

Assumptions used to determine  benefit
   obligations at December 31,
Discount rate                                             5.70%         6.00%
Rate of compensation increase                             5.00%         5.00%

Assumptions used to determine  net periodic
   benefit cost
Discount rate                                             6.00%         6.00%
Rate of compensation increase                             5.00%         5.00%

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


12.      COMMITMENTS AND CONTINGENT LIABILITIES


         Lease Commitments

         The Bank's Santa Clara, San Jose and Palo Alto locations are leased under non-cancelable operating leases that expire in 2010, 2006 and 2006, respectively. The Bank has renewal options with adjustments to the lease payments based on changes in the consumer price index.

         Future minimum annual lease payments are as follows:

For years ended December 31,

                          2006      1,028,000
                          2007        795,000
                          2008        864,000
                          2009        225,000
                          2010        907,000
                    thereafter      4,433,000
                                   __________
                                   $8,252,000
                                   ==========


         Rental expense under operating leases was $1,053,000 in 2005, $977,000 in 2004 and $574,000 in 2003.

         Other Commitments

         In the normal course of business, there are outstanding commitments to extend credit, which are not reflected in the consolidated financial statements. These commitments involve, to varying degrees, credit risk in excess of the amount recognized as either an asset or a liability in the balance sheet. The Bank controls the credit risk through its credit approval process. The same credit policies are used when entering into such commitments. Amounts committed to extend credit under normal lending agreements aggregated approximately $179,213,000 for undisbursed variable loan commitments and approximately $8,901,000 for commitments under unused letters of credit at December 31, 2005.

         The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments of $188,114,000, $99,556,000 and $61,748,000 at December 31, 2005, 2004
         and 2003, respectively. The Bank's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2005, no losses are anticipated as a result of these commitments.

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

         Undisbursed loan commitments were comprised of the following at December 31, 2005:


UNDISBURSED LOAN COMMITMENTS
(dollars in thousands)

Loan Category                       Amount

Commercial                         $75,701
SBA                                  7,381
Real estate construction            65,663
Real estate term                    16,997
Factoring/ABL                       15,289
Other                                7,083
                                 _________
Total                            $ 188,114
                                 =========

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

         The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Bank at December 31, 2005, 2004 and 2003. The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest bearing deposits in other banks, demand and savings deposits (See Note 5 for information regarding securities).


FAIR VALUE OF FINANCIAL INSTRUMENTS

                                          2005                     2004
                                 _______________________________________________
(dollars in thousands)            Carrying     Fair        Carrying      Fair
                                   Value       Value         Value       Value
                                 _______________________________________________
Financial Assets:
  Cash and due from banks          $22,880     $22,880       $ 6,535     $ 6,535
  Federal funds sold                46,660      46,660        62,675      62,675
  Investments securities            12,383      12,383        26,298      26,298
  Loans and leases, gross          439,998     445,798       293,612     300,962
  Bank owned life insurance          8,457       8,457         8,080       8,080
Financial liabilities:
  Deposits                         468,158     464,000       352,456     351,119
  Trust Preferred                   12,372      11,998        12,372      12,372
  Other Borrowing                   10,000      10,000             -           -


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

14.      BRIDGE CAPITAL HOLDINGS


         The following are the financial statements of Bridge Capital Holdings (parent company only):



                                  BALANCE SHEET
(dollars in thousands)
                                             December 31,       December 31,
ASSETS:                                          2005               2004
                                             ____________       ____________

Cash and due from banks                        $  1,979           $  2,095
Investment in bank & subsidiaries                50,018             43,430
Other assets                                        130                  -
                                               ________           ________
Total Assets                                   $ 52,126           $ 45,525
                                               ========           ========

LIABILITIES:
Balances due to subsidiaries                   $ 12,372           $ 12,372
Other liabilities                                    41                 31
                                               ________           ________
Total Liabilities                                12,413             12,403
                                               ________           ________
CAPITAL:
Common stock                                     33,907             33,057
Retained earnings                                 5,908                184
Current year net income                               -                  -
Other Comprehensive loss                           (102)              (119)
                                               ________           ________
Total Capital                                    39,713             33,122
                                               ________           ________

Total Liabilities and Capital                  $ 52,126           $ 45,525
                                               ========           ========

                             STATEMENT OF OPERATIONS

                                                      Period ended
(dollars in thousands)                                December 31,
                                               ___________________________
                                                 2005               2004
                                               ________           ________

Interest Income                                $     31           $      4
Interest expense                                    704                 22
Total noninterest expenses                          174                106
                                               ________           ________

Loss before income taxes                           (847)              (124)
Income taxes                                          0                  0
                                               ________           ________
Loss before undistributed income
  of the bank                                      (847)              (124)
Equity in undistributed income
 of the bank                                      6,572              3,161
                                               ________           ________
Net income                                      $ 5,725            $ 3,037
                                               ========           ========




                 STATEMENTS OF CASH FLOWS
                  (dollars in thousands)
                                                                Period ended       Period ended
                                                                December 31,       December 31,
                                                                    2005               2004
                                                                ____________       ____________

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $ 5,725            $ 3,037
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in undistributed (earnings) of subsidiaries            (6,572)            (3,161)
      Net change in other assets                                        (9)
      Net change in other liabilities                                   10                 31
                                                                   _______            _______
Net cash (used in) provided by operating activities                   (846)               (93)
                                                                   _______            _______


CASH FLOW FROM INVESTING ACTIVITIES:
Investment in subsidiaries                                                            (10,441)
                                                                   _______            _______
Net cash provided by financing activities                                -            (10,441)
                                                                   _______            _______

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common stock                                   730                257
  Proceeds from issuance of junior subordinated
    debentures                                                                         12,372
                                                                   _______            _______
Net cash provided by financing activities                              730             12,629
                                                                   _______            _______

Net increase (decrease) in cash and equivalents                       (116)             2,095
Cash and equivalents at beginning of period                          2,095                  -
                                                                   _______            _______
Cash and equivalents at end of period                              $ 1,979            $ 2,095
                                                                   =======            =======

NON CASH TRANSACTIONS:

Tax benefit from exercise of non qualified stock options

Other assets                                                          -121
                                                                   _______
                                                                      -121
                                                                   =======

Common stock                                                           121
                                                                   _______
                                                                       121
                                                                   =======



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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which they are subject.

         The following table shows the Bank's capital ratios at December 31, 2005 and 2004 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.





                                                           As of December 31,
             (in thousands)                        2005                       2004
                                             ___________________      ____________________
                                              Amount      Ratio        Amount       Ratio
                                             ___________________      ____________________

Company Capital Ratios
_____________________________________
Tier 1 Capital                               $ 51,593     10.38%      $ 44,172      12.34%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $ 19,879      4.00%      $ 14,313       4.00%

Total Capital                                $ 57,529     11.58%      $ 49,268      13.77%
(to Risk Weighted Assets)
Total capital minimum requirement            $ 39,758      8.00%      $ 28,625       8.00%

Company leverage
Tier 1 Capital                               $ 51,593     11.07%      $ 44,172      12.94%
(to Average Assets)
Total capital minimum requirement            $ 18,638      4.00%      $ 13,659       4.00%

Bank Risk Based Capital Ratios
_____________________________________
Tier 1 Capital                               $ 49,748     10.49%        $ 43,058    12.03%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $ 18,970      3.82%        $ 14,313     4.00%
To be well capitalized under
  prompt corrective action provisions        $ 28,455      6.00%        $ 21,469     6.00%

Total Capital                                $ 55,684     11.74%        $ 47,204    13.19%
(to Risk Weighted Assets)
Total capital minimum requirement            $ 37,939      7.63%        $ 28,625     8.00%
To be well capitalized under
  prompt corrective action provisions        $ 47,424      9.54%        $ 35,781    10.00%

Bank leverage
Tier 1 Capital                               $ 49,748      9.98%        $ 43,058    12.61%
(to Average Assets)
Total capital minimum requirement            $ 19,931      4.00%        $ 13,659     4.00%
To be well capitalized under
  prompt corrective action provisions        $ 24,914      5.00%        $ 17,073     5.00%


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


There are no current or anticipated changes in, or disagreements with, accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure


ITEM 9A. CONTROLS AND PROCEDURES


DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, the Company's management evaluated the effectiveness, as of December 31, 2005, of the Company's disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.


INTERNAL CONTROL OVER FINANCIAL REPORTING

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during fourth quarter 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management's report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that as of December 31, 2005, the Company's internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company's financial statements included in the Annual Report, issued an audit report on management's assessment of the Company's internal control over financial reporting. Vavrinek, Trine, Day & Co.'s audit report appears on the following page.


ITEM 9B.  OTHER INFORMATION          Not applicable

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2006 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).


ITEM 11.  EXECUTIVE COMPENSATION.

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2006 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2006 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2006 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2006 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).


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

(a) (3) Exhibits. The exhibit list required by this item is incorporated by reference to the accompanying Exhibit Index filed as part of this report.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BRIDGE CAPITAL HOLDINGS



                                 By:  /s/ DANIEL P. MYERS
                                 _____________________________________
                                          Daniel P. Myers, President
                                          (Principal ExecutiveOfficer)

Date:     March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                          Title                      Date
__________________________       ____________________       ____________________



/s/ RICHARD M. BRENNER                Director                March 9, 2006
__________________________       ____________________       ____________________
Richard M. Brenner


/s/ OWEN BROWN                        Director                March 9, 2006
__________________________       ____________________       ____________________
Owen Brown


/s/ DAVID V. CAMPBELL                 Director                March 9, 2006
__________________________       ____________________       ____________________
David V. Campbell


/s/ DAVID K. CHUI                     Director                March 9, 2006
__________________________       ____________________       ____________________
David K. Chui


/s/ ROBERT P. GIONFRIDDO              Director                March 9, 2006
__________________________       ____________________       ____________________
Robert P. Gionfriddo

                                      Chairman
/s/ ALLAN C. KRAMER                   Director                March 9, 2006
__________________________       ____________________       ____________________
Allan C. Kramer, M.D.


/s/ ROBERT P. LATTA                   Director                March 9, 2006
__________________________       ____________________       ____________________
Robert Latta


/s/ THOMAS M. QUIGG                   Director                March 9, 2006
__________________________       ____________________       ____________________
Thomas M. Quigg
                                  President, Chief
                                  Executive Officer
/s/ DANIEL P. MYERS                   Director                March 9, 2006
__________________________       ____________________       ____________________
Daniel P. Myers                     (Principal Executive
                                 Officer)


/s/ BARRY A. TURKUS                   Director                March 9, 2006
__________________________       ____________________       ____________________
Barry A. Turkus
                                   Executive Vice
                                  President, Chief
/s/ THOMAS A. SA                  Financial Officer           March 9, 2006
__________________________       ____________________       ____________________
Thomas A. Sa                        (Principal Financial
                                  and Accounting Officer)

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

(4.1) Indenture dated as of December 21, 2004 between Bridge Capital Holdings and JP Morgan Chase Bank as Trustee [incorporated by reference to Exhibit 4.1 to the registrant's Annual Report on Form 10-K dated 12/31/04]

(4.2) Amended and Restated Declaration of trust of Bridge Capital Holdings Trust I dated December 21, 2004 Trustee [incorporated by reference to
           Exhibit 4.2 to the registrant's Annual Report on Form 10-K dated 12/31/04]

(10.1) Bridge Bank Amended and Restated 2001 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K dated 12/31/04]**

(10.2)     Bridge  Bank,  National  Association   Supplemental  Executive
           Retirement Plan [Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K dated 12/31/04]

(10.3) Sublease for premises at 2120 El Camino Real, Santa Clara, California [Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K dated 12/31/04].

(10.4) Organizers' Acknowledgement of Liability on Lease California [Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K dated 12/31/04].

(10.5) Organizers' Acknowledgement of Liability on Lease and Letter of Credit Lease California [Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K dated 12/31/04].

(10.6) Lease for banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California [Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K dated 12/31/04].**

(10.7) Lease for banking office located at 3035 Prospect Park Drive, Suite 100, Rancho Cordova, County of Sacramento, State of California [Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K dated 12/31/04].**

(10.8) Wire Transfer Service Agreement with BankServ, Inc dated 6/25/02 California [Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K dated 12/31/04].

(10.9) Performance Incentive Compensation Plan California [Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K dated 12/31/04.

(21)       Subsidiaries

(23.1) Consent of Independent Registered Public Accounting Firm - Vavrinek, Trine, Day & Co., LLP

(23.2) Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

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


    **Management contract or compensatory plan or arrangement