Form 10-Q
period 2006-03-31
Bridge Capital Holdings
filed 2006-05-08
CIK 1304740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

                                    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________


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
                                                     ______________


Bridge Bank, N.A. (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No    .
   ___   ___

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated file and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares of Common Stock outstanding as of April 18, 2006: 6,256,721

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                                3
______________________________

ITEM 1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)           4

              INTERIM CONSOLIDATED BALANCE SHEETS                             4

              INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                   5

              INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                   6

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    14
              AND RESULTS OF OPERATIONS

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     29

ITEM 4.       CONTROLS AND PROCEDURES                                        31

PART II - OTHER INFORMATION
___________________________

ITEM 1.       LEGAL PROCEEDINGS                                              32

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    32

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                32

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            32

ITEM 5.       OTHER INFORMATION                                              32

ITEM 6.       EXHIBITS                                                       32

INDEX TO EXHIBITS                                                            33

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

THE READER SHOULD REFER TO THE MORE COMPLETE DISCUSSION OF SUCH RISKS IN THE COMPANY'S ANNUAL REPORTS ON FORM 10-K.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


         BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
           INTERIM CONSOLIDATED BALANCE SHEETS (unaudited)
                 (dollars in thousands)
                                                          March 31,   December 31,
                                                             2006         2005
                                                         __________________________
ASSETS
CASH AND DUE FROM BANKS                                      $ 17,879      $ 22,880
FEDERAL FUNDS SOLD                                             62,235        46,660
                                                         __________________________
  Total cash and equivalents                                   80,114        69,540
                                                         __________________________

INVESTMENT IN SUBSIDIARY-TRUST                                    527             -
INVESTMENT SECURITIES AVAILABLE FOR SALE                       14,229        12,383
LOANS, net of allowance for credit losses of $6,169 at
March 31, 2006 and $5,936 at December 31, 2005                449,519       432,667

PREMISES AND EQUIPMENT, net                                     2,538         2,337
ACCRUED INTEREST RECEIVABLE                                     2,587         2,202
OTHER ASSETS                                                   17,420        17,391

                                                         __________________________
   TOTAL                                                    $ 566,934     $ 536,520
                                                         ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Demand noninterest-bearing                                $ 188,827     $ 185,557
  Demand interest-bearing                                       2,993         2,866
  Savings                                                     210,663       210,011
  Time                                                         89,885        69,724
                                                         __________________________
     Total deposits                                           492,368       468,158
                                                         __________________________

JUNIOR SUBORDINATED DEBT SECURITIES                            17,527        12,372
OTHER BORROWINGS                                               10,000        10,000
ACCRUED INTEREST PAYABLE                                          155           130
OTHER LIABILITIES                                               4,903         6,146
                                                         __________________________
     Total liabilities                                        524,953       496,806
                                                         __________________________

COMMITMENTS AND CONTINGENCIES                                       -             -

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; 10,000,000 shares
    authorized; none issued
  Common stock, no par value; 30,000,000 shares authorized;
     6,256,721 shares issued and outstanding at March 31,
     2006.
     6,227,596 shares issued and outstanding at December
     31, 2006                                                  34,227        33,907
  Retained earnings                                             7,839         5,909
  Accumulated other comprehensive (loss)                          (85)         (102)
                                                         __________________________
     Total shareholders' equity                                41,981        39,714
                                                         __________________________
     TOTAL                                                  $ 566,934     $ 536,520
                                                         ===========================

The accompanying notes are an integral part of the financial statements.

          BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
          INTERIM CONSOLIDATED STATEMENTS OF INCOME (unaudited)
     (dollars in thousands, except per share amounts)

                                                   Three months ended
                                                         March 31,
                                                  2006            2005
                                               ___________     ___________
INTEREST INCOME:
  Loans                                           $ 10,252         $ 6,270
  Federal funds sold                                   578             221
  Investment securities available for sale              98             124
                                               ___________     ___________
    Total interest income                           10,928           6,615
                                               ___________     ___________

INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand                              7               5
    Money market and savings                         1,427             661
    Certificates of deposit                            665             314
    Other                                              287             208
                                               ___________     ___________
    Total interest expense                           2,386           1,188
                                               ___________     ___________

Net interest income                                  8,542           5,427
  Provision for credit losses                          222             333
                                               ___________     ___________
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                        8,320           5,094
                                               ___________     ___________

OTHER INCOME:
  Service charges on deposit accounts                  112              68
  Gain on sale of SBA loans                            451             420
  Other non interest income                            520             296
                                               ___________     ___________
     Total other income                              1,083             784
                                               ___________     ___________

OTHER EXPENSES:
  Salaries and benefits                              3,919           2,552
  Premises and fixed assets                            614             550
  Other                                              1,805           1,213
                                               ___________     ___________
     Total other expenses                            6,338           4,315
                                               ___________     ___________

INCOME BEFORE INCOME TAXES                           3,065           1,563
                                               ___________     ___________
Income taxes                                         1,134             606
                                               ___________     ___________
NET INCOME                                         $ 1,931           $ 957
                                               ============    ============

Basic earnings per share                            $ 0.31          $ 0.16
                                               ============    ============
Diluted earnings per share                          $ 0.29          $ 0.14
                                               ============    ============
Average common shares outstanding                6,240,495       6,127,474
                                               ============    ============
Average common and equivalent shares
 outstanding                                     6,784,758       6,687,860
                                               ============    ============

The accompanying notes are an integral part of the financial statements.

            BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
             (dollars in thousands)
                                                  Three months ended March 31,
                                                      2006           2005
                                                  _____________  ______________
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                           $ 1,931           $ 957
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                          222             333
      Depreciation and amortization                        209             219
      Stock based compensation                             150               -
      Proceeds from loan sales                         (69,843)
      Loans originated for sale                         66,578
        Increase in accrued interest receivable
          and other assets                                (432)           (253)
        Increase in accrued interest payable and
          other liabilities                             (1,592)              2
                                                  _____________  ______________
          Net cash (used in) provided by operating
            activities                                  (2,777)          1,258
                                                  _____________  ______________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturity of securities available
    for sale                                             3,275           6,100
  Purchase of securities available for sale             (5,080)           (197)
  Net increase in loans                                (13,809)        (29,011)
  Purchase of life insurance                                 -             (60)
  Purchase of fixed assets                                (415)           (331)
                                                  _____________  ______________
          Net cash used in investing activities        (16,029)        (23,499)
                                                  _____________  ______________

CASH FLOW FROM FINANCING ACTIVITIES:

  Net increase in deposits                              24,211          45,291
  Net increase in other borrowings                       5,000               -
  Common stock issued                                      169             250
                                                  _____________  ______________
Net cash provided by financing activities               29,380          45,541
                                                  _____________  ______________

NET INCREASE IN CASH AND EQUIVALENTS:                   10,574          23,300
Cash and equivalents at beginning of period             69,540          69,210
                                                  _____________  ______________
Cash and equivalents at end of period                 $ 80,114        $ 92,510
                                                  =============  ==============

OTHER CASH FLOW INFORMATION:
  Cash paid for interest                               $ 2,149           $ 964
                                                  =============  ==============
  Cash paid for income taxes                           $ 1,720           $ 430
                                                  =============  ==============

The accompanying notes are an integral part of the financial statements.

                             BRIDGE CAPITAL HOLDINGS
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC. The interim financial data as of March 31, 2006 and for the three months ended March 31, 2006 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter ended March 31, 2006, are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2005 is derived from the audited financial statements.

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

STOCK-BASED COMPENSATION.

On January 1, 2006,  the Company  adopted SFAS No. 123 (revised  2004) (SFAS No.
123R), Share-Based Payment , which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees , and instead generally require that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation . The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS

No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded an incremental $150,000 of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2006. As of March 31, 2006, $1.6 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 5 years.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended March 31, 2005 (in thousands, except per share amounts):

                                                Quarter ended
                                                   March 31,
                                                    2005
                                               _____________

Net income as reported                          $ 957,000
Deduct: Total stock-based
  employee compensation expense determined
  under fair value based method of all awards,
  net of related tax effects                    $ (116,000)
Pro forma net income                            $ 841,000

Earnings per share:
  Basic-as reported                             $ 0.16
  Basic-pro forma                               $ 0.14

  Diluted-as reported                           $ 0.14
  Diluted-pro forma                             $ 0.13


COMPREHENSIVE INCOME.

         SFAS No. 130, "Reporting Comprehensive Income" requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had cumulative other comprehensive income (loss) totaling $(85,000), net of tax, for the period ended March 31, 2006 and $(173,000), net of tax, for the period ended March 31, 2005.

 (dollars in thousands)                 Quarter ended March 31,
                                           2006        2005
                                        ___________ ____________

Net income                                    1,931        $ 957

Other comprehensive earnings-
 Change in net unrealized (losses)
 gains on securities available for sale          36          (97)
                                        ___________ ____________

Total comprehensive income                  $ 1,967        $ 860
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

Earnings per share calculation

                                               Quarter ended March 31,
                                                  2006           2005
                                              ___________________________
Net income                                     $ 1,931,000     $ 957,000
                                              ___________________________

Weighted average shares used in computing:
    Basic earnings per share                     6,240,495     6,127,474
    Dilutive potential common shares related
    to stock options, using the treasury stock
    method                                         544,263       560,386
                                              ___________________________
Total average shares and equivalents             6,784,758     6,687,860

Basic earnings per share                            $ 0.31        $ 0.16
                                              ===========================
Diluted earnings per share                          $ 0.29        $ 0.14
                                              ===========================


All options are dilutive.

3.       SECURITIES


The amortized cost and approximate fair values of securities at March 31, 2006 and December 31, 2005 are as follows:


(dollars in thousands)                as of March 31, 2006
                                 ______________________________
                                         Gross Unrealized
                                         ________________
                                                        Fair
                                  Cost   Gains  Losses  Value
                                 ______________________________
  U. S. Government Treasuries      $ 198    $ -    $ -    $ 198
  U. S. Government Agencies       14,166      -   (135)  14,031
                                 ______________________________
Total available for sale          14,364      -   (135)  14,229
                                 ______________________________
  Total investment securities
    portfolio                    $14,364    $ -  $(135) $14,229
                                 ===============================

(dollars in thousands)              as of December 31, 2005
                                 ______________________________
                                         Gross Unrealized
                                         ________________
                                                        Fair
                                  Cost   Gains  Losses  Value
                                 ______________________________
  U. S. Government Treasuries      $ 199    $ -    $ -    $ 199
  U. S. Government Agencies       12,355      -   (171)  12,184
                                 ______________________________
Total available for sale          12,554      -   (171)  12,383
                                 ______________________________
  Total investment securities
    portfolio                    $12,554    $ -  $(171) $12,383
                                 ===============================

The scheduled maturities of securities available for sale at March 31, 2006 were as follows:

(dollars in thousands)                 March 31, 2006
                                     ____________________
                                       Amortized   Fair
  Securities available for sale          Cost      Value
_________________________________________________________
Due in one year or less                $ 9,313   $ 9,250
Due after one year through five years    5,051     4,979
Due after five years through ten
  years                                      -         -
Due after ten years                          -         -
                                     ____________________
  Total securities available for sale   14,364    14,229
                                     ____________________
    Total Investment securities        $14,364   $14,229
                                     ====================

                                      December 31, 2005
                                     ____________________
                                       Amortized   Fair
  Securities available for sale          Cost      Value
_________________________________________________________
Due in one year or less                $10,536   $10,429
Due after one year through five years    2,018     1,954
Due after five years through ten years       -         -
Due after ten years                          -         -
                                     ____________________
  Total securities available for sale   12,554    12,383
                                     ____________________
    Total Investment securities        $12,554   $12,383
                                     ====================


As  of  March  31,  2006,   investment   securities   with  carrying  values  of
approximately $198,000 were pledged as collateral. As of March 31, 2006, $125,000 in unrealized losses was attributable to securities positioned for the period greater than 12 months. The unrealized losses on investments in U.S. Government agency securities which have been in an unrealized loss position for one year or longer as of March 31, 2006 (a total of 7 securities), were caused by market interest rate increases subsequent to the purchase of the securities. Because the Bank has the ability to hold these investments until a recovery in fair value, which may be maturity, the unrealized losses on these investments are not considered to be other-than-temporarily impaired as of March 31, 2006.

4.       LOANS


The balances in the various loan categories are as follows as of March 31, 2006 and December 31, 2005:


                                March 31,  December 31,
                                  2006         2005
                               _________________________
Commercial and other             $ 183,125    $ 182,396
SBA                                 47,380       46,867
Real estate construction            90,962       84,792
Real estate term                    93,184       83,748
Factoring/asset based lending       37,934       38,184
Other                                4,530        4,011
                               _________________________
  Loans, gross                     457,115      439,998
Unearned fee income                 (1,427)      (1,395)
                               _________________________
  Total loan portfolio             455,688      438,603
Less allowance for credit losses    (6,169)      (5,936)
                               _________________________
     Loans, net                  $ 449,519    $ 432,667
                               =========================



5.       PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at March 31, 2006 and December 31, 2005 are comprised of the following:


(dollars in thousands)
March 31, 2006
____________________________             Accumulated   Net Book
                                Cost     Depreciation   Value
                              _________  _____________ _________
Leasehold improvements         $ 2,304        $ (764)    $1,540
Furniture and fixtures             702          (440)       262
Capitalized Software             1,355          (923)       432
Equipment                        1,083          (779)       304
                              _________  _____________ _________
     Totals                    $ 5,444      $ (2,906)    $2,538
                              =========  ============  =========

December 31, 2005
____________________________             Accumulated   Net Book
                                Cost     Depreciation   Value
                              _________  _____________ _________
Leasehold improvements         $ 1,981        $ (700)    $1,281
Furniture and fixtures             676          (407)       269
Capitalized Software             1,344          (856)       488
Equipment                        1,076          (777)       299
                              _________  _____________ _________
     Totals                    $ 5,077      $ (2,740)    $2,337
                              =========  ============  =========

5.           JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS

JUNIOR SUBORDINATED DEBT SECURITIES

On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the "debt securities") to Bridge Capital Trust I, a statutory trust created under the laws of the State of California. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March, 2035. Interest is payable quarterly on these debt securities at a fixed rate of 5.9% for the first five years thereafter interest accrues at LIBOR plus 1.98%. The debt securities can be redeemed at par at the Company's option beginning in March, 2010; they can also be redeemed at par if certain events occur that impact the tax treatment of the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the Trust. The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

On March 30, 2006 the Company issued $5,155,000 of junior subordinated debt securities (the "debt securities") to Bridge Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March, 2037. Interest is payable quarterly on these debt securities at a fixed rate of 6.60% for the first five years thereafter interest accrues at LIBOR plus 1.38%. The debt securities can be redeemed at par at the Company's option beginning in April, 2011; they can also be redeemed at par if certain events occur that impact the tax treatment of the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the trust. The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

Under FASB Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," these Trusts are not consolidated into the company's financial statements. Prior to the issuance of FIN 46, bank holding companies typically consolidated these entities. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities ("SPE's") such as these Trusts, net of the bank holding company's investment in the SPE, qualify as Tier 1 Capital, subject to certain limits.

OTHER BORROWINGS

Other borrowings at March 31, 2006 are comprised of one advance from the Federal Home Loan Bank of San Francisco for $10,000,000. The advance is at a fixed rate of 4.89% with a maturity date of April 14, 2006.

The advance is secured by loans totaling approximately $17 million. As of March 31, 2006, the Bank had a total borrowing capacity of approximately $80 million.

The Bank also has unsecured borrowing lines with correspondent banks totaling $27million. At March 31, 2006, there were no balances outstanding on these lines.

6. STOCK-BASED COMPENSATION
SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors including implied volatility in market traded options on the Company's common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

The assumptions used for the three-month periods ended March 31, 2006 and March 31, 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

                  WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED DURING THE PERIOD ENDED:
                                                     March 31,
                                                       2006
                                                    __________
                Expected life                        60 months

                Stock Volatility                      28.10%

                Risk free interest rate                3.66%

                Dividend yield                         0.00%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         In addition to the historical information, this quarterly report contains certain forward-looking information within the meaning of Section 27a of the Securities Exchange Act of 1933, as amended, and section 21e of the Securities Exchange Act of 1934, as amended, and which are subject to the "Safe Harbor" created by those sections. The reader of this Quarterly report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressures in the Banking industry increases significantly; (2) changes in interest rate environment reduces margin; (3) general economic conditions, either nationally or regionally are less favorable than expected, resulting in, among other things. A deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) costs and expenses of complying with the internal control provisions of the Sarbanes-Oxley Act and our degree of success in achieving compliance; (7) changes in securities markets (8) future credit loss experience; (9) civil disturbances of terrorist threats or acts, or apprehension about possible future occurences of acts of this type; and (10) the involvement of the United States in war or other hostilities. Therefore, the information in this quarterly report should be carefully considered when evaluating the business prospects of the Company.

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

         The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At March 31, 2006 and December 31, 2005, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

 SELECTED FINANCIAL DATA

         The following presents selected financial data and ratios as of and for the quarter ended March 31, 2006 and 2005.

Statement of Operations Data:
____________________________
(dollars in thousands, except per share data)      Quarter ended March 31,
                                                    2006            2005
                                                _____________   ______________
Interest income                                      $ 10,928         $ 6,615
Interest expense                                        2,386           1,188
                                                _____________   ______________
Net interest income                                    8,542            5,427
Provision for credit losses                              222              333
                                                _____________   ______________
Net interest income after provision
  for credit losses                                    8,320            5,094
                                                _____________   ______________
Other income                                           1,083              784
Other expenses                                         6,338            4,315
                                                _____________   ______________
Income before income taxes                             3,065            1,563
Income taxes                                           1,134              606
                                                _____________   ______________
Net income                                           $ 1,931            $ 957
                                                =============   ==============

Per share Data:
_______________
Basic earnings per share                              $ 0.31           $ 0.16
Diluted earnings per share                              0.29             0.14
Shareholders' equity per share                          6.71             5.58
Cash dividend per common share                             -                -

                                                          March 31,
Balance Sheet Data:                                 2006            2005
___________________                             _____________   ______________
Balance sheet totals:
  Assets                                          $ 566,934       $ 448,440
  Loans, net                                         449,519          318,145
  Deposits                                           492,369          397,747
  Shareholders' equity                                41,981           34,275

Average balance sheet amounts:
  Assets                                          $ 540,099       $ 397,375
  Loans, net                                         421,543          299,625
  Deposits                                           470,012          342,187
  Shareholders' equity                                40,939           33,810

Selected Ratios:
________________
Return on average assets                               1.45%            0.96%
Return on average equity                              19.13%           11.32%
Leverage capital ratio                                10.22%           11.54%
Efficiency ratio                                      65.85%           69.47%
Net chargeoffs to average loans                        0.00%            0.00%
Allowance for loan losses to total loans               1.35%            1.39%
Average equity to average assets                       7.58%            8.51%

SUMMARY OF FINANCIAL RESULTS - QUARTER ENDED MARCH 31, 2006

The Company reported net income of $1,931,000 ($0.31 basic and $0.29 diluted earnings per share) for the quarter ended March 31, 2006 as compared to $957,000 ($0.16 basic and $0.14 diluted earnings per share) for the quarter ended March 31, 2005. The increase in net income resulted primarily from increases in net interest income offset, in part, by lower non-interest income and an increase in operating expenses.

The table below highlights the changes in the nature and sources of income and expense.



                                                      Quarter ended March 31,       Increase
                                                         2006           2005        (Decrease)
Operations                                           ____________   ____________  _____________
(dollars in thousands, except per share data)

Interest income                                         $ 10,928        $ 6,615        $ 4,313
Interest expense                                           2,386          1,188          1,198
                                                     ____________   ____________  _____________

Net interest income                                        8,542          5,427          3,115
Provision for credit losses                                  222            333           (111)
                                                     ____________   ____________  _____________

Net interest income after provision
  for credit losses                                        8,320          5,094          3,226
                                                     ____________   ____________  _____________
Other income                                               1,083            784            299
Other expenses                                             6,338          4,315          2,023
                                                     ____________   ____________  _____________
Income before income taxes                                 3,065          1,563          1,502

Income taxes                                               1,134            606            528
                                                     ____________   ____________  _____________
Net income                                               $ 1,931          $ 957          $ 974
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

         Net interest income for the quarter ended March 31, 2006 was $8,542,000 comprised of $10,928,000 in interest income and $2,386,000 in interest expense. Net interest income for the quarter ended March 31, 2005 was $5,427,000 comprised of $6,615,000 in interest income and $1,188,000 in interest expense. Net interest income for the quarter ended March 31, 2006 represented an increase of $3.1 million or 57% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

         The net interest margin (net interest income divided by average earning assets) was 7.0% for the quarter ended March 31, 2006 and compared to 6.0% for the same quarter in 2005. The improvement in the net interest margin was the result of improved balance sheet leverage together with the impact of higher short-term market interest rates.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended March 31, 2006 and 2005.


                                                   March 31,                              March 31,
                                                     2006                                  2005
                                    _____________________________________ ______________________________________
                                                (dollars in thousands)
                                                    YIELDS    INTEREST                     YIELDS    INTEREST
                                       AVERAGE        OR       INCOME/        AVERAGE        OR       INCOME/
                                       BALANCE       RATES     EXPENSE        BALANCE       RATES     EXPENSE
                                    _____________________________________ ______________________________________
ASSETS
Interest earning assets:
  Loans (1)                              $ 428,793      9.6%    $ 10,252        $ 304,831      8.2%     $ 6,270
  Federal funds sold                        52,550      4.4%         578           36,282      2.4%         221
  Investment securities (2)                 13,501      2.9%          98           22,719      2.2%         124
                                    _____________________________________ ______________________________________
Total interest earning assets              494,844      8.8%      10,928          363,832      7.3%       6,615
                                                   ______________________                 ______________________

Noninterest-earning assets:
  Cash and due from banks                   30,149                                 21,631
  All other assets (3)                      14,731                                 11,917
                                    _______________                       ________________
      TOTAL                              $ 539,724                              $ 397,380
                                    ===============                       ================

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                  $ 3,369      0.8%           7          $ 3,266      0.6%         $ 5
   Savings                                 212,787      2.7%       1,427          153,496      1.7%         654
   Time                                     73,002      3.6%         665           52,431      2.4%         321
Other                                       22,111      5.2%         287           17,444      4.8%         208
                                    _____________________________________ ______________________________________
Total interest bearing liabilities         311,269      3.1%       2,386          226,637      2.1%       1,188
                                                   ______________________                 ______________________

Noninterest-bearing liabilities:
   Demand deposits                         180,853                                132,994
   Accrued expenses and
     other liabilities                       6,663                                  3,939
Shareholders' equity                        40,939                                 33,810
                                    _______________                       ________________
    TOTAL                                $ 539,724                              $ 397,380
                                    ===============                       ================

Net interest margin and
                                                             ____________                           ____________
  Net interest income                                   7.0%     $ 8,542                       6.0%     $ 5,427
                                                   ======================                 ======================


(1) Loan fee amortization of $892,000 and $721,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3) Net of average allowance for credit losses of $6,001,000 and $4,270,000, respectively.

         The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2006 and 2005. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

VOLUME/RATE ANALYSIS
(dollars in thousands)
                                                   2006 vs. 2005
                                      _____________________________________
                                                  Increase (decrease)
                                                    due to change in
                                      _____________________________________
                                        Average     Average      Total
                                         Volume       Rate       Change
                                      _____________________________________
 Interest income:
   Loans                                  $ 2,964     $ 1,018     $ 3,982
   Federal funds sold                         179         178         357
   Investment securities                      (67)         41         (26)
                                      _____________________________________
      Total interest income                 3,076       1,237       4,313
                                      _____________________________________

 Interest expense:
   Demand                                       0           2           2
   Savings                                    398         375         773
   Time                                       187         157         344
   Other                                       61          18          79
                                      _____________________________________
       Total interest expense                 646         552       1,198
                                      _____________________________________

 Change in net interest income            $ 2,430       $ 685     $ 3,115
                                      ====================================


INTEREST INCOME

         Interest income of $10.9 million in the quarter ended March 31, 2006 represented an increase of $4.3 million, or 65%, over $6.6 million in the same quarter one year earlier. The increase in interest income was primarily due to growth in earning assets, particularly growth in average loan balances. Average earning assets for the quarter ended March 31, 2006 were $494.8 million and represented growth of $131.0 million or 36% over $363.8 million for the same period in 2005. Average gross loans were $428.8 million for three months ended March 31, 2006, an increase of $124.0 million or 41% over $304.8 million for the same period one year earlier.

         In addition, interest income increased as a result of increases in short-term interest rates. The average yield on earning assets was 8.8% for the quarter ended March 31, 2006 and 7.3% for the quarter ended March 31, 2005. The majority of the Company's earning assets, including a majority of loans, are priced to adjust with movement in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate in the second half of 2005 and continuing into the first quarter of 2006.

         During the quarter ended March 31, 2006, the ratio of average gross loans to average deposits (one measure of leverage) increased to 87.1%, up from 84.8% in the comparable period of 2005. In addition, average loans comprised 86.7% of average earning assets in the three months ended March 31, 2006 compared to 83.8% in the first quarter of 2005.

         Other earning assets, consisting of investment securities, federal funds sold and interest bearing deposits in other banks, averaged $66.0 million for the quarter ended March 31, 2006, an increase of $7.0 million or 11.9% from $59.0 million for the three months ended March 31, 2005.

INTEREST EXPENSE

         Interest expense was $2,386,000 for the quarter ended March 31, 2006, which represented an increase of $1,198,000 or 100.8% over $1,188,000 for the comparable period of 2005. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates paid on liabilities in 2006 compared to 2005. Average interest-bearing liabilities were $311.3 million for the three months ended March 31, 2006, an increase of $84.7 million, or 37.4%, over $226.6 million for the same period one year earlier. In addition, the average rate paid on interest-bearing liabilities was 3.1% in the quarter ended March 31, 2006 compared to 2.1% in the first quarter of 2005 as a result of increases in short-term market interest rates.

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

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $222,000 to the allowance for credit losses for the three months ended March 31, 2006, as compared to $333,000 for the same period in 2005. There were no loans charged off and $11,000 in recoveries during the three months ended March 31, 2006 as compared to no loans charged-off and $3,000 in recoveries during the three month period ended March 31, 2005. At March 31, 2006, the allowance for credit losses was $6.17 million, representing 1.35% of total loans, as compared to $4.48 million, representing 1.39% of total loans, at March 31, 2005.

The following schedule provides an analysis of the allowance for credit losses

ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES:

(dollars in thousands)                     March 31,
                                      2006         2005
                                   _________________________
Balance, beginning of period           $ 5,936      $ 4,146
Provision for credit losses                222          333
Charge-offs                                  -            -
Recoveries                                  11            3
                                   _________________________
Balance, end of period                 $ 6,169      $ 4,482
                                   =========================


         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were two non-accrual loans totaling $2,563,000 at March 31, 2006 and one loan totaling $2,320,000 at December 31, 2005. At March 31, 2006, nonaccrual loans consisted of one commercial loan totaling $266,000, which is secured by business assets and real property with values in excess of the loan's carrying value and one SBA loan totaling $2,297,000, which is secured by real property with values in excess of the loan's carrying value.

         In addition, at March 31, 2006 and December 31, 2005, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         At March 31, 2006 and December 31, 2005 there were no properties owned by the Company acquired through the foreclosure process and there were no restructured loans.

The following summarizes nonperforming loans at March 31, 2006 and December 31, 2005.


(dollars in thousands)                                     March 31,     December 31,
                                                              2006             2005
                                                        ___________________________________
Loans accounted for on a nonaccrual basis                        $ 2,563           $ 2,320
Loans restructured and in compliance with modified
  terms                                                                -                 -
Other loans with principal or interestcontracturally
  past due 90 days or more                                             -                 -
                                                        ___________________________________
                                                                 $ 2,563           $ 2,320
                                                        ===================================

         Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as follows for the period ended March 31, 2006 and December 31, 2005:


                                    March 31, 2006                   December 31, 2005
                              ______________________________   ______________________________
                                              Percent of                       Percent of
                                             loans in each                    loans in each
                                              category to                      category to
(dollars in thousands)           Amount       total loans         Amount       total loans
                              ______________________________   ______________________________

Commercial and other                  1,748           40.0%            2,029           41.5%
SBA                                   1,993           10.4%            1,975           19.3%
Real estate construction                971           19.9%              742           19.0%
Real estate term                        930           20.4%              721           10.7%
Factoring/ABL                           500            8.3%              443            8.7%
Other                                    27            1.0%               26            0.9%
                              ______________________________   ______________________________
                                    $ 6,169          100.0%          $ 5,936          100.0%
                              ==============================   ==============================


         Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's loan portfolio, which includes approximately $184,000,000 in real estate and construction loans, representing approximately 40% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

NON-INTEREST INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the three months ended March 31, 2006 and 2005:

 NON-INTEREST INCOME
 (dollars in thousands)                2006                       2005
                            ________________________   ________________________
                               Amount     Percent         Amount     Percent
                            ________________________   ________________________

 Gain on sale of SBA loans        $ 451       41.7%          $ 420       53.6%
 SBA loan servicing income          117       10.8%             65        8.3%
 Depositor service charges          112       10.3%             68        8.7%
 Other operating income             403       37.2%            231       29.5%
                            ________________________   ________________________

                                $ 1,083      100.0%          $ 784      100.0%
                            ========================   ========================


         Non-interest income totaled $1,083,000 in the first quarter of 2006, an increase of $299,000 or 38.1% from $784,000 in 2005. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan servicing income and packaging fees and service charge income on deposit accounts. The increase in non-interest income for the first quarter of 2006 was primarily a result of an increase in SBA loan servicing income, an annual payment of $40,000 received from Zions Bank for SBA loan sale volume incentive and $61,000 in warrant income recognized during the first quarter of 2006.

           Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders;
(2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $451,000 in the quarter ended March 31, 2006 which represented an increase of $31,000 or 7% compared to $420,000 the same period one year earlier. The increase was attributed to a higher volume of loans sold during the quarter. During the first three months of 2006 the Company's SBA group funded $11.6 million in new loans and sold $14.5 million which compared to $12.9 million funded and $10.6 million sold in the same period one year earlier.

NON-INTEREST EXPENSE

         The components of other expense are set forth in the following table for the three months ended March 31, 2006 and 2005.

         Other Expense as a Percent of Average Earning Assets
         (dollars in thousands)

                                              2006                   2005
                                       __________________     __________________
                                       Amount     Percent     Amount     Percent
                                       __________________     __________________

         Salaries and benefits         $3,919      3.2%       $2,552      2.1%
         Occupancy                        446      0.4%          403      0.3%
         Data processing                  362      0.3%          251      0.2%
         Legal and professional           208      0.2%          180      0.1%
         Furniture and equipment          168      0.1%          147      0.1%
         Other                          1,235      1.0%          782      0.6%
                                       ______                 ______
                                       $6,338      5.2%       $4,315      3.4%
                                       ======                 ======

         Operating expenses were $6,338,000 for the three months ended March 31, 2006, an increase of $2,023,000 or 46.9% from $4,315,000 at March 31, 2006. As a percentage of average earning assets, other expenses for the three months ended March 31, 2006 and 2005 were 5.2% and 4.8%, respectively, on an annualized basis. In 2006, operating expenses were comprised primarily of salaries and benefits of $3,919,000, which compared to $2,552,000 in 2005 and other expense of $1,235,000 which compared to $782,000 in 2005. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At March 31, 2006, the Company employed 113 FTE compared to 81 FTE on the same date one year earlier. The increase in other expense is primarily due to an increase of $320,000 in expense related to deposit and third party services, an increase of $57,000 in marketing and advertising expense and a $48,000 amortization of a California Housing Tax Credit investment.


BALANCE SHEET

         Total assets of Bridge Bank at March 31, 2006 were $566.9 million, an increase of $118.5 million (26.4%) as compared to $448.4 million at December 31, 2005. Growth in total assets was principally due to an increase in deposit balances.

         The following table shows the Company's loans by type and their percentage distribution for the periods ended March 31, 2006 and December 31, 2005.

LOAN PORTFOLIO
(dollars in thousands)                          March 31,    December 31,
                                                  2006            2005
                                             ________________________________
Commercial and other                               $ 183,125       $ 182,396
SBA                                                   47,380          46,867
Real estate construction                              90,962          84,792
Real estate other                                     93,184          83,748
Factoring and Asset based                             37,934          38,184
Other                                                  4,530           4,011
                                             ________________________________
Total gross loans                                    457,115         439,998
Unearned fee income                                   (1,427)         (1,395)
                                             ________________________________
  Total loan portfolio                               455,688         438,603
Less allowance for credit losses                      (6,169)         (5,936)
                                             ________________________________
     Loans, net                                    $ 449,519       $ 432,667
                                             ================================

Commercial and other                                   40.0%           41.5%
SBA                                                    10.4%           10.7%
Real estate construction                               19.9%           19.2%
Real estate term                                       20.4%           19.0%
Factoring and Asset based                               8.3%            8.7%
Other                                                   1.0%            0.9%
                                             ________________________________
Total gross loans                                     100.0%          100.0%
                                             ================================


         Net loan balances increased to $449.5 million at March 31, 2006, which represented an increase of $16.9 million (3.9%) as compared to $432.7 million at December 31, 2005. The increase in loans was primarily in real estate construction and real estate other (including home equity lines) without a concentration in any one specific category of loans, although overall real estate secured loans comprise over 40% of loan balances at March 31, 2006. The increase was a result of general marketing efforts.

         The Company's commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara county region. Commercial loans were $183.1 million at March 31, 2006, which represented a slight increase over $182.4 million at December 31, 2005. At March 31, 2006, commercial loans comprised 40.0% of total loans outstanding compared to 41.5% at December 31, 2005.

         In March of 2002, the Company established an SBA lending group in Santa Clara with a loan production office in Sacramento county. In October 2004, the Company established a loan production office in San Diego county. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 70% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, The Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Community Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company's position. The Company's position in relation to the real estate "piggyback" loans can range from 50% to 70% loan to value. At March 31, 2006, SBA loans comprised $47.4 million, or 10.4%, of total loans, a slight increase from $46.9 million at December 31, 2005. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At March 31, 2006 and December 31, 2005, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

         The Company's construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $6.2 million, or 7.3%, to $91.0 million at March 31, 2006 over $84.8 million at December 31,
2005. Construction loan balances at March 31, 2006 comprised 19.9% of total loans compared to 19.2% at December 31, 2005.

         Other real estate loans increased $9.5 million or 11.3% to $93.2 million at March 31, 2006 over $83.7 million at December 31, 2005. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 20.4% of total loans at March 31, 2006 compared to 19.0% at December 31, 2005.

         Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Bank receives client specific payment for client invoices. Under the factoring program, the Bank purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Bank purchases the receivables subject to recourse from the Bank's factoring client. The asset-based lending program requires a security interest in all of a client's accounts receivable. At March 31, 2006, Factoring/Asset Based loans totaled $37.9 million or 8.3% of total loans as compared to $38.2 million or 8.7% of total loans at December 31, 2005.

         Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At March 31, 2006, other loans totaled $4.5 million as compared to $4.0 million at December 31, 2005.

         Average total assets of the Company for the three months ended March 31, 2006 were $540.1 million. Average earning assets reached $494.8 million, representing 91.7% of total assets, in the three months ended March 31, 2006 with an average yield of 8.8%. The increase in yield reflects the increase in the volume and yield of average earning assets. At March 31, 2006, average loan balances comprised $428.8 million, representing 86.7% of average earning assets and 87.1% of average deposits as compared to $202.8 million at March 31, 2005 representing 83.8% of average earning assets and 84.8% of average deposits.

         Deposits represent Bridge Bank's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank's market area. The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of March 31, 2006 and December 31, 2005.



DEPOSIT CATEGORIES
(dollars in thousands)                       March 31,                   December 31,
                                               2006                         2005
                                      ________________________     ________________________
                                                    Percent                      Percent
                                         Total     of total           Total     of total
                                        Amount     deposits          Amount     deposits
                                      ________________________     ________________________
Noninterest-bearing  demand             $ 188,827      38.35%        $ 185,557      39.64%
Interest-bearing demand                     2,993       0.61%            2,866       0.61%
Money market and savings                  210,663      42.79%          210,011      44.86%
Certificates of deposit:
  Less than $100                           26,250       5.33%           19,228       4.11%
  $100 and more                            63,635      12.92%           50,496      10.79%
                                      ________________________     ________________________

Total                                   $ 492,368     100.00%        $ 468,158     100.00%
                                      ========================     ========================


         Deposits increased $24.2 million or 5.2% from $468.2 million at December 31, 2005 to $492.4 million at March 31, 2006. The increase in deposits was primarily in Institutional certificates of deposit. The increase was a result of marketing efforts to attract such deposits in order to meet the Bank's liquidity needs and to accommodate projected loan funding. Deposit totals at March 31, 2006 included $70.2 million, or 14.3%, in title and escrow company account balances compared to $78.7 million, or 19.8%, at December 31, 2005. Excluding title and escrow company account balances, deposits increased $22.7 million or 5.4% compared to December 31, 2005.

         At March 31, 2006, the total number of deposit  accounts  reached 2,479
with  an  average   balance  per  account   (excluding   title  and  escrow)  of
approximately $173,192.

         Average deposits for the three months ended March 31, 2006 were $470.0 million comprised of average interest-bearing deposits of $289.2 million and average non-interest bearing demand deposits of $180.9 million. The average rate paid on interest-bearing deposits was 2.9% and the Company's overall net interest margin was 7.0%.

LEVERAGE

         Total gross loan balances at March 31, 2006 were $457.1 million. The resulting loan to deposit ratio was 91.2%. Other earning assets at March 31, 2006 were primarily comprised of Fed Funds sold of $62.2 million. To date, the Company has deployed earning assets primarily in Fed funds to address the potential volatility of the title company deposit balances and to accommodate projected loan funding.


CAPITAL RESOURCES

         The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks. Additional capital requirements may be imposed on banks based on market risk. The FDIC requires a Tier 1 capital(1)/ ratio to total assets ratio of 8% for new banks during the first three years of operation.

______________________________

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

         The Company's Tier 1 capital at March 31, 2006 was $55.1 million comprised of $34.2 million of capital stock and surplus, $7.7 million in retained earnings and trust preferred securities up to the allowable limit of $13.2.

         The following table shows the Company's capital ratios at March 31, 2006 and December 31, 2005 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.


                                             As of March 31,          As of December 31,
             (in thousands)                      2006                       2005
                                         ________________________  _________________________
                                           Amount       Ratio         Amount       Ratio
                                         ________________________  _________________________
Company Capital Ratios
________________________________________
Tier 1 Capital                               $55,149      10.74%        $51,593      10.38%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $20,543       4.00%        $19,879       4.00%

Total Capital                                $65,065      12.67%        $57,529      11.58%
(to Risk Weighted Assets)
Total capital minimum requirement            $41,085       8.00%        $39,758       8.00%

Company leverage
Tier 1 Capital                               $55,149      10.22%     $ 51,593        11.07%
(to Average Assets)
Total capital minimum requirement            $21,589       4.00%     $ 18,638         4.00%

Bank Risk Based Capital Ratios
________________________________________
Tier 1 Capital                               $52,040      10.13%        $49,748      10.49%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $20,542       4.00%        $18,970       4.00%
To be well capitalized under
  prompt corrective action provisions        $30,814       6.00%        $28,455       6.00%

Total Capital                                $58,209      11.33%        $55,684      11.74%
(to Risk Weighted Assets)
Total capital minimum requirement            $41,084       8.00%        $37,939       8.00%
To be well capitalized under
  prompt corrective action provisions        $51,357      10.00%        $47,424      10.00%

Bank leverage
Tier 1 Capital                               $52,040       9.64%        $49,748       9.98%
(to Average Assets)
Total capital minimum requirement            $21,587       4.00%        $19,931       4.00%
To be well capitalized under
  prompt corrective action provisions        $26,986       5.00%        $24,914       5.00%


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

The Company and the Bank were considered well capitalized at March 31, 2006.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

LIQUIDITY/INTEREST RATE SENSITIVITY

         The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At March 31, 2006 and December 31, 2005, liquid assets as a percentage of deposits were 19.2% and 17.5%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $27 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs and additionally has approximately $27 million in borrowing capacity at the Federal Home Loan Bank of San Francisco. The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

         The following table sets forth the distribution of repricing opportunities, based on contractual terms of The Company's earning assets and interest-bearing liabilities at March 31, 2006, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.


DISTRIBUTION OF REPRICING OPPORTUNITIES
March 31, 2006
(dollars in thousands)
                                             After three  After six   After one
                                    Within   months but   months but  year but    After
                                    three    within six   within one   within      five
                                    months     months        year     five years  years      Total
                                 _____________________________________________________________________
Federal funds sold                   $62,235         $ -          $ -       $ -        $ -   $ 62,235
U.S. Treasury securities                   -          99            -        99          -        198
Agency securities                      3,243       1,982        3,926     4,880          -     14,031
Loans                                367,369      29,709        4,965    43,277     11,795    457,115
                                 _____________________________________________________________________
 Total earning assets                432,847      31,790        8,891    48,256     11,795    533,579
                                 _____________________________________________________________________
Interest checking, money market
  and savings                        213,656       -----        -----     -----      -----    213,656
Certificates of deposit:
 Less than $100,000                   27,857       7,524       19,247     9,007      -----     63,635
  $100,000 or more                     3,226       3,057        9,987     9,980      -----     26,250
                                 _____________________________________________________________________
 Total interest-bearing liabilities  244,739      10,581       29,234    18,987          0    303,541
                                 _____________________________________________________________________
Interest rate gap                   $188,108     $21,209     ($20,343)  $29,269    $11,795   $230,038
                                 =====================================================================
Cumulative interest rate gap        $188,108    $209,317     $188,974  $218,243   $230,038
                                 =========================================================
Interest rate gap ratio                 0.43        0.67        (2.29)     0.61       1.00
                                 =========================================================
Cumulative interest rate gap ratio      0.43        0.45         0.40      0.42       0.43
                                 =========================================================

         Based on the contractual terms of its assets and liabilities, The Company's balance sheet as March 31, 2006 was asset sensitive in terms of its short-term exposure to interest rates. That is, at March 31, 2006 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Company have been written with a minimum "floor" rate.

The following table shows maturity and interest rate sensitivity of the loan portfolio at March 31, 2006 and December 31, 2005. At March 31, 2006, approximately75% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

                            Balances at                Due after one
                             March 31,    Due one year year through  Due after
(dollars in thousands)          2006        or less     five years   five years
________________________________________________________________________________
Commercial and other            $ 183,125      $89,305       $85,614     $8,206
SBA                                47,380        7,602         1,031     38,747
Real estate construction           90,962       90,962             -          -
Real estate-other                  93,184       29,357        15,682     48,145
Factoring/ABL                      37,934       37,669           265          -
Other                               4,530        3,640           890          -
                           _____________________________________________________
TOTAL                           $ 457,115     $258,535      $103,482    $95,098
                           =====================================================

                            Balances at                Due after one
                            December 31,  Due one year year through  Due after
(dollars in thousands)          2005        or less     five years   five years
________________________________________________________________________________
Commercial and other             $182,396      $99,900       $76,216     $6,280
SBA                                46,867        5,976           135     40,756
Real estate construction           84,792       80,609         4,183          -
Real estate-other                  83,748       28,215         6,627     48,906
Factoring/ABL                      38,184       37,134         1,050          -
Other                               4,011        3,755           256          -
                           _____________________________________________________
TOTAL                            $439,998     $255,589       $88,467    $95,942
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

         In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of March 31, 2006 those guarantees include the following:

                  Standby Letters of Credit in the amount of $9,708,000.

The  table  below  summarizes  the  Company's   off-balance   sheet  contractual
obligations.


                                                      Payments due by period
                           __________________________________________________________________________
 Contractural Obligations                    Less than       1 - 3          3 - 5       More than
                                Total         1 year         years          years        5 years
_____________________________________________________________________________________________________

Long-term contracts              $ 146,000     $ 116,000       $ 30,000           $ -            $ -

Operating leases                11,155,000       946,000      2,206,000     2,488,000      5,515,000
                           __________________________________________________________________________

Total                         $ 11,301,000   $ 1,062,000    $ 2,236,000   $ 2,488,000    $ 5,515,000
                           ==========================================================================



ITEM 4 - CONTROLS AND PROCEDURES


DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, the Company's management evaluated the effectiveness, as of March 31, 2006, of the Company's disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.


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

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and p rovide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that as of March 31, 2006, the Company's internal control over financial reporting was effective.
                                     PART II

ITEM 1 - LEGAL PROCEEDINGS


         The Company is not a defendant in any pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.


ITEM 1A - RISK FACTORS


CHANGES IN ACCOUNTING RULES COULD AFFECT THE COMPANY'S FUTURE OPERATING RESULTS.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant effect on the Company's results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS No. 123R, which the Company adopted on January 1, 2006. In the first quarter of 2006, stock-based compensation expense reduced basic earnings per common share by approximately $0.02. Although the effect from the adoption of SFAS No. 123R is expected to continue to have an immaterial impact on the Company's results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


         Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES


         Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Not applicable.

ITEM 5 - OTHER INFORMATION


         None.


ITEM 6 -  EXHIBITS


         (A) EXHIBITS


         See Index to Exhibits at page 32 of this Quarterly Report on Form 10-Q.

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



                                  BRIDGE CAPITAL HOLDINGS




Dated: May 4, 2006                By:  /s/ DANIEL P. MYERS
                                       _________________________

                                           Daniel P. Myers
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated: May 4, 2006                By:   /s/ THOMAS A. SA
                                       ___________________________
                                            Thomas A. Sa
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)