Form 10-Q
period 2006-06-30
Bridge Capital Holdings
filed 2006-08-07
CIK 1304740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM ________ TO _______


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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

The number of shares of Common Stock outstanding as of July 18, 2006: 6,272,345

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)           3

              INTERIM CONSOLIDATED BALANCE SHEETS                             4

              INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                   5

              INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                   6

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    15
              AND RESULTS OF OPERATIONS

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     36

ITEM 4.       CONTROLS AND PROCEDURES                                        38

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                              39

ITEM 1A.      RISK FACTORS                                                   39

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    39

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                39

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            39

ITEM 5.       OTHER INFORMATION                                              40

ITEM 6.       EXHIBITS                                                       40

INDEX TO EXHIBITS                                                            41

SIGNATURES                                                                   42

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

THE READER SHOULD REFER TO THE MORE COMPLETE DISCUSSION OF SUCH RISKS IN THE COMPANY'S ANNUAL REPORTS ON FORM 10-K.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


            BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
              INTERIM CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands)
                                                                 (UNAUDITED)
                                                                   JUNE 30,      DECEMBER 31,
                                                                     2006            2005
                                                                --------------------------------
ASSETS
CASH AND DUE FROM BANKS                                              $  22,471        $  22,880
FEDERAL FUNDS SOLD                                                     114,955           46,660
                                                                --------------------------------
  Total cash and equivalents                                           137,426           69,540
                                                                --------------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE                                11,004           12,383
LOANS, net of allowance for credit losses of $6,620 at
June 30, 2006 and $5,936 at December 31, 2005                          469,228          432,667

ACCRUED INTEREST RECEIVABLE                                              2,813            2,202
OTHER ASSETS                                                            18,085           17,391

                                                                --------------------------------
   TOTAL                                                             $ 641,578        $ 536,520
                                                                ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Demand noninterest-bearing                                         $ 177,445        $ 185,557
  Demand interest-bearing                                                2,987            2,866
  Savings                                                              286,321          210,011
  Time                                                                 107,039           69,724
                                                                --------------------------------
     Total deposits                                                    573,792          468,158
                                                                --------------------------------

JUNIOR SUBORDINATED DEBT SECURITIES                                     17,527           12,372
OTHER BORROWINGS                                                             -           10,000
ACCRUED INTEREST PAYABLE                                                   265              130
OTHER LIABILITIES                                                        5,693            6,146
                                                                --------------------------------
     TOTAL LIABILITIES                                                 597,277          496,806
                                                                --------------------------------

COMMITMENTS AND CONTINGENCIES                                                -                -

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; 10,000,000 shares authorized;
    none issued
  Common stock, no par value; 30,000,000 shares authorized;
     6,272,345 shares issued and outstanding at June 30, 2006.
     6,227,596 shares issued and outstanding at December 31, 2005.      34,523           33,907
  Retained earnings                                                      9,858            5,909
  Accumulated other comprehensive (loss)                                   (80)            (102)
                                                                --------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                         44,301           39,714
                                                                --------------------------------
     TOTAL                                                           $ 641,578        $ 536,520
                                                                ================================

    The accompanying notes are an integral part of the financial statements.

                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
                       Statement of Operations (unaudited)
                             (dollars in thousands)

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                       JUNE 30,
                                          2006            2005           2006          2005
                                      ------------------------------  -------------------------
INTEREST INCOME:
  Loans                                    $ 11,682         $ 7,315      $ 21,934     $ 13,585
  Federal funds sold                            692             482         1,270          703
  Investment securities available for sale      105             118           203          242
                                      --------------  --------------  ------------  -----------
    TOTAL INTEREST INCOME                    12,479           7,915        23,407       14,530
                                      --------------  --------------  ------------  -----------

INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand                       7               6            14           11
    Money market and savings                  1,913           1,034         3,340        1,695
    Certificates of deposit                   1,020             420         1,685          734
    Other                                       281             177           568          385
                                      --------------  --------------  ------------  -----------
    TOTAL INTEREST EXPENSE                    3,221           1,637         5,607        2,825
                                      --------------  --------------  ------------  -----------

NET INTEREST INCOME                           9,258           6,278        17,800       11,705
  Provision for credit losses                   450             429           672          762
                                      --------------  --------------  ------------  -----------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                 8,808           5,849        17,128       10,943
                                      --------------  --------------  ------------  -----------

OTHER INCOME:
  Service charges on deposit accounts           127              69           239          137
  Gain on sale of SBA loans                     388             642           839        1,062
  Other non interest income                     563             425         1,083          721
                                      --------------  --------------  ------------  -----------
     TOTAL OTHER INCOME                       1,078           1,136         2,161        1,920
                                      --------------  --------------  ------------  -----------

OTHER EXPENSES:
  Salaries and benefits                       4,160           2,780         8,079        5,332
  Premises and fixed assets                     700             542         1,314        1,092
  Other                                       1,770           1,320         3,575        2,533
                                      --------------  --------------  ------------  -----------
     TOTAL OTHER EXPENSES                     6,630           4,642        12,968        8,957
                                      --------------  --------------  ------------  -----------

INCOME BEFORE INCOME TAXES                    3,256           2,343         6,321        3,906
                                      --------------  --------------  ------------  -----------
Income taxes                                  1,237             964         2,371        1,570
                                      --------------  --------------  ------------  -----------
NET INCOME                                 $  2,019         $ 1,379      $  3,950     $  2,336
                                      ==============  ==============  ============  ===========

Basic earnings per share                   $   0.32          $ 0.22       $  0.63      $  0.38
                                      ==============  ==============  ============  ===========
Diluted earnings per share                 $   0.30          $ 0.21       $  0.58      $  0.35
                                      ==============  ==============  ============  ===========
Average common shares outstanding         6,260,576       6,155,897     6,251,518    6,143,788
                                      ==============  ==============  ============  ===========
Average common and equivalent
  shares outstanding                      6,816,282       6,677,290     6,802,519    6,676,009
                                      ==============  ==============  ============  ===========


    The accompanying notes are an integral part of the financial statements.


            BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
             Statements of Cash Flows (unaudited)
                    (dollars in thousands)
                                                                   SIX MONTHS ENDED JUNE 30,
                                                                    2006              2005
                                                               ---------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                        $   3,950           $  2,336
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                         672                762
      Depreciation and amortization                                       419                423
      Stock based compensation                                            321                  -
      Loans originated for sale                                       (29,033)           (31,109)
      Proceeds from loan sales                                         27,301             29,059
      Increase in accrued interest receivable and other assets         (1,323)            (1,765)
      Increase in accrued interest payable and other liabilities         (691)               (72)
                                                               ---------------   ----------------
          Net cash provided by operating activities                     1,616              1,684
                                                               ---------------   ----------------

  Purchase of securities available for sale                            (5,080)           (50,197)
  Proceeds from maturity of securities available for sale               6,525              8,100
  Net increase in loans                                               (35,501)           (52,315)
  Purchase of fixed assets                                             (1,129)              (603)
                                                               ---------------   ----------------
          Net cash used in investing activities                       (35,185)           (97,065)
                                                               ---------------   ----------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Net increase in deposits                                            105,634             93,838
  Decrease in Federal Home Loan Bank borrowings                       (10,000)                 -
  Increase (decrease) in other borrowings                               5,527                  -
  Common stock issued                                                     294                350
                                                               ---------------   ----------------
Net cash provided by financing activities                             101,455             94,188
                                                               ---------------   ----------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                       67,886             (1,193)
Cash and equivalents at beginning of period                            69,540             69,210
                                                               ---------------   ----------------
Cash and equivalents at end of period                               $ 137,426           $ 68,017
                                                               ===============   ================

    The accompanying notes are an integral part of the financial statements.

                             BRIDGE CAPITAL HOLDINGS
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC. The interim financial data as of June 30, 2006 and for the three and six months ended June 30, 2006 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter ended June 30, 2006, are not necessarily indicative of full year results.

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

STOCK-BASED COMPENSATION.

On January 1, 2006,  the Company  adopted SFAS No. 123 (revised  2004) (SFAS No.
123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees , and instead generally require that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS

No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded an incremental $321,000 of stock-based compensation expense during the six months ended June 30, 2006 as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2006. As of June 30, 2006, $1.6 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 5 years.

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six-month periods ended June, 2005 (in thousands, except per share amounts):


                                             Quarter     Six months
                                               ended          ended
                                                   June 30,
                                                     2005
                                          ----------------------------

Net income as reported                    $1,379,000   $ 2,336,000
Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of
  related tax effects                       (113,000)     (214,000)
                                          ----------------------------
Pro forma net income                       1,266,000     2,122,000
Earnings per share:
  Basic-as reported                           $ 0.22        $ 0.38
  Basic-pro forma                             $ 0.21        $ 0.35

  Diluted-as reported                         $ 0.21        $ 0.35
  Diluted-pro forma                           $ 0.19        $ 0.32


COMPREHENSIVE INCOME.

         SFAS No. 130, "Reporting Comprehensive Income" requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had cumulative other comprehensive income (loss) totaling $(80,000), net of tax, for the period ended June 30, 2006 and $(122,000), net of tax, for the period ended June 30, 2005.



 (dollars in thousands)                Quarter ended June 30,        Six months ended June 30,
                                       2006            2005            2006            2005
                                   --------------  --------------  --------------  --------------

Net income                               $ 2,019         $ 1,379         $ 3,950         $ 2,336

Other comprehensive earnings-
 Net unrealized gains on
 securities available for sale                 5              51              22              (3)
                                   --------------  --------------  --------------  --------------
Total comprehensive income               $ 2,024         $ 1,430         $ 3,972         $ 2,333
                                   ==============  ==============  ==============  ==============


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


                                          Quarter ended June 30,           Six months ended June 30,
                                           2006            2005              2006             2005
                                         ----------------------------   --------------------------------

Net income                               $2,019,000      $1,379,000       $ 3,950,000      $ 2,336,000
                                         ----------------------------   --------------------------------

Weighted average shares used in
  computing:
    Basic earnings per share               6,260,576       6,155,897         6,251,518        6,143,788
    Diluted potential common shares
      related to stock options using
    the treasury stock method                555,706         521,393           551,001          532,221
                                         ----------------------------   ---------------  ---------------
Total average shares and equivalents       6,816,282       6,677,290         6,802,519        6,676,009

Basic earnings per share                      $ 0.32          $ 0.22            $ 0.63           $ 0.38
                                         ============================   ================================
Diluted earnings per share                    $ 0.30          $ 0.21            $ 0.58           $ 0.35
                                         ============================   ================================



3.       SECURITIES


The amortized cost and approximate fair values of securities at June 30, 2006 and December 31, 2005 are as follows:


(dollars in thousands)                           as of June 30, 2006
                                        ---------------------------------------
                                                   Gross Unrealized
                                                   ------------------  Fair
                                           Cost     Gains   Losses     Value
                                        ---------------------------------------
  U. S. Government Treasuries                $ 199     $ -      $ (1)    $ 198
  U. S. Government Agencies                 10,934       -      (128)   10,806
                                        ---------------------------------------
Total available for sale                    11,133       -      (129)   11,004
                                        ---------------------------------------
  Total investment securities portfolio    $11,133     $ -     $(129)  $11,004
                                        =======================================

(dollars in thousands)                         as of December 31, 2005
                                        ---------------------------------------
                                                   Gross Unrealized
                                                   ------------------  Fair
                                           Cost     Gains   Losses     Value
                                        ---------------------------------------
  U. S. Government Treasuries                $ 199     $ -       $ -     $ 199
  U. S. Government Agencies                 12,355       -      (171)   12,184
                                        ---------------------------------------
Total available for sale                    12,554       -      (171)   12,383
                                        ---------------------------------------
  Total investment securities portfolio    $12,554     $ -     $(171)  $12,383
                                        =======================================

The scheduled maturities of securities available for sale at June 30, 2006 were as follows:


(dollars in thousands)                                June 30, 2006
                                                ------------------------
                                                 Amortized     Fair
       Securities available for sale               Cost        Value
--------------------------------------------    ------------------------
Due in one year or less                             $ 6,073     $ 6,032
Due after one year through five years                 5,060       4,972
Due after five years through ten years                    -           -
Due after ten years                                       -           -
                                                ------------------------
  Total securities available for sale                11,133      11,004
                                                ------------------------
    Total Investment securities                     $11,133     $11,004
                                                ========================

                                                   December 31, 2005
                                                ------------------------
                                                 Amortized     Fair
       Securities available for sale               Cost        Value
--------------------------------------------    ------------------------
Due in one year or less                             $10,536     $10,429
Due after one year through five years                 2,018       1,954
Due after five years through ten years                    -           -
Due after ten years                                       -           -
                                                ------------------------
  Total securities available for sale                12,554      12,383
                                                ------------------------
    Total Investment securities                     $12,554     $12,383
                                                ========================


As of June 30, 2006, investment securities with carrying values of approximately $199,000 were pledged as collateral. As of June 30, 2006, $99,000 in unrealized losses was attributable to securities positioned for the period greater than 12 months. The unrealized losses on investments in U.S. Government agency securities which have been in an unrealized loss position for one year or longer as of June 30, 2006 (a total of 6 securities), were caused by market interest rate increases subsequent to the purchase of the securities. Because the Bank has the ability to hold these investments until a recovery in fair value, which may be maturity, the unrealized losses on these investments are not considered to be other-than-temporarily impaired as of June 30, 2006.

4.       LOANS


The balances in the various loan categories are as follows as of June 30, 2006 and December 31, 2005:


(dollars in thousands)
                                                     June 30,      December 31,
                                                       2006           2005
                                              -------------------------------
Commercial                                          $ 189,520      $ 182,396
SBA                                                    52,857         46,867
Real estate construction                               91,687         84,792
Real estate other                                      98,324         83,748
Factoring and asset based lending                      38,091         38,184
Other                                                   6,812          4,011
                                              -------------------------------
  Loans, gross                                        477,291        439,998
Unearned fee income                                    (1,443)        (1,395)
                                              -------------------------------
  Total loan portfolio                                475,848        438,603
Less allowance for credit losses                       (6,620)        (5,936)
                                              -------------------------------
     Loans, net                                     $ 469,228      $ 432,667
                                              ===============================


5.       PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at June 30, 2006 and December 31, 2005 are comprised of the following:

(dollars in thousands)

June 30, 2006                                        Accumulated     Net Book
----------------------------------
                                         Cost       Depreciation      Value
                                      -----------  ---------------  -----------
Leasehold improvements                   $ 2,635           $ (836)      $1,799
Furniture and fixtures                       830             (470)         360
Capitalized Software                       1,548             (995)         553
Equipment                                  1,143             (833)         310
                                      -----------  ---------------  -----------
     Totals                              $ 6,156         $ (3,134)      $3,022
                                      ===========  ===============  ===========

December 31, 2005                                    Accumulated     Net book
----------------------------------
                                         Cost       Depreciation      Value
                                      -----------  ---------------  -----------
Leasehold improvements                   $ 1,981           $ (700)      $1,281
Furniture and fixtures                       676             (407)         269
Capitalized Software                       1,344             (856)         488
Equipment                                  1,076             (777)         299
                                      -----------  ---------------  -----------
     Totals                              $ 5,077         $ (2,740)      $2,337
                                      ===========  ===============  ===========

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

OTHER BORROWINGS

Other borrowings at December 31, 2005 were comprised of one advance from the Federal Home Loan Bank of San Francisco for $10,000,000. There were no other borrowings at June 30, 2006.

As of June 30, 2006, the Bank had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $111 million.

The Bank also has unsecured borrowing lines with correspondent banks totaling $27million. At June 30, 2006, there were no balances outstanding on these lines.

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

The assumptions used for the three and six-month periods ended June 30, 2006 and 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
DURING THE PERIOD ENDED:
                                              Three Months    Six Months
                                                 ended          ended
                                                June 30,       June 30,
                                                  2006           2006
                                             ------------------------------
Expected life                                  60 months      60 months

Stock Volatility                                   32.9%          32.9%

Risk free interest rate                            4.92%          4.57%

Dividend yield                                     0.00%          0.00%

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

         The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At June 30, 2006 and December 31, 2005, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

 SELECTED FINANCIAL DATA

         The following presents selected financial data and ratios as of and for the quarter ended June 30, 2006 and 2005.


Statement of Operations Data:
(dollars in thousands, except per share data)
                                                 Quarter ended June 30,          Six Months ended June 30,
                                                  2006            2005             2006            2005
                                              --------------  -------------------------------  --------------

Interest income                                    $ 12,479        $ 7,915          $ 23,407        $ 14,530
Interest expense                                      3,221           1,637            5,607           2,825
                                              --------------  -------------------------------  --------------
Net interest income                                   9,258           6,278           17,800          11,705
Provision for credit losses                             450             429              672             762
                                              --------------  -------------------------------  --------------
Net interest income after provision
  for credit losses                                   8,808           5,849           17,128          10,943
                                              --------------  -------------------------------  --------------
Other income                                          1,078           1,136            2,161           1,920
Other expenses                                        6,630           4,642           12,968           8,957
                                              --------------  -------------------------------  --------------
Income before income taxes                            3,256           2,343            6,321           3,906
Income taxes                                          1,237             964            2,371           1,570
                                              --------------  -------------------------------  --------------
Net income                                          $ 2,019         $ 1,379          $ 3,950         $ 2,336
                                              ==============  ===============================  ==============

PER SHARE DATA:
Basic earnings per share                             $ 0.32          $ 0.22           $ 0.63          $ 0.38
Diluted earnings per share                             0.30            0.21             0.58            0.35
Shareholders' equity per share                         7.06 #          5.81  #          7.06            5.81
Cash dividend per common share                            -               -                -               -

                                                 Quarter ended June 30,
BALANCE SHEET DATA:                               2006            2005
                                              --------------  --------------
Balance sheet totals:
  Assets                                        $ 641,578       $ 498,480
  Loans, net                                        469,228         343,070
  Deposits                                          573,792         446,294
  Shareholders' equity                               44,301          35,804

Average balance sheet amounts:
  Assets                                        $ 568,858       $ 460,265
  Loans, net                                        451,436         329,109
  Deposits                                          500,431         408,955
  Shareholders' equity                               43,176          34,929

SELECTED RATIOS:
Return on average assets                              1.42%           1.20%
Return on average equity                             18.76%          15.84%
Efficiency ratio                                     64.14%          62.61%
Risk based capital ratio                             12.36%          12.80%
Net chargeoffs to average loans                       0.00%           0.01%
Allowance for loan losses to total loans              1.39%           1.40%
Average equity to average assets                      7.59%           7.59%


SUMMARY OF FINANCIAL RESULTS - QUARTER ENDED JUNE 30, 2006

The Company reported net income of $2,019,000 ($0.32 basic and $0.30 diluted earnings per share) for the quarter ended June 30, 2006 as compared to $1,379,000 ($0.22 basic and $0.21 diluted earnings per share) for the quarter ended June 30, 2005. The increase in net income resulted primarily from increases in net interest income offset, in part, by lower non-interest income and an increase in operating expenses.

The table below highlights the changes in the nature and sources of income and expense.



                                          Quarter ended June 30,        Increase
Operations                                 2006            2005        (Decrease)
(dollars in thousands)                  ------------   -------------  -------------

Interest income                            $ 12,479         $ 7,915        $ 4,564
Interest expense                              3,221           1,637          1,584
                                        ------------   -------------  -------------

Net interest income                           9,258           6,278          2,980
Provision for credit losses                    (450)           (429)           (21)
                                        ------------   -------------  -------------

Net interest income after provision
  for credit losses                           8,808           5,849          2,959
                                        ------------   -------------  -------------
Other income                                  1,078           1,136            (58)
Other expenses                               (6,630)         (4,642)        (1,988)
                                        ------------   -------------  -------------
Income before income taxes                    3,256           2,343            913

Income taxes                                 (1,237)           (964)          (273)
                                        ------------   -------------  -------------
Net income                                  $ 2,019         $ 1,379          $ 640
                                        ============   =============  =============




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

         Net interest income for the quarter ended June 30, 2006 was $9,258,000 comprised of $12,479,000 in interest income and $3,221,000 in interest expense. Net interest income for the quarter ended June 30, 2005 was $6,278,000 comprised of $7,915,000 in interest income and $1,637,000 in interest expense. Net interest income for the quarter ended June 30, 2006 represented an increase of $3.0 million or 48% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

         The net interest margin (net interest income divided by average earning assets) was 7.0% for the quarter ended June 30, 2006 and compared to 6.0% for the same quarter in 2005. The improvement in the net interest margin was the result of growth in the volume of average earning assets, improved balance sheet leverage and the impact of higher short-term market interest rates.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended June 30, 2006 and 2005.




                                       June 30,                                June 30,
                                         2006                                    2005
                                    --------------------------------------  ---------------------------------------
(dollars in thousands)
                                                     YIELDS     INTEREST                     YIELDS     INTEREST
                                        AVERAGE        OR       INCOME/         AVERAGE        OR       INCOME/
                                        BALANCE       RATES     EXPENSE         BALANCE       RATES     EXPENSE
                                    --------------------------------------  ---------------------------------------

ASSETS
Interest earning assets:
  Loans (1)                               $ 459,081     10.2%    $ 11,681         $ 334,713      8.7%      $ 7,315
  Federal funds sold                         56,129      4.9%         693            65,323      3.0%          482
  Investment securities (2)                  11,446      3.7%         105            19,647      2.3%          114
  Other                                           -         -           -               549      2.9%            4
                                    --------------------------------------  ---------------------------------------
Total interest earning assets               526,656      9.5%      12,479           420,232      7.5%        7,915
                                                    ----------------------                  -----------------------

Noninterest-earning assets:
  Cash and due from banks                    26,473                                  27,202
  All other assets (3)                       15,730                                  12,831
                                    ----------------                        ----------------
      TOTAL                               $ 568,859                               $ 460,265
                                    ================                        ================

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                   $ 3,511      0.9%         $ 8           $ 3,161      0.8%          $ 6
   Savings                                  233,173      3.3%       1,913           191,096      2.2%        1,042
   Time                                      97,294      4.2%       1,020            56,967      2.9%          412
Other                                        18,956      5.9%         280            12,110      5.8%          177
                                    --------------------------------------  ---------------------------------------
Total interest bearing liabilities          352,934      3.7%       3,221           263,334      2.5%        1,637
                                                    ----------------------                  -----------------------

Noninterest-bearing liabilities:
   Demand deposits                          166,454                                 157,732
   Accrued expenses and
     other liabilities                        6,295                                   4,270
Shareholders' equity                         43,176                                  34,929
                                    ----------------                        ----------------
    TOTAL                                 $ 568,859                               $ 460,265
                                    ================                        ================

                                                              ------------                            -------------
Net interest income                                      7.0%     $ 9,258                        6.0%      $ 6,278
                                                    ======================                  =======================


(1) Loan fee amortization of $920,000 and $761,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3) Net of average allowance for credit losses of $6,275,000 and $4,615,000, respectively.


         The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2006 and 2005. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

VOLUME/RATE ANALYSIS
(dollars in thousands)                  June 30,
                                            2006 vs. 2005
                                      -------------------------------------
                                                  Increase (decrease)
                                                    due to change in
                                      -------------------------------------
                                         Average     Average      Total
                                         Volume        Rate       Change
                                      -------------------------------------
 Interest income:
   Loans                                   $ 3,164     $ 1,202     $ 4,366
   Federal funds sold                         (114)        325         211
   Investment securities                       (75)         66          (9)
     Other                                       -          (4)         (4)
                                      -------------------------------------
      Total interest income                  2,976       1,588       4,564
                                      -------------------------------------

 Interest expense:
   Demand                                        1           1           2
   Savings                                     345         526         871
   Time                                        423         185         608
   Other                                       101           2         103
                                      -------------------------------------
       Total interest expense                  869         715       1,584
                                      -------------------------------------

 Change in net interest income             $ 2,108       $ 873     $ 2,980
                                      =====================================


INTEREST INCOME

         Interest income of $12.5 million in the quarter ended June 30, 2006 represented an increase of $4.6 million, or 58%, over $7.9 million in the same quarter one year earlier. The increase in interest income was primarily due to growth in average earning assets, particularly growth in average loan balances. Average earning assets for the quarter ended June 30, 2006 were $526.7 million and represented growth of $106.5 million or 25% over $420.2 million for the same period in 2005.

         Average gross loans were $459.1 million for three months ended June 30, 2006, an increase of $124.4 million or 37% over $334.7 million for the same period one year earlier. Average loans comprised 87.2% of average earning assets in the three months ended June 30, 2006 compared to 79.7% in the second quarter of 2005. In addition, during the quarter ended June 30, 2006, the ratio of average gross loans to average deposits (one measure of leverage) increased to 91.7%, up from 81.9% in the comparable period of 2005.

         Interest income also benefited from increases in short-term interest rates. The average yield on earning assets was 9.5% for the quarter ended June 30, 2006 and 7.5% for the quarter ended June 30, 2005. The majority of the Company's earning assets, including a majority of loans, are priced to adjust with movement in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate in the second half of 2005 and continuing into the first half of 2006. The Company's prime rate averaged 7.89% in the three months ended June 30, 2006, up from 5.91% in the same period one year earlier.

         Other earning assets, consisting of investment securities, federal funds sold and interest bearing deposits in other banks, averaged $67.6 million for the quarter ended June 30, 2006, a decrease of $17.9 million or 21.0% from $85.5 million for the three months ended June 30, 2005.


INTEREST EXPENSE

         Interest expense was $3,221,000 for the quarter ended June 30, 2006, which represented an increase of $1,584,000 or 96.8% over $1,637,000 for the comparable period of 2005. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates paid on liabilities in 2006 compared to 2005. Average interest-bearing liabilities were $352.9 million for the three months ended June 30, 2006, an increase of $89.6 million, or 34.0%, over $263.3 million for the same period one year earlier.

         Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $334.0 million for the quarter ended June 30, 2006, which represented 66.7% of total average deposits and was an increase of $82.8 million, or 32.9%, over $251.2 million representing 61.4% of total average deposits in the second quarter of 2005.

         Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years at levels. Other interest bearing liabilities averaged $19.0 million in the three months ended June 30, 2006 compared to $12.1 million for the same period one year earlier, which represented an increase of $6.8 million or 56.5%.

         The impact of increases in short-term market interest rates together with the factors noted above resulted in an increase in the average rate paid on interest-bearing liabilities to 3.7% in the quarter ended June 30, 2006 compared to 2.5% in the first quarter of 2005.

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

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $450,000 to the allowance for credit losses for the three months ended June 30, 2006, as compared to $429,000 for the same period in 2005. There were no loans charged off and $1,000 in recoveries during the three months ended June 30, 2006 as compared to $25,000 in loans charged-off and no recoveries during the three month period ended June 30, 2005. At June 30, 2006, the allowance for credit losses was $6.62 million, representing 1.39% of total loans, as compared to $4.89 million, representing 1.40% of total loans, at June 30, 2005.

The following schedule provides an analysis of the allowance for credit losses

Analysis of the allowance for credit losses:
                                         Quarter ended
(dollars in thousands)               June 30,
                                       2006         2005
                                    -------------------------
Balance, beginning of period            $ 6,169      $ 4,482
Provision for credit losses                 450          429
Charge-offs                                   -          (25)
Recoveries                                    1            -
                                    -------------------------
Balance, end of period                  $ 6,620      $ 4,886
                                    =========================


         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There was one non-accrual loan totaling $2,283,000 at June 30, 2006 and one loan totaling $2,320,000 at December 31, 2005. At June 30, 2006, the nonaccrual total consisted of one SBA Department loan which is secured by real property with values in excess of the loan's carrying value. At December 31, 2005, the nonaccrual total consisted of one commercial loan that was secured by business assets and real property and was subsequently paid off.

         In addition, at June 30, 2006 and December 31, 2005, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         At June 30, 2006 and December 31, 2005 there were no properties owned by the Company acquired through the foreclosure process and there were no restructured loans.

The following summarizes nonperforming loans at June 30, 2006 and December 31, 2005.



Nonperforming Loans                                                        June 30,    December 31,
(dollars in thousands)                                                       2006            2005
                                                                        --------------------------------

Loans accounted for on a non-accrual basis                                     $ 2,283          $ 2,320
Loans restructured and in compliance with modified terms                             -                -
Other loans with principal or interest contracturally past due
  90 days or more                                                                    -                -
                                                                        --------------------------------

                                                                               $ 2,283          $ 2,320
                                                                        ================================


         Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as follows for the period ended June 30, 2006 and December 31, 2005:


                               June 30, 2006                    December 31, 2005
                               ------------------------------   -------------------------------
                                               Percent of                        Percent of
                                              loans in each                     loans in each
                                               category to                       category to
(dollars in thousands)            Amount       total loans          Amount       total loans
                               ------------------------------   -------------------------------

Commercial and other                 $ 1,911           39.7%           $ 2,029           41.5%
SBA                                    2,248           11.1%             1,975           10.7%
Real estate construction                 916           19.2%               742           19.2%
Real estate term                         941           20.6%               721           19.0%
Factoring/ABL                            565            8.0%               443            8.7%
Other                                     39            1.4%                26            0.9%
                               ------------------------------   -------------------------------
                                     $ 6,620          100.0%           $ 5,936          100.0%
                               ==============================   ===============================

         Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's loan portfolio, which includes approximately $190,000,000 in real estate and construction loans, representing approximately 40% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

NON-INTEREST INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the three months ended June 30, 2006 and 2005:


Quarter ended June 30, 2006:

 NON-INTEREST INCOME
 (dollars in thousands)                   2006                       2005
                                      ------------------------   ------------------------
                                         Amount     Percent         Amount     Percent
                                      ------------------------   ------------------------

 Gain on sale of SBA loans                  $ 388       36.0%          $ 642       56.5%
 SBA loan servicing income                    166       15.4%            108        9.5%
 Depositor service charges                    127       11.8%             69        6.1%
 Other operating income                       397       36.8%            317       27.9%
                                      ------------------------   ------------------------

                                           $1,078      100.0%         $1,136      100.0%
                                      ========================   ========================


         Non-interest income totaled $1,078,000 in the first quarter of 2006, a decrease of $58,000 or 5.1% from $1,136,000 in 2005. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan servicing income and packaging fees and service charge income on deposit accounts. The decrease in non-interest income for the first quarter of 2006 was primarily a result of a decrease in gains recognized on SBA loan sales offset, in part, by an increase in SBA loan servicing income and depositor service charges.

           Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders;
(2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $388,000 in the quarter ended June 30, 2006 which represented a decrease of $254,000 or 39.6% compared to $642,000 the same period one year earlier. The decrease was attributed to lower volume of loans sold during the quarter. During the second quarter of 2006 the Company's SBA group funded $17.4 million in new loans and sold $12.8 million which compared to $18.1 million funded and $17.9 million sold in the same period one year earlier.

NON-INTEREST EXPENSE

         The components of other expense are set forth in the following table for the three months ended June 30, 2006 and 2005.



 Other Expense as a Percent of Average Earning Assets
 (dollars in thousands)            2006                          2005
                               --------------------------    --------------------------
                                  Amount       Percent          Amount       Percent
                               --------------------------    --------------------------

 Salaries and benefits              $ 4,160         3.2%          $ 2,780         2.7%
 Occupancy                            $ 526         0.4%              401         0.4%
 Deposit Services                     $ 362         0.3%              395         0.4%
 Data processing                      $ 355         0.3%              253         0.2%
 Legal and professional               $ 213         0.2%              157         0.1%
 Furniture and equipment              $ 174         0.1%              141         0.1%
 Other                                $ 840         0.6%              515         0.5%
                               -------------                 -------------
                                    $ 6,630         5.1%          $ 4,642         4.4%
                               =============                 =============

         Operating expenses were $6,630,000 for the three months ended June 30, 2006, an increase of $1,988,000 or 42.8% from $4,642,000 at June 30, 2005. As a percentage of average earning assets, other expenses for the three months ended June 30, 2006 and 2005 were 5.1% and 4.4%, respectively, on an annualized basis. In 2006, operating expenses were comprised primarily of salaries and benefits of $4,160,000, which compared to $2,780,000 in 2005 and other expense of $840,000 which compared to $515,000 in 2005. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At June 30, 2006, the Company employed 123 FTE compared to 93 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $182,000 to recognize compensation related to stock option grants as a result of the implementation of FAS 123R in 2006. The increase in other expense is primarily due to a $101,000 amortization of a California Housing Tax Credit investment, an increase of $41,000 in director and shareholder related expenses, an increase of $45,000 in loan origination expense and an increase of $40,000 in stationary and supply expense.


SUMMARY OF FINANCIAL RESULTS - SIX MONTHS ENDED JUNE 30, 2005

The Company reported net income of $3,950,000 ($0.63 basic and $0.58 diluted earnings per share) for the six months ended June 30, 2006 as compared to $2,336,000 ($0.38 basic and $0.35 diluted earnings per share) for the six months ended June 30, 2005. The increase in net income resulted primarily from increases in net interest income offset, in part, by an increase in operating expenses.

The table below highlights the changes in the nature and sources of income and expense.


                                        Six months ended June 30,       Increase
Operations                                 2006            2005          (Decrease)
                                        ------------   -------------    -------------
(dollars in thousands)

Interest income                            $ 23,407        $ 14,530          $ 8,877
Interest expense                              5,607           2,825            2,782
                                        ------------   -------------    -------------

Net interest income                          17,800          11,705            6,095
Provision for credit losses                    (672)           (762)              90
                                        ------------   -------------    -------------

Net interest income after provision
  for credit losses                          17,128          10,943            6,185
                                        ------------   -------------    -------------
Other income                                  2,161           1,920              241
Other expenses                              (12,968)         (8,957)          (4,011)
                                        ------------   -------------    -------------
Income before income taxes                    6,321           3,906            2,415

Income taxes                                 (2,371)         (1,570)            (801)
                                        ------------   -------------    -------------
Net income                                  $ 3,950         $ 2,336          $ 1,614
                                        ============   =============    =============


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

         Net interest income for the six months ended June 30, 20065 was $17,800,000 comprised of $23,407,000 in interest income and $5,607,000 in interest expense. Net interest income for the six months ended June 30, 2005 was $11,705,000 comprised of $14,530,000 in interest income and $2,825,000 in interest expense. Net interest income for the six months ended June 30, 2006 represented an increase of $6.1 million or 52% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

         The net interest margin (net interest income divided by average earning assets) was 7.02% for the six months ended June 30, 2006 and compared to 6.02% for the same six months in 2005. The improvement in the net interest margin was the result of improved balance sheet leverage together with the impact of higher short-term market interest rates.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the six months ended June 30, 2006 and 2005.


                                        June 30,                                  June 30,
                                          2006                                      2005
                                     -----------------------------------------  -------------------------------------
                                                   (dollars in thousands)
                                                       YIELDS     INTEREST                     YIELDS     INTEREST
                                         AVERAGE         OR        INCOME/         AVERAGE       OR       INCOME/
                                         BALANCE       RATES       EXPENSE         BALANCE      RATES     EXPENSE
                                     -----------------------------------------  -------------------------------------
ASSETS
Interest earning assets:
  Loans (1)                                $ 444,021       9.9%       $21,934       $ 319,855      8.5%      $13,585
  Federal funds sold                          54,349       4.7%         1,270          50,883      2.8%          703
  Investment securities (2)                   12,733       3.2%           203          21,174      2.2%          238
  Other                                            -          -             -             276      2.9%            4
                                     -----------------------------------------  -------------------------------------
Total interest earning assets                511,103       9.2%        23,407         392,188      7.5%       14,530
                                                     -------------------------                -----------------------

Noninterest-earning assets:
  Cash and due from banks                     28,301                                   24,432
  All other assets (3)                        15,419                                   12,376
                                     ----------------                           --------------
      TOTAL                                $ 554,823                                $ 428,996
                                     ================                           ==============

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                    $ 3,441       0.9%          $ 15         $ 3,214      0.7%         $ 11
   Savings                                   223,036       3.0%         3,340         172,399      2.0%        1,696
   Time                                       85,215       4.0%         1,685          54,711      2.7%          733
Other                                         20,711       5.5%           567          14,765         0          385
                                     -----------------------------------------  -------------------------------------
Total interest bearing liabilities           332,403       3.4%         5,607         245,089      2.3%        2,825
                                                     -------------------------                -----------------------

Noninterest-bearing liabilities:
   Demand deposits                           173,614                                  145,431
   Accrued expenses and
     other liabilities                         6,742                                    4,104
Shareholders' equity                          42,064                                   34,372
                                     ----------------                           --------------
    TOTAL                                  $ 554,823                                $ 428,996
                                     ================                           ==============

                                                                --------------                          -------------
Net interest income                                        7.0%       $17,800                      6.0%      $11,705
                                                     =========================                =======================


(1) Loan fee amortization of $1,811,000 and $1,482,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3) Net of average allowance for credit losses of $6,139,000 and $4,444,000, respectively.


The following table shows the effect of the interest differential of volume and rate changes for the six months ended June 30, 2006 and 2005. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.


VOLUME/RATE ANALYSIS
(dollars in thousands)                             June 30,
                                                 2006 vs. 2005
                                      -------------------------------------
                                                  Increase (decrease)
                                                    due to change in
                                      -------------------------------------
                                         Average     Average      Total
                                         Volume        Rate       Change
                                      -------------------------------------
 Interest income:
   Loans                                   $ 6,134     $ 2,215     $ 8,349
   Federal funds sold                           81         486         567
   Investment securities                      (135)        100         (35)
     Other                                       -          (4)         (4)
                                      -------------------------------------
      Total interest income                  6,080       2,797       8,877
                                      -------------------------------------

 Interest expense:
   Demand                                        1           3           4
   Savings                                     758         886       1,644
   Time                                        603         349         952
   Other                                       163          19         182
                                      -------------------------------------
       Total interest expense                1,525       1,257       2,782
                                      -------------------------------------

 Change in net interest income             $ 4,555     $ 1,540     $ 6,095
                                      =====================================


INTEREST INCOME

         Interest income of $23.4 million in the six months ended June 30, 2006 represented an increase of $8.9 million, or 61%, over $14.5 million in the same six months one year earlier. The increase in interest income was primarily due to growth in earning assets, particularly growth in average loan balances. Average earning assets for the six months ended June 30, 2006 were $511.1 million and represented growth of $118.9 million or 30% over $392.2 million for the same period in 2005.

         Average gross loans were $444.0 million for six months ended June 30, 2006, an increase of $124.2 million or 39% over $319.9 million for the same period one year earlier. Average loans comprised 86.9% of average earning assets in the six months ended June 30, 2006 compared to 81.6% in the first six months of 2005. In addition, during the six months ended June 30, 2006, the ratio of average gross loans to average deposits (another measure of leverage) increased to 91.5%, up from 81.9% in the comparable period of 2005.

         Interest income also benefited from increases in short-term interest rates. The average yield on average earning assets was 9.2% in the six months ended June 30, 2006 which represented an increase over 7.5% in the same period one year earlier. The majority of the Company's earning assets, including a majority of loans, are priced to adjust with movement in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate in the second half of 2005 and continuing into the first half of 2006. The Company's prime rate averaged 7.66% in the six months ended June 30, 2006 up from 5.68% in the same period one year earlier.

         Other earning assets, consisting of investment securities and federal funds sold, averaged $67.1 million for the six months ended June 30, 2006, a decrease of $5.0 million or 6.9% from $72.1 million for the six months ended June 30, 2005.


INTEREST EXPENSE

         Interest expense was $5,607,000 for the six months ended June 30, 2006, which represented an increase of $2.8 million or 98.5% over $2,825,000 for the comparable period of 2005. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates on liabilities in 2006 compared to 2005. Average interest-bearing liabilities were $332.4 million for the six months ended June 30, 2006, an increase of $87.3 million, or 35.6%, over $245.1 million for the same period one year earlier.

         Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $311.7 million for the six months ended June 30, 2006, which represented 64.2% of total average deposits and was an increase of $81.4 million, or 35.3%, over $230.3 million representing 61.3% of total average deposits in the same period of 2005.

         Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $20.7 million in the six months ended June 30, 2006 compared to $14.8 million for the same period one year earlier, which represented an increase of $5.9 million or 40.3%.

         The impact of increases in short-term market interest rates together with the factors noted above resulted in an increase in the average rate paid on interest-bearing liabilities to 3.4% in the six months ended June 30, 2006 compared to 2.3% in the first six months of 2005.

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

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $672,000 to the allowance for credit losses for the three months ended June 30, 2006, as compared to $762,000 for the same period in 2005. There were no loans charged off and $1,000 in recoveries during the six months ended June 30, 2006 and $25,000 in loans charged-off and $3,000 in recoveries during the six month period ended June 30, 2005. At June 30, 2006, the allowance for credit losses was $6.62 million, representing 1.39% of total loans, as compared to $4.89 million, representing 1.40% of total loans, at June 30, 2005.

The following schedule provides an analysis of the allowance for credit losses

ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES:

                                         Quarter ended
(dollars in thousands)                      June 30,
                                       2006         2005
                                    -------------------------
Balance, beginning of period            $ 6,169      $ 4,482
Provision for credit losses                 450          429
Charge-offs                                   -          (25)
Recoveries                                    1            -
                                    -------------------------
Balance, end of period                  $ 6,620      $ 4,886
                                    =========================


         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There was one non-accrual loan totaling $2,283,000 at June 30, 2006 and one loan totaling $2,320,000 at December 31, 2005. In addition, at June 30, 2006 and December 31, 2005, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         See   "Summary  of   Financial   Results  -  Quarter   ended  June  30,
2006-Provision for Credit Losses" for a discussion of nonperforming assets.

NON-INTEREST INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the six months ended June 30, 2006 and 2005.

 NON-INTEREST INCOME
 (dollars in thousands)               2006                      2005
                               --------------------  -------------------------
                                Amount     Percent        Amount      Percent
                               --------------------  -------------------------


 Gain on sale of SBA loans       $ 839       38.8%        $ 1,062       55.3%
 SBA loan servicing income         283       13.1%            173        9.0%
 Depositor service charges         239       11.1%            137        7.1%
 Other operating income            800       37.0%            548       28.5%
                               --------------------  -------------------------

                               $ 2,161      100.0%        $ 1,920      100.0%
                               ====================  =========================


         Non-interest income totaled $2,161,000 for the first six months of 2006, an increase of $241,000 or 12.6% from $1,920,000 in 2005. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan packaging fees, service charge income on deposit accounts and increase in value of Bank owned life insurance. The increase in non-interest income for the first six months of 2006 was primarily a result of an increase in SBA loan servicing income, increased depositor service charges, an annual SBA loan volume incentive payment of $40,000 and $53,000 in fee income on a conventional loan referral.

           Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders;
(2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were

$839,000 in the six months ended June 30, 2006 which represented a decrease of $223,000 or 21% compared to $1,062,000 the same period one year earlier. During the first six months of 2006 the Company's SBA group funded $29.0 million in new loans and sold $27.31 million which compared to $31.1 million in new loans and $29.1 million sold in the same period one year earlier.


NON-INTEREST EXPENSE

         The components of other expense are set forth in the following table for the six months ended June 30, 2006 and 2005.

 Other Expense as a Percent of Average Earning Assets
 (dollars in thousands)
                                2006                       2005
                             -----------------------   ------------------------
                               Amount     Percent         Amount     Percent
                             -----------------------   ------------------------

 Salaries and benefits          $ 8,079        3.2%        $ 5,332        2.7%
 Occupancy                          972        0.4%            804        0.4%
 Deposit Services                   874        0.3%            587        0.3%
 Data processing                    717        0.3%            504        0.3%
 Legal and professional             421        0.2%            337        0.2%
 Furniture and equipment            342        0.1%            288        0.1%
 Other                            1,563        0.6%          1,105        0.6%
                             -----------               ------------
                               $ 12,968        5.1%        $ 8,957        4.6%
                             ===========               ============


         Operating expenses were $12,968,000 for the six months ended June 30, 2006, an increase of $4,011,000 or 44.8% from $8,957,000 at June 30, 2005. As a percentage of average earning assets, other expenses for the six months ended June 30, 2006 and 2005 were 5.1% and 4.6%, respectively, on an annualized basis. In 2006, operating expenses were comprised primarily of salaries and benefits of $8,079,000, which compared to $5,332,000 in 2005, occupancy expense of $972,000, which compared to $804,000 in 2005, and deposit services expense of $874,000 which compared to $587,000 in 2005. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At June 30, 2006, the Company employed 123 FTE compared to 93 FTE on the same date one year earlier. The increase in occupancy expense is primarily due to expense related to expansion at the facility located at 55 Almaden Blvd, San Jose, California and the new facility in Pleasanton at 6601 Koll Center Parkway, Suite 132, Pleasanton, California.


BALANCE SHEET

         Total assets of Bridge Bank at June 30, 2006 were $641.6 million, an increase of $143.1 million (28.7%) as compared to $498.5 million at December 31, 2005. Growth in total assets was principally due to an increase in deposit balances.

         The following table shows the Company's loans by type and their percentage distribution for the periods ended June 30, 2006 and December 31, 2005.

LOAN PORTFOLIO
(dollars in thousands)                           June 30,     December 31,
                                                   2006             2005
                                              ---------------------------------
Commercial                                          $ 189,520        $ 182,396
SBA                                                    52,857           46,867
Real estate construction                               91,687           84,792
Real estate other                                      98,324           83,748
Factoring and Asset based                              38,091           38,184
Other                                                   6,812            4,011
                                              ---------------------------------
Total gross loans                                     477,291          439,998
Unearned fee income                                    (1,443)          (1,395)
  Total loan portfolio                                475,848          438,603
                                              ---------------------------------
Less allowance for credit losses                       (6,620)          (5,936)
                                              ---------------------------------
     Loans, net                                     $ 469,228        $ 432,667
                                              =================================

Commercial                                              39.7%            41.5%
SBA                                                     11.1%            10.7%
Real estate construction                                19.2%            19.2%
Real estate term                                        20.6%            19.0%
Factoring and Asset based                                8.0%             8.7%
Other                                                    1.4%             0.9%
                                              ---------------------------------
Total gross loans                                      100.0%           100.0%
                                              =================================


         Net loan balances increased to $469.2 million at June 30, 2006, which represented an increase of $36.6 million (8.5%) as compared to $432.7 million at December 31, 2005. The increase in loans was primarily in real estate construction and real estate other (including home equity lines) without a concentration in any one specific category of loans, although overall real estate secured loans comprise over 40% of loan balances at June 30, 2006. The increase was a result of general marketing efforts.

         The Company's commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara county region. Commercial loans were $189.5 million at June 30, 2006, which represented a increase of $7.1 million (3.9%) over $182.4 million at December 31, 2005. At June 30, 2006, commercial loans comprised 39.7% of total loans outstanding compared to 41.5% at December 31, 2005.

         In March of 2002, the Company established an SBA lending group in Santa Clara with a loan production office in Sacramento county. In October 2004, the Company established a loan production office in San Diego county. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, The Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company's position. At June 30, 2006, SBA loans comprised $52.9 million, or 11.1%, of total loans, an increase of $6.0 million (12.8%) from $46.9 million at December 31, 2005. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At June 30, 2006 and December 31, 2005, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

         The Company's construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $6.9 million, or 8.1%, to $91.7 million at June 30, 2006 over $84.8 million at December 31, 2005. Construction loan balances at June 30, 2006 and December 31, 2005 comprised 19.2% of total loans.

         Other real estate loans increased $14.6 million or 17.4% to $98.3 million at June 30, 2006 over $83.7 million at December 31, 2005. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 20.6% of total loans at June 30, 2006 compared to 19.0% at December 31, 2005.

         Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Bank receives client specific payment for client invoices. Under the factoring program, the Bank purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Bank purchases the receivables subject to recourse from the Bank's factoring client. The asset-based lending program requires a security interest in all of a client's accounts receivable. At June 30, 2006, Factoring/Asset Based loans totaled $38.1 million or 8.0% of total loans a slight decrease as compared to $38.2 million or 8.7% of total loans at December 31, 2005.

         Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At June 30, 2006, other loans totaled $6.8 million as compared to $4.0 million at December 31, 2005.

         Average total assets of the Company for the three months ended June 30, 2006 were $568.9 million. Average earning assets reached $527.2 million, representing 92.7% of total assets, in the three months ended June 30, 2006 with an average yield of 9.5%. The increase in yield reflects the increase in the volume and yield of average earning assets. At June 30, 2006, average loan balances comprised $459.1 million, representing 87.1% of average earning assets and 91.7% of average deposits as compared to $334.7 million at June 30, 2005 representing 79.7% of average earning assets and 81.8% of average deposits.

         Deposits represent Bridge Bank's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank's market area. The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of June 30, 2006 and December 31, 2005.


DEPOSIT CATEGORIES
(dollars in thousands)              June 30,                          December 31,
                                      2006                          2005
                                -----------------------    -------------------------
                                              Percent                       Percent
                                  Total       of total          Total      of total
                                  Amount      deposits          Amount     deposits
                                -----------------------    -------------------------

Noninterest-bearing  demand     $ 177,445       30.92%        $ 185,557      39.64%
Interest-bearing demand             2,987        0.52%            2,866       0.61%
Money market and savings          286,321       49.90%          210,011      44.86%
Certificates of deposit:
  Less than $100                   25,928        4.52%           19,228       4.11%
  $100 and more                    81,111       14.14%           50,496      10.79%
                                -----------------------    -------------------------
Total                           $ 573,792      100.00%        $ 468,158     100.00%
                                =======================    =========================


         Deposits increased $105.6 million or 22.6% from $468.2 million at December 31, 2005 to $573.8 million at June 30, 2006. The increase in deposits was primarily in Money Market and Institutional certificates of deposit. The increase was a result of marketing efforts to attract such deposits in order to meet the Bank's liquidity needs and to accommodate projected loan funding. Deposit totals at June 30, 2006 included $46.9 million, or 8.2%, in title and escrow company account balances compared to $78.7 million, or 19.8%, at December 31, 2005. Excluding title and escrow company account balances, deposits increased $115.7 million or 34.5% compared to December 31, 2005.

         At June 30, 2006,  the total number of deposit  accounts  reached 2,642
with  an  average   balance  per  account   (excluding   title  and  escrow)  of
approximately $206,480.

         Average deposits for the three months ended June 30, 2006 were $500.4 million comprised of average interest-bearing deposits of $334.0 million and average non-interest bearing demand deposits of $166.4 million. The average rate paid on interest-bearing deposits was 3.7% and the Company's overall net interest margin was 7.0%.

LEVERAGE

Total gross loan balances at June 30, 2006 were $477.3 million. The resulting loan to deposit ratio was 83.2%. Other earning assets at June 30, 2006 were primarily comprised of Fed Funds sold of $115.0 million. To date, the Company has deployed earning assets primarily in Fed funds to address the potential volatility of the title company deposit balances and to accommodate projected loan funding.


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

         The Company's Tier 1 capital at June 30, 2006 was $59.2 million comprised of $34.4 million of capital stock and surplus, $9.9 million in retained earnings and trust preferred securities up to the allowable limit of $13.2.

         The following table shows the Company's capital ratios at June 30, 2006 and December 31, 2005 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.




                                              As of June 30,            As of December 31,
             (in thousands)                  2006                       2005
                                         -------------------------   -------------------------
                                            Amount       Ratio         Amount       Ratio
                                         -------------------------   -------------------------

COMPANY CAPITAL RATIOS

Tier 1 Capital                                $59,175      10.76%        $51,593       10.38%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement            $22,005       4.00%        $19,879        4.00%

Total Capital                                 $68,001      12.36%        $57,529       11.58%
(to Risk Weighted Assets)
Total capital minimum requirement             $44,009       8.00%        $39,758        8.00%

Company leverage
Tier 1 Capital                                $59,175      10.67%      $ 51,593        11.07%
(to Average Assets)
Total capital minimum requirement             $22,193       4.00%      $ 18,638         4.00%

BANK RISK BASED CAPITAL RATIOS

Tier 1 Capital                                $58,502      10.64%        $49,748       10.49%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement            $22,000       4.00%        $18,970        4.00%

Total Capital                                 $65,122      11.84%        $28,455        6.00%
(to Risk Weighted Assets)
Total capital minimum requirement             $44,000       8.00%        $55,684       11.74%

Bank leverage
Tier 1 Capital                                $58,502      10.55%        $37,939        8.00%
(to Average Assets)
Total capital minimum requirement             $22,174       4.00%         47,424       10.00%



The Company and the Bank were considered well capitalized at June 30, 2006.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

LIQUIDITY/INTEREST RATE SENSITIVITY

         The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At June 30, 2006 and December 31, 2005, liquid assets as a percentage of deposits were 25.9% and 17.5%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $27 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs and additionally has approximately $111 million in borrowing capacity at the Federal Home Loan Bank of San Francisco. The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

         The following table sets forth the distribution of repricing opportunities, based on contractual terms of The Company's earning assets and interest-bearing liabilities at June 30, 2006, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.



DISTRIBUTION OF REPRICING OPPORTUNITIES
June 30, 2006
(dollars in thousands)
                                                     After three     After six    After one
                                         Within       months but    months but     year but     After
                                         three        within six    within one      within       five
                                         months         months         year       five years    years     Total
                                        ---------------------------------------------------------------------------
Federal funds sold                      $ 114,955            $ -           $ -           $ -      $ -    $ 114,955
U.S. Treasury securities                      199              -             -             -        -          199
Agency securities                           2,091          1,979         1,962         4,972        -       11,004
Loans                                     386,376         38,625         4,705        35,405   12,180      477,291
                                        ---------------------------------------------------------------------------
 Total earning assets                     503,621         40,604         6,667        40,377   12,180      603,449
                                        ---------------------------------------------------------------------------
Interest checking, money market
  and savings                             289,308              -             -             -        -      289,308
Certificates of deposit:
 Less than $100,000                         4,389          4,004         8,467         9,068        -       25,928
  $100,000 or more                         44,887         10,746        16,533         8,945        -       81,111
                                        ---------------------------------------------------------------------------
 Total interest-bearing liabilities       338,584         14,750        25,000        18,013        0      396,347
                                        ---------------------------------------------------------------------------
Interest rate gap                        $165,037        $25,854      ($18,333)      $22,364  $12,180     $207,102
                                                                                                         ==========
                                        =================================================================
Cumulative interest rate gap             $165,037       $190,891      $172,558      $194,922 $207,102
                                        =================================================================
Interest rate gap ratio                      0.33           0.64         (2.75)         0.55     1.00
                                        =================================================================
Cumulative interest rate gap ratio           0.33           0.35          0.31          0.33     0.34
                                        =================================================================


         Based on the contractual terms of its assets and liabilities, The Company's balance sheet as June 30, 2006 was asset sensitive in terms of its short-term exposure to interest rates. That is, at June 30, 2006 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Company have been written with a minimum "floor" rate.

The following table shows maturity and interest rate sensitivity of the loan portfolio at June 30, 2006 and December 31, 2005. At June 30, 2006, approximately 73% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.



                       Balances at                      Due after one
                         June 30,       Due one year     year through      Due after
(dollars in thousands)     2006           or less         five years       five years
--------------------------------------------------------------------------------------

Commercial and other     $ 189,520          $98,433          $81,861           $9,226
SBA                         52,857           16,251              201           36,405
Real estate construction    91,687           91,687                -                -
Real estate-other           98,324           31,735           18,763           47,826
Factoring/ABL               38,091           35,478            2,613                -
Other                        6,812            4,900            1,912                -
                  --------------------------------------------------------------------
TOTAL                    $ 477,291         $278,484         $105,350          $93,457
                  ====================================================================

                    Balances at                      Due after one
                    December 31,     Due one year     year through      Due after
(dollars in thousands)  2005           or less         five years       five years
--------------------------------------------------------------------------------------
Commercial and other      $182,396          $99,900          $76,216           $6,280
SBA                         46,867            5,976              135           40,756
Real estate construction    84,792           80,609            4,183                -
Real estate-other           83,748           28,215            6,627           48,906
Factoring/ABL               38,184           37,134            1,050                -
Other                        4,011            3,755              256                -
                  --------------------------------------------------------------------
TOTAL                     $439,998         $255,589          $88,467          $95,942
                  ====================================================================

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

         In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of June 30, 2006 those guarantees include the following:

                  Standby Letters of Credit in the amount of $9,577,000.

The  table  below  summarizes  the  Company's   off-balance   sheet  contractual
obligations.



Off-balance Sheet Arrangement and Aggregate Contractual Obligations

                               Payments due by period
                           ----------------------------------------------------------------------------
 Contractural Obligations                     Less than       1 - 3          3 - 5        More than
                                Total          1 year         years          years         5 years
-------------------------------------------------------------------------------------------------------

Long-term contracts                $ 89,000      $ 89,000            $ -            $ -            $ -

Operating leases                 11,188,000     1,281,000      1,859,000      2,533,000      5,515,000
                           ----------------------------------------------------------------------------

Total                          $ 11,277,000   $ 1,370,000    $ 1,859,000    $ 2,533,000    $ 5,515,000
                           ============================================================================


ITEM 4 - CONTROLS AND PROCEDURES


DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, the Company's management evaluated the effectiveness, as of June 30, 2006, of the Company's disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.


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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that as of June 30, 2006, the Company's internal control over financial reporting was effective.
                                     PART II

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


ITEM 1A - RISK FACTORS


CHANGES IN ACCOUNTING RULES COULD AFFECT THE COMPANY'S FUTURE OPERATING RESULTS.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant effect on the Company's results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS No. 123R, which the Company adopted on January 1, 2006. In the second quarter of 2006, stock-based compensation expense reduced basic earnings per common share by approximately $0.02 ($0.03 for the six month period ended June 30, 2006). Although the effect from the adoption of SFAS No. 123R is expected to continue to have an immaterial impact on the Company's results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


         Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES


         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Bank's Annual Meeting of Shareholders was held on May 19, 2005 (the "Meeting") for the following purposes:

1. To elect directors;
2. To approve the Bridge Capital Holdings 2006 Equity Incentive Plan;
3. To ratify the appointment of Vavrinek, Trine, Day & Co. LLP as independent accountants for the Company's 2006 fiscal year;
4. To transact such other business, including but not limited to motions for adjournment, as may properly come before the Meeting and at any and all adjournments thereof.

         There were no nominations for directors other than the ten (10) nominees of the Board of Directors. Each nominee was an incumbent director. Therefore, the following nominees were each elected as a Director until the next annual meeting of shareholders and until his/her successor is elected and qualified.

NOMINEE                     SHARES VOTED IN FAVOR       SHARES WITHHELD

Richard M. Brenner                4,921,129               29,376
Lawrence Owen Brown               4,916,429               34,076
David V. Campbell                 4,911,429               39,076
David K. Chui                     4,921,429               29,076
Robert P. Gionfriddo              4,921,429               29,076
Allan C. Kramer, M.D.             4,921,429               29,076
Robert P. Latta                   4,916,429               34,076
Daniel P. Myers                   4,921,429               29,076
Thomas M. Quigg                   4,927,429               23,076
Barry A. Turkus                   4,919,429               31,076

     On Proposal No. 2 to approve the Bridge Capital Holdings 2006 Equity Incentive Plan, 2,181,812 shares voted in favor of approval, 213,768 shares voted against approval, and 42,500 shares abstained. Accordingly, Proposal No. 2 was passed by the shareholders.

     On Proposal No. 3 to ratify the appointment of Vavrinek, Trine, Day & Co. LLP as independent accountants for the Company's 2006 fiscal year, 4,929,155 shares voted in favor of approval, 11,750 shares voted against approval, and 9,600 shares abstained. Accordingly, Proposal No. 3 was passed by the shareholders.

ITEM 5 - OTHER INFORMATION


         None.


ITEM 6 -  EXHIBITS


         (A) EXHIBITS


         See Index to Exhibits at page 42 of this Quarterly Report on Form 10-Q.

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



                             BRIDGE CAPITAL HOLDINGS




Dated: August 3, 2006        By:  \s\ DANIEL P. MYERS
                                  _________________________________________
                                      Daniel P. Myers
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Dated: August 3, 2006        By:  \s\ THOMAS A. SA
                                  _________________________________________
                                      Thomas A. Sa
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)