Form 10-Q
period 2006-09-30
Bridge Capital Holdings
filed 2006-11-03
CIK 1304740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006


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


                    55 ALMADEN BOULEVARD, SAN JOSE, CA 95113
          ___________________________________________________________
          (Address of principal executive offices, including zip code)


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

    Large accelerated filer [] Accelerated filer [X] Non-accelerated filer []

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [] No[X]

The  number of shares  of Common  Stock  outstanding  as of  November  2,  2006:
6,292,645

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1        Financial Statements

              Interim Consolidated Balance Sheets                             4

              Interim Consolidated Statements of Operations                   5

              Interim Consolidated Statements of Cash Flows                   6

              Notes to Interim Consolidated Financial Statements              7

Item 2        Management's Discussion and Analysis of Financial              14
              Condition and Results of Operations

Item 3        Quantitative and Qualitative Disclosures About                 33
              Market Risk

Item 4        Controls and Procedures                                        35


PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                              36

Item 1A       Risk Factors                                                   36

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds    36

Item 3        Defaults Upon Senior Securities                                36

Item 4        Submission of Matters to a Vote of Security Holders            36

Item 5        Other Information                                              36

Item 6        Exhibits                                                       36

Signatures                                                                   37

Index to Exhibits                                                            38

                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO THE HISTORICAL INFORMATION, THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND WHICH ARE SUBJECT TO THE "SAFE HARBOR" CREATED BY THOSE SECTIONS. THE READER OF THIS QUARTERLY REPORT SHOULD UNDERSTAND THAT ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT COULD AFFECT THEIR OUTCOME. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGIN; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT;
(5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; (6) COSTS AND EXPENSES OF COMPLYING WITH THE INTERNAL CONTROL PROVISIONS OF THE SARBANES-OXLEY ACT AND OUR DEGREE OF SUCCESS IN ACHIEVING COMPLIANCE; (7) CHANGES IN SECURITIES MARKETS;
(8) FUTURE CREDIT LOSS EXPERIENCE; (9) CIVIL DISTURBANCES OR TERRORIST THREATS OR ACTS, OR APPREHENSION ABOUT POSSIBLE FUTURE OCCURANCES OF ACTS OF THIS TYPE; AND (10) THE INVOLVEMENT OF THE UNITED STATES IN WAR OR OTHER HOSTILITIES. THEREFORE, THE INFORMATION IN THIS QUARTERLY REPORT SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY.

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

THE COMPANY'S PRIMARY OPERATIONS AND MOST OF ITS CUSTOMERS ARE LOCATED IN CALIFORNIA. OTHER EVENTS, INCLUDING THOSE OF SEPTEMBER 11, 2001, HAVE INCREASED THE UNCERTAINTY RELATED TO THE NATIONAL AND CALIFORNIA ECONOMIC OUTLOOK AND COULD HAVE AN EFFECT ON THE FUTURE OPERATIONS OF THE COMPANY OR ITS CUSTOMERS, INCLUDING BORROWERS. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

THE READER SHOULD REFER TO THE MORE COMPLETE DISCUSSION OF SUCH RISKS IN THE COMPANY'S ANNUAL REPORTS ON FORM 10-K.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS






                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
                      Interim Consolidated Balance Sheets
                             (dollars in thousands)

                                                                    (unaudited)
                                                                  September 30,       December 31,
                                                                      2006                2005
                                                                  _____________       ____________

ASSETS
Cash and due from banks                                                $ 18,987           $ 22,880
Federal funds sold                                                      116,165             46,660
                                                                       ________           ________
  Total cash and equivalents                                            135,152             69,540
                                                                       ________           ________

Investment securities available for sale                                 18,971             12,383
Loans, net of allowance for credit losses of $6,728 at
     September 30, 2006 and $5,936 at December 31, 2005                 477,303            432,667

Premises and equipment, net                                               2,935              2,337
Accrued interest receivable                                               3,041              2,202
Other assets                                                             18,304             17,391
                                                                       ________           ________
     Total assets                                                      $655,706           $536,520
                                                                       ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand noninterest-bearing                                           $164,483           $185,557
  Demand interest-bearing                                                 4,005              2,866
  Savings                                                               294,698            210,011
  Time                                                                  122,638             69,724
                                                                       ________           ________
     Total deposits                                                     585,824            468,158
                                                                       ________           ________

Junior subordinated debt securities                                      17,527             12,372
Other borrowings                                                              -             10,000
Accrued interest payable                                                    355                130
Other liabilities                                                         5,044              6,146
                                                                       ________           ________
     Total liabilities                                                  608,750            496,806
                                                                       ________           ________

Commitments and contingencies                                                 -                  -

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized;
     none issued         -               -
Common stock, no par value; 30,000,000 shares authorized;
     6,272,345 shares issued and outstanding at September 30, 2006;
     6,227,596 shares issued and outstanding at December 31, 2005.       34,824             33,907
Retained earnings                                                        12,167              5,909
Accumulated other comprehensive (loss)                                      (35)              (102)
                                                                       ________           ________
     Total shareholders' equity                                          46,956             39,714
                                                                       ________           ________
     Total liabilities and shareholders' equity                        $655,706           $536,520
                                                                       ========           ========

The accompanying notes are an integral part of the financial statements.




                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
           Interim Consolidated Statements of Operations (unaudited)
                             (dollars in thousands)


                                                         Three months ended               Nine months ended
                                                            September 30,                   September 30,
                                                   _________________________       _________________________
                                                     2006            2005            2006            2005
                                                   _________       _________       _________       _________

INTEREST INCOME:
Loans                                              $  12,762       $   8,670       $  34,696       $  22,254
Federal funds sold                                     1,453             399           2,723           1,102
Investment securities available for sale                 113             104             316             346
                                                   _________       _________       _________       _________
     Total interest income                            14,328           9,173          37,735          23,702
                                                   _________       _________       _________       _________

INTEREST EXPENSE:
Deposits:
    Interest-bearing demand                                9               9              23              20
    Money market and savings                           2,733           1,103           6,073           2,798
    Certificates of deposit                            1,239             460           2,924           1,194
    Other                                                257             177             825             562
                                                   _________       _________       _________       _________
    Total interest expense                             4,238           1,749           9,845           4,574
                                                   _________       _________       _________       _________

Net interest income                                   10,090           7,424          27,890          19,128
Provision for credit losses                              100             800             772           1,562
                                                   _________       _________       _________       _________
Net interest income after provision
     for credit losses                                 9,990           6,624          27,118          17,566
                                                   _________       _________       _________       _________

NON-INTEREST INCOME:
Service charges on deposit accounts                      131              89             370             246
Gain on sale of SBA loans                                225             521           1,064           1,583
Other non interest income                                443             384           1,526           1,085
                                                   _________       _________       _________       _________
     Total non-interest income                           799             994           2,960           2,914
                                                   _________       _________       _________       _________

OPERATING EXPENSES:
Salaries and benefits                                  4,627           2,993          12,706           8,325
Premises and fixed assets                                808             562           2,122           1,654
Other                                                  1,631           1,568           5,206           4,100
                                                   _________       _________       _________       _________
     Total operating expenses                          7,066           5,123          20,034          14,079
                                                   _________       _________       _________       _________

Income before income taxes                             3,723           2,495          10,044           6,401
                                                   _________       _________       _________       _________
Income taxes                                           1,415             990           3,786           2,560
                                                   _________       _________       _________       _________
     Net income                                    $   2,308       $   1,505       $   6,258       $   3,841
                                                   =========       =========       =========       =========

Basic earnings per share                           $    0.37       $    0.24       $    1.00       $    0.62
                                                   =========       =========       =========       =========
Diluted earnings per share                         $    0.34       $    0.22       $    0.92       $    0.57
                                                   =========       =========       =========       =========
Average common shares outstanding                  6,283,125       6,171,500       6,262,169       6,153,498
                                                   =========       =========       =========       =========
Average common and equivalent
  shares outstanding                               6,819,049       6,783,177       6,795,493       6,714,327
                                                   =========       =========       =========       =========


The accompanying notes are an integral part of the financial statements.





                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
            Interim Consolidated Statements of Cash Flows (unaudited)
                             (dollars in thousands)


                                                           Nine months ended September 30,
                                                           _______________________________
                                                                 2006           2005
                                                               ________       ________

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                   $  6,258       $  3,841
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                   772          1,562
      Depreciation and amortization                                 645            637
      Stock based compensation                                      500              -
      Loans originated for sale                                 (39,660)       (23,622)
      Proceeds from loan sales                                   35,417         18,674
      Increase in accrued interest receivable and other assets   (1,798)        (2,192)
      (Decrease) increase in accrued interest payable
        and other liabilities                                      (877)         4,509
                                                               ________       ________
          Net cash provided by operating activities               1,257          3,409
                                                               ________       ________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of securities available for sale                     (15,052)       (50,394)
  Proceeds from maturity of securities available for sale         8,625         60,300
  Net increase in loans                                         (41,165)      (104,573)
  Purchase of fixed assets                                       (1,290)          (778)
                                                               ________       ________
          Net cash used in investing activities                 (48,882)       (95,445)
                                                               ________       ________

CASH FLOW FROM FINANCING ACTIVITIES:

  Net increase in deposits                                      117,665        128,814
  (Decrease) in other borrowings                                 (4,845)             -
  Common stock issued                                               417            439
                                                               ________       ________
         Net cash provided by financing activities              113,237        129,253
                                                               ________       ________

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                 65,612         37,217
Cash and equivalents at beginning of period                      69,540         69,210
                                                               ________       ________
Cash and equivalents at end of period                          $135,152       $106,427
                                                               ========       ========


The accompanying notes are an integral part of the financial statements.



                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC. The interim financial data as of September 30, 2006 and for the three and nine months ended September 30, 2006 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter ended September 30, 2006, are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2005 is derived from the audited financial statements; however, it does not include all disclosures required by accounting principles generally accepted in the United States of America.

USE OF ESTIMATES

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

STOCK-BASED COMPENSATION

On January 1, 2006,  the Company  adopted SFAS No. 123 (revised  2004) (SFAS No.
123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally require that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded an incremental $178,000 and $500,000 of stock-based compensation expense during the three and nine months ended September 30, 2006, respectfully, as a result of the adoption of SFAS No. 123R.


No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2006. As of September 30, 2006, $2.0 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 5 years.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the three and nine-month periods ended September, 2005 (in thousands, except per share amounts):


                                  Three months       Nine months
                                     ended              ended
                                  ____________       ___________
                                        September 30, 2005
                                     _________________________

Net income as reported               $1,505             $3,841
Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of
  related tax effects                   (93)              (205)
                                     ______             ______
Pro forma net income                  1,412              3,636
Earnings per share:
  Basic-as reported                  $ 0.24             $ 0.62
  Basic-pro forma                    $ 0.23             $ 0.59

  Diluted-as reported                $ 0.22             $ 0.57
  Diluted-pro forma                  $ 0.21             $ 0.54



COMPREHENSIVE INCOME

         SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had cumulative other comprehensive income (loss) totaling $(35,000), net of tax, as of September 30, 2006 and $(120,000), net of tax, as of September 30, 2005.



                                     Three months ended         Nine months ended
 (dollars in thousands)                 September 30,             September 30,
                                     ___________________       ___________________
                                      2006         2005         2006         2005
                                     ______       ______       ______       ______

Net income                           $2,308       $1,505       $6,258       $3,841

Other comprehensive earnings-
 Net unrealized gains on
 securities available for sale           45            2           67           (1)
                                     ______       ______       ______       ______

Total comprehensive income           $2,353       $1,507       $6,325       $3,840
                                     ======       ======       ======       ======


SEGMENT INFORMATION

         SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environment in which it operates to help users of financial statements better understand its performance, better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined that it has one segment, general commercial banking, and therefore, it is appropriate to aggregate the Company's operations into a single operating segment.

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


                                            Three months ended           Nine months ended
                                               September 30,               September 30,
                                          _______________________     _______________________
                                            2006          2005          2006          2005
                                          _________     _________     _________     _________

Net income                                $   2,308     $   1,505     $   6,258     $   3,841

Weighted average shares used in
  computing:
    Basic earnings per share              6,283,125     6,171,500     6,262,169     6,153,498
    Diluted potential common shares
      related to stock options using
    the treasury stock method               535,924       611,677       533,324       560,829
                                          _________     _________     _________     _________
Total average shares and equivalents      6,819,049     6,783,177     6,795,493     6,714,327

Basic earnings per share                  $    0.37     $    0.24     $    1.00     $    0.62
                                          =========     =========     =========     =========
Diluted earnings per share                $    0.34     $    0.22     $    0.92     $    0.57
                                          =========     =========     =========     =========


3.       SECURITIES

The amortized cost and approximate fair values of securities at September 30, 2006 and December 31, 2005 are as follows:



(dollars in thousands)                        As of September 30, 2006
                                       _______________________________________
                                                   Gross Unrealized
                                                   ________________     Fair
                                        Cost       Gains     Losses     Value
                                       _______     _____     ______    _______

U.S. government treasury notes         $   200      $-       $  -      $   200
U.S. government agency notes            18,828       -        (57)      18,771
                                       _______      ___      ____      _______
Total securities available for sale     19,028       -        (57)      18,971
                                       _______      ___      ____      _______
     Total investment securities       $19,028      $-       $(57)     $18,971
                                       =======      ===      ====      =======

                                               As of December 31, 2005
                                       _______________________________________
                                                   Gross Unrealized
                                                   ________________     Fair
                                        Cost       Gains     Losses     Value
                                       _______     _____     ______    _______

U.S. government treasury notes         $   199      $ -      $   -     $   199
U.S. government agency notes            12,355       -        (171)     12,184
                                       _______      ___      _____     _______
Total securities available for sale     12,554       -        (171)     12,383
                                       _______      ___      _____     _______
     Total investment securities       $12,554      $-       $(171)    $12,383
                                       =======      ===      =====     =======


The scheduled maturities of securities available for sale at September 30, 2006 and December 31, 2005 were as follows:


(dollars in thousands)                     September 30, 2006
                                         _____________________
                                         Amortized      Fair
                                              Cost       Value
                                         _________     _______

Due in one year or less                    $12,893     $12,855
Due after one year through five years        5,146       6,116
Due after five years through ten years           -           -
Due after ten years                              -           -
                                           _______     _______
Total securities available for sale         18,039      18,971
                                           _______     _______
     Total investment securities           $18,039     $18,971
                                           =======     =======


                                            December 31, 2005
                                         _____________________
                                         Amortized        Fair
                                              Cost       Value
                                         _________     _______

Due in one year or less                    $10,536     $10,429
Due after one year through five years        2,018       1,954
Due after five years through ten years           -           -
Due after ten years                              -           -
                                           _______     _______
Total securities available for sale         12,554      12,383
                                           _______     _______
     Total investment securities           $12,554     $12,383
                                           =======     =======




As of September 30, 2006, investment securities with carrying values of approximately $200,000 were pledged as collateral. As of September 30, 2006, $54,000 in unrealized losses was attributable to securities maturing in greater than 12 months. The unrealized losses on investments in U.S. Government agency securities which have been in an unrealized loss position for one year or longer as of September 30, 2006 (a total of 4 securities), were caused by market interest rate increases subsequent to the purchase of the securities. Because the Bank has the ability to hold these investments until a recovery in fair value, which may be maturity, these investments are not considered to be other-than-temporarily impaired as of September 30, 2006.

4.       LOANS


The balances in the various loan categories are as follows as of September 30, 2006 and December 31, 2005:


(dollars in thousands)
                                        September 30,  December 31,
                                          2006            2005
                                        _____________  ____________
Commercial                                $ 185,789      $ 182,396
SBA                                          51,894         46,867
Real estate construction                     99,427         84,792
Real estate other                           105,395         83,748
Factoring and asset based lending            36,658         38,184
Other                                         6,469          4,011
                                          _________      _________
     Loans, gross                           485,632        439,998
Unearned fee income                          (1,601)        (1,395)
                                          _________      _________
     Total loan portfolio                   484,031        438,603
Less allowance for credit losses             (6,728)        (5,936)
                                          _________      _________
     Loans, net                           $ 477,303      $ 432,667
                                          =========      =========

5.       PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at September 30, 2006 and December 31, 2005 are comprised of the following:


(dollars in thousands)                   September 30, 2006
                                  _________________________________
                                             Accumulated   Net Book
                                   Cost     Depreciation    Value
                                  _______   ____________   ________

Leasehold improvements            $ 2,696     $   (922)     $ 1,774
Furniture and fixtures                736         (498)         238
Capitalized software                1,614       (1,076)         538
Equipment                           1,271         (886)         385
                                  _______     ________      _______
     Totals                       $ 6,317     $ (3,382)     $ 2,935
                                  =======     ========      =======


                                          December 31, 2005
                                  _________________________________
                                             Accumulated   Net book
                                   Cost     Depreciation    Value
                                  _______   ____________   ________

Leasehold improvements            $ 1,981     $   (700)     $ 1,281
Furniture and fixtures                676         (407)         269
Capitalized software                1,344         (856)         488
Equipment                           1,076         (777)         299
                                  _______     ________      _______
     Totals                       $ 5,077     $ (2,740)     $ 2,337
                                  =======     ========      =======

6.           JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS

JUNIOR SUBORDINATED DEBT SECURITIES

On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the "debt securities") to Bridge Capital Trust I, a statutory trust created under the laws of the State of California. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2035. Interest is payable quarterly on these debt securities at a fixed rate of 5.9% for the first five years, and thereafter interest accrues at LIBOR plus 1.98%. The debt securities can be redeemed at par at the Company's option beginning in March 2010; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the Trust. The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

On March 30, 2006 the Company issued $5,155,000 of junior subordinated debt securities (the "debt securities") to Bridge Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2037. Interest is payable quarterly on these debt securities at a fixed rate of 6.60% for the first five years, and thereafter interest accrues at LIBOR plus 1.38%. The debt securities can be redeemed at par at the Company's option beginning in April 2011; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the Trust. The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

Under FASB Interpretation No.46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, these Trusts are not consolidated into the company's financial statements. Prior to the issuance of FIN 46, bank holding companies typically consolidated these entities. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities ("SPE's") such as these Trusts, net of the bank holding company's investment in the SPE, qualify as Tier 1 Capital, subject to certain limits.

OTHER BORROWINGS

Other borrowings at December 31, 2005 were comprised of one advance from the Federal Home Loan Bank of San Francisco for $10.0 million. There were no other borrowings at September 30, 2006.

As of September 30, 2006, the Bank had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $111.0 million.

The Bank also has unsecured borrowing lines with correspondent banks totaling $27.0 million. At September 30, 2006, there were no balances outstanding on these lines.

7. STOCK-BASED COMPENSATION

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

The weighted average assumptions used for the three and nine-month periods ended September 30, 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

                                             Three Months     Nine Months
                                                ended            ended
                                             ____________     ___________
                                                  September 30, 2006
                                               _________________________

Expected life                                  60 months       60 months

Stock volatility                                   32.9%           32.9%

Risk free interest rate                            4.64%           4.74%

Dividend yield                                     0.00%           0.00%

Fair value per share                              $ 7.64          $ 7.27

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to the historical information, this quarterly report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and which are subject to the "Safe Harbor" created by those sections. The reader of this quarterly report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in interest rate environment reduces margin; (3) general economic conditions, either nationally or regionally are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) costs and expenses of complying with the internal control provisions of the Sarbanes-Oxley Act and our degree of success in achieving compliance; (7) changes in securities markets; (8) future credit loss experience; (9) civil disturbances of terrorist threats or acts, or apprehension about possible future occurrences of acts of this type; and (10) the involvement of the United States in war or other hostilities. Therefore, the information in this quarterly report should be carefully considered when evaluating the business prospects of the Company.

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

         The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At September 30, 2006 and December 31, 2005, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

SELECTED FINANCIAL DATA

         The following presents selected financial data and ratios as of and for the quarter and nine periods ended September 30, 2006 and 2005.


(dollars in thousands, except per share data)

                                                          Three months ended                   Nine months ended
                                                             September 30,                       September 30,
                                                      ___________________________         ___________________________
STATEMENT OF OPERATIONS DATA:                           2006              2005              2006              2005
                                                      _________         _________         _________         _________

Interest income                                       $  14,328         $   9,173         $  37,735         $  23,702
Interest expense                                          4,238             1,749             9,845             4,574
                                                      _________         _________         _________         _________
Net interest income                                      10,090             7,424            27,890            19,128
Provision for credit losses                                 100               800               772             1,562
                                                      _________         _________         _________         _________
Net interest income after provision
  for credit losses                                       9,990             6,624            27,118            17,566
                                                      _________         _________         _________         _________
Other income                                                799               994             2,960             2,914
Other expenses                                            7,066             5,123            20,034            14,079
                                                      _________         _________         _________         _________
Income before income taxes                                3,723             2,495            10,044             6,401
Income taxes                                              1,415               990             3,786             2,560
                                                      _________         _________         _________         _________
Net income                                            $   2,308         $   1,505         $   6,258         $   3,841
                                                      =========         =========         =========         =========

PER SHARE DATA:
Basic earnings per share                              $    0.37         $    0.24         $    1.00         $    0.62
Diluted earnings per share                                 0.34              0.22              0.92              0.57
Shareholders' equity per share                             7.46              6.07              7.46              6.07
Cash dividend per common share                                -                 -                 -                 -

BALANCE SHEET DATA:
Balance sheet totals:
  Assets                                              $ 655,706         $ 539,635
  Loans, net                                            477,303           397,426
  Deposits                                              585,824           481,270
  Shareholders' equity                                   46,956            37,401

Average balance sheet amounts:
  Assets                                              $ 636,273         $ 485,324         $ 582,449         $ 447,978
  Loans, net                                            465,102           372,190           447,567           334,908
  Deposits                                              566,083           431,516           512,527           394,546
  Shareholders' equity                                   45,814            36,667            43,328            35,146

SELECTED RATIOS:
Return on average assets                                  1.44%             1.23%             1.44%             1.15%
Return on average equity                                 19.99%            16.28%            19.31%            14.61%
Efficiency ratio                                         64.89%            60.86%            64.94%            63.87%
Risk based capital ratio                                 12.47%            11.92%
Net chargeoffs to average gross loans                     0.00%             0.09%             0.00%             0.11%
Allowance for loan losses to total loans                  1.39%             1.32%
Average equity to average assets                          7.20%             7.56%             7.44%             7.85%



SUMMARY OF FINANCIAL RESULTS - QUARTER ENDED SEPTEMBER 30, 2006

The Company reported net income of $2.3 million ($0.37 basic and $0.34 diluted earnings per share) for the quarter ended September 30, 2006 as compared to $1.5 million ($0.24 basic and $0.22 diluted earnings per share) for the quarter ended September 30, 2005. The increase in net income resulted primarily from increases in net interest income offset, in part, by lower non-interest income and an increase in operating expenses.

The table below highlights the changes in the nature and sources of income and expense.



                                                 Three months ended
                                                    September 30,
                                              _________________________           Increase
(dollars in thousands)                         2006              2005            (Decrease)
                                              _______           _______          __________

Interest income                               $14,328           $ 9,173           $ 5,155
Interest expense                                4,238             1,749             2,489
                                              _______           _______           _______

Net interest income                            10,090             7,424             2,666
Provision for credit losses                       100               800              (700)
                                              _______           _______           _______

Net interest income after provision
  for credit losses                             9,990             6,624             3,366
                                              _______           _______           _______
Other income                                      799               994              (195)
Other expenses                                  7,066             5,123             1,943
                                              _______           _______           _______
Income before income taxes                      3,723             2,495             1,228

Income taxes                                    1,415               990               425
                                              _______           _______           _______
Net income                                    $ 2,308           $ 1,505             $ 803
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

         Net interest income for the quarter ended September 30, 2006 was $10.1 million, which was comprised of $14.3 million in interest income and $4.2 million in interest expense. Net interest income for the quarter ended September 30, 2005 was $7.4 million, which was comprised of $9.2 million in interest income and $1.8 million in interest expense. Net interest income for the quarter ended September 30, 2006 represented an increase of $2.7 million or 48% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

         The net interest margin (net interest income divided by average earning assets) was 6.73% for the quarter ended September 30, 2006 compared to 6.67% for the same quarter in 2005. The improvement in net interest margin was the result of growth in the volume of average earning assets, improved balance sheet leverage and the impact of higher short-term market interest rates.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended September 30, 2006 and 2005.


                                                                 Three months ended September 30,
                                            ___________________________________________________________________________
(dollars in thousands)                                     2006                                     2005
                                            __________________________________       __________________________________
                                                          Yields      Interest                     Yields      Interest
                                            Average         or         Income/       Average         or         Income/
                                            Balance        Rates       Expense       Balance        Rates       Expense
                                            ________      ______      ________       ________      ______      ________

ASSETS
Interest earning assets (2):
  Loans (1)                                 $473,311       10.8%      $ 12,763       $378,357        9.2%       $ 8,670
  Federal funds sold                         110,219        5.3%         1,453         45,825        3.5%           399
  Investment securities                       11,272        4.0%           113         17,462        2.4%           104
  Other                                            -           -             -              -        0.0%             -
                                            ________       _____      ________       ________       _____       _______
Total interest earning assets                594,802        9.6%        14,329        441,644        8.3%         9,173
                                            ________       _____      ________       ________       _____       _______

Noninterest-earning assets:
  Cash and due from banks                     26,209                                   30,557
  All other assets (3)                        15,262                                   13,123
                                            ________                                 ________
      TOTAL                                 $636,273                                 $485,324
                                            ========                                 ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                    $ 3,900        0.9%           $ 9        $ 4,176        0.9%           $ 9
   Savings                                   288,895        3.8%         2,733        205,120        2.1%         1,103
   Time                                      116,353        4.2%         1,239         52,644        3.5%           460
Other                                         17,527        5.8%           258         12,000        5.9%           177
                                            ________       _____      ________       ________       _____       _______
Total interest bearing liabilities           426,675        4.0%         4,239        273,940        2.6%         1,749
                                            ________       _____      ________       ________       _____       _______

Noninterest-bearing liabilities:
   Demand deposits                           156,935                                  169,576
   Accrued expenses and
     other liabilities                         6,849                                    5,141
Shareholders' equity                          45,814                                   36,667
                                            ________                                 ________
    TOTAL                                   $636,273                                 $485,324
                                            ========                                 ========

                                                           _____      ________                      _____       _______
Net interest income and margin                              6.7%      $ 10,090                       6.7%       $ 7,424
                                                           =====      ========                      =====       =======


(1) Loan fee amortization of $1.3 million and $846,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3) Net of average allowance for credit losses of $6.7 million and $5.1 million, respectively.


         The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2006 and 2005. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.



(dollars in thousands)                                Three months ended September 30,
                                                                2006 vs. 2005
                                                 ___________________________________________
                                                             Increase (decrease)
                                                              due to change in
                                                 ___________________________________________
                                                 Average           Average            Total
                                                 Volume             Rate             Change
                                                 _______           _______           _______

 Interest income:
   Loans                                         $ 2,560           $ 1,533           $ 4,093
   Federal funds sold                                849               205             1,054
   Investment securities                             (62)               71                 9
     Other                                             -                 -                 -
                                                 _______           _______           _______
      Total interest income                        3,347             1,809             5,156
                                                 _______           _______           _______
 Interest expense:
   Demand                                             (1)                1                 0
   Savings                                           793               837             1,630
   Time                                              678               101               779
   Other                                              81                (0)               81
                                                 _______           _______           _______
       Total interest expense                      1,551               939             2,490
                                                 _______           _______           _______
 Change in net interest income                   $ 1,798             $ 869           $ 2,666
                                                 =======           =======           =======


INTEREST INCOME

         Interest income of $14.3 million in the quarter ended September 30, 2006 represented an increase of $5.2 million, or 56%, over $9.2 million in the same quarter one year earlier. The increase in interest income was primarily due to growth in average earning assets, particularly growth in average loan balances. Average earning assets for the quarter ended September 30, 2006 were $594.8 million and represented growth of $153.2 million or 35% over $441.6 million for the same period in 2005.

         Average gross loans were $473.31 million for three months ended September 30, 2006, an increase of $94.9 million or 25% over $378.4 million for the same period one year earlier. Average loans comprised 79.8% of average earning assets in the three months ended September 30, 2006 compared to 85.7% in the third quarter of 2005. During the quarter ended September 30, 2006, the ratio of average gross loans to average deposits (one measure of leverage) was 83.6%, compared to 87.8% in the comparable period of 2005.

         Interest income also benefited from increases in short-term interest rates. The average yield on earning assets was 9.6% for the quarter ended September 30, 2006 and 8.3% for the quarter ended September 30, 2005. The majority of the Company's earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate in the second half of 2005 and continuing into the first half of 2006. The Company's prime rate averaged 8.25% in the three months ended September 30, 2006, up from 6.35% in the same period one year earlier.

         Other earning assets, consisting of investment securities, federal funds sold and interest bearing deposits in other banks, averaged $121.5 million for the quarter ended September 30, 2006, an increase of $58.2 million or 92% from $63.3 million for the three months ended September 30, 2005.


INTEREST EXPENSE

         Interest expense was $4.2 million for the quarter ended September 30, 2006, which represented an increase of $2.5 million or 142% over $1.7 million for the comparable period of 2005. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates paid on liabilities in 2006 compared to 2005. Average interest-bearing liabilities were $426.7 million for the three months ended September 30, 2006, an increase of $152.8 million, or 56%, over $273.9 million for the same period one year earlier.

         Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $409.1 million for the quarter ended September 30, 2006, which represented 72.3% of total average deposits and was an increase of $147.2 million, or 56%, over $261.9 million representing 60.7% of total average deposits in the third quarter of 2005.

         Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $17.5 million in the three months ended September 30, 2006 compared to $12.0 million for the same period one year earlier, which represented an increase of $5.5 million or 46%.

         The impact of increases in short-term market interest rates together with the factors noted above resulted in an increase in the average rate paid on interest-bearing liabilities to 4.0% in the quarter ended September 30, 2006 compared to 2.6% in the third quarter of 2005.

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

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $100,000 to the allowance for credit losses for the three months ended September 30, 2006, as compared to $800,000 for the same period in 2005. There were no loans charged off and $8,000 in recoveries during the three months ended September 30, 2006 as compared to $359,000 in loans charged-off and $2,000 in recoveries during the three month period ended September 30, 2005. At September 30, 2006, the allowance for credit losses was $6.7 million, representing 1.4% of total loans, as compared to $5.3 million, representing 1.3% of total loans, at September 30, 2005.

The following schedule provides an analysis of the allowance for credit losses:

                                           Three months ended
(dollars in thousands)                        September 30,
                                        _________________________
                                         2006              2005
                                        _________________________
Balance, beginning of period            $ 6,620           $ 4,886
Provision for credit losses                 100               800
Charge-offs                                   -              (359)
Recoveries                                    8                 2
                                        _______           _______
Balance, end of period                  $ 6,728           $ 5,329
                                        =======           =======

         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were two non-accrual loans totaling $2.6 million at September 30, 2006 and one loan totaling $2.3 million at December 31, 2005. At September 30, 2006, the nonaccrual total consisted primarily of an SBA loan which is secured by real property with values in excess of the loan's carrying value. At December 31, 2005, the nonaccrual total consisted of one commercial loan that was secured by business assets and real property and was subsequently paid off.

         In addition, at September 30, 2006 and December 31, 2005, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         At September 30, 2006 and December 31, 2005 there were no properties owned by the Company acquired through the foreclosure process and there were no restructured loans.

The following summarizes nonperforming loans at September 30, 2006 and December 31, 2005.


                                                                     September 30,        December 31,
(dollars in thousands)                                                   2006                 2005
                                                                     _____________        ____________

Loans accounted for on a non-accrual basis                              $ 2,572              $ 2,320
Loans restructured and in compliance with modified terms                      -                    -
Other loans with principal or interest contracturally past due
  90 days or more                                                             -                    -
                                                                        _______              _______
                                                                        $ 2,572              $ 2,320
                                                                        =======              =======


         Based on an evaluation of the individual credits, historical credit loss experience by loan type, and economic conditions, management has allocated the allowance for loan losses as follows for the periods ending September 30, 2006 and December 31, 2005:



(dollars in thousands)                  September 30, 2006                   December 31, 2005
                                     _________________________           __________________________
                                     Amount            Percent           Amount             Percent
                                     _______           _______           _______            _______

Commercial and other                 $ 1,852             38.3%           $ 2,029              41.5%
SBA                                    2,232             10.7%             1,975              10.7%
Real estate construction               1,057             20.5%               742              19.2%
Real estate term                         964             21.7%               721              19.0%
Factoring/ABL                            584              7.5%               443               8.7%
Other                                     39              1.3%                26               0.9%
                                     _______            ______           _______             ______
                                     $ 6,728            100.0%           $ 5,936             100.0%
                                     =======            ======           =======             ======


         Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's loan portfolio, which includes approximately $204.8 million in real estate and construction loans, representing approximately 42% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

NON-INTEREST INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the three months ended September 30, 2006 and 2005:


                                                             Three months ended September 30,
                                               ____________________________________________________________
 (dollars in thousands)                                 2006                                2005
                                               _______________________             ________________________
                                               Amount           Percent            Amount            Percent
                                               ______           _______            ______            _______

 Gain on sale of SBA loans                     $ 225             28.2%             $ 521              52.4%
 SBA loan servicing income                       137             17.1%               104              10.5%
 Increase in value of life insurance              86             10.8%                86               8.6%
 Depositor service charges                       132             16.5%                89               9.0%
 Other operating income                          219             27.4%               194              19.5%
                                               _____            ______             _____             ______
                                               $ 799            100.0%             $ 994             100.0%
                                               =====            ======             =====             ======


         Non-interest income totaled $799,000 in the first quarter of 2006, a decrease of $195,000 or 20% from $994,000 in 2005. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan servicing income, and packaging fees and service charge income on deposit accounts. The decrease in non-interest income for the third quarter of 2006 was primarily a result of a decrease in gains recognized on SBA loan sales offset, in part, by an increase in SBA loan servicing income, depositor service charges, and other operating income.

           Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders;
(2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $225,000 in the quarter ended September 30, 2006 which represented a decrease of $296,000 or 57% compared to $521,000 the same period one year earlier. The decrease was attributed to lower volume of loans sold during the quarter. During the third quarter of 2006 the Company's SBA group funded $10.6 million in new loans and sold $8.1 million which compared to $22.6 million funded and $17.6 million sold in the same period one year earlier.

NON-INTEREST EXPENSE

         The components of other expense as a percentage of average assets are set forth in the following table for the three months ended September 30, 2006 and 2005.



                                                Three months ended September 30,
                                 ______________________________________________________________
 (dollars in thousands)                    2006                                2005
                                 _________________________           __________________________
                                 Amount             Percent          Amount              Percent
                                 _______            _______          _______             _______

 Salaries and benefits           $ 4,627              3.1%           $ 2,993               2.7%
 Occupancy                         $ 630              0.4%               418               0.4%
 Data processing                   $ 345              0.2%               254               0.2%
 Deposit services                  $ 315              0.2%               396               0.4%
 Furniture and equipment           $ 178              0.1%               144               0.1%
 Legal and professional            $ 172              0.1%               204               0.2%
 Other                             $ 799              0.5%               714               0.6%
                                 _______              ____           _______               ____
                                 $ 7,066              4.7%           $ 5,123               4.4%
                                 =======              ====           =======               ====

         Operating expenses were $7.1 million for the three months ended September 30, 2006, an increase of $2.0 or 39% from $5.1 million at September 30, 2005. As a percentage of average earning assets, other expenses for the three months ended September 30, 2006 and 2005 were 4.7% and 4.6%, respectively, on an annualized basis. In 2006, operating expenses were comprised primarily of salaries and benefits of $4.6 million, which compared to $3.0 million in 2005. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At September 30, 2006, the Company employed 132 FTE compared to 97 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $178,000 to recognize compensation related to stock option grants as a result of the implementation of

FAS No. 123R in 2006. Occupancy, data processing, and furniture and equipment expenses for the third quarter of 2006 increased $212,000, $91,000, and $34,000, respectively, or 51%, 36%, and 24%, respectively, compared to the same period one year earlier. The increase was primarily due to expansion of the business. The decrease in deposit services expense was due to a decline in real estate related title and escrow deposit accounts.

SUMMARY OF FINANCIAL RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 2005

The Company reported net income of $6.3 million ($1.00 basic and $0.92 diluted earnings per share) for the nine months ended September 30, 2006 as compared to $3.8 million ($0.62 basic and $0.57 diluted earnings per share) for the nine months ended September 30, 2005. The increase in net income resulted primarily from increases in net interest income offset, in part, by an increase in operating expenses.

The table below highlights the changes in the nature and sources of income and expense.


                                               Nine months ended
                                                 September 30,
                                           __________________________          Increase
(dollars in thousands)                       2006              2005           (Decrease)
                                           ________          ________          ________

Interest income                            $ 37,735          $ 23,702          $ 14,033
Interest expense                              9,845             4,574             5,271
                                           ________          ________          ________

Net interest income                          27,890            19,128             8,762
Provision for credit losses                     772             1,562              (790)
                                           ________          ________          ________

Net interest income after provision
  for credit losses                          27,118            17,566             9,552
                                           ________          ________          ________
Other income                                  2,960             2,914                46
Other expenses                               20,034            14,079             5,955
                                           ________          ________          ________
Income before income taxes                   10,044             6,401             3,643

Income taxes                                  3,786             2,560             1,226
                                           ________          ________          ________
Net income                                  $ 6,258           $ 3,841           $ 2,417
                                           ========          ========          ========




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

         Net interest income for the nine months ended September 30, 2006 was $27.9 million, which was comprised of $37.7 million in interest income and $9.8 million in interest expense. Net interest income for the nine months ended September 30, 2005 was $19.1 million, which was comprised of $23.7 million in interest income and $4.6 million in interest expense. Net interest income for the nine months ended September 30, 2006 represented an increase of $8.8 million or 46% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

         The net interest margin (net interest income divided by average earning assets) was 6.91% for the nine months ended September 30, 2006 compared to 6.26% for the same nine months in 2005. The improvement in net interest margin was the result of improved balance sheet leverage together with the impact of higher short-term market interest rates.

         The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the nine months ended September 30, 2006 and 2005.




                                                                  Nine months ended September 30,
                                            ___________________________________________________________________________
                                                           2006                                     2005
                                            __________________________________       __________________________________

                                                          Yields      Interest                     Yields      Interest
                                            Average         or         Income/       Average         or         Income/
                                            Balance        Rates       Expense       Balance        Rates       Expense
                                            ________       _____      ________       ________       _____      ________

ASSETS
Interest earning assets (2):
  Loans (1)                                 $453,891       10.2%      $ 34,696       $339,570        8.8%      $ 22,254
  Federal funds sold                          73,177        5.0%         2,723         49,178        3.0%         1,102
  Investment securities                       12,240        3.5%           316         19,923        2.3%           342
  Other                                            -                         -            183        2.9%             4
                                            ________       _____      ________       ________       _____      ________
Total interest earning assets                539,308        9.4%        37,735        408,854        7.8%        23,702
                                            ________       _____      ________       ________       _____      ________

Noninterest-earning assets:
  Cash and due from banks                     27,596                                   26,496
  All other assets (3)                        15,545                                   12,628
                                            ________                                 ________
      TOTAL                                 $582,449                                 $447,978
                                            ========                                 ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                    $ 3,595        0.9%          $ 23        $ 3,538        0.8%          $ 20
   Savings                                   245,230        3.3%         6,073        183,426        2.0%         2,798
   Time                                       95,708        4.1%         2,924         54,015        3.0%         1,194
Other                                         19,638        5.6%           825         13,833        5.4%           562
                                            ________       _____      ________       ________       _____      ________
Total interest bearing liabilities           364,171        3.6%         9,845        254,812        2.4%         4,574
                                            ________       _____      ________       ________       _____      ________

Noninterest-bearing liabilities:
   Demand deposits                           167,993                                  153,568
   Accrued expenses and
     other liabilities                         6,957                                    4,452
Shareholders' equity                          43,328                                   35,146
                                            ________                                 ________
    TOTAL                                   $582,449                                 $447,978
                                            ========                                 ========

                                                           _____      ________                      _____      ________
Net interest income and margin                              6.9%      $ 27,890                       6.3%      $ 19,128
                                                           =====      ========                      =====      ========


(1) Loan fee amortization of $3.1 million and $2.3 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3) Net of average allowance for credit losses of $6.3 million and $4.7 million, respectively.


The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2006 and 2005. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.


(dollars in thousands)                          Nine months ended September 30,
                                                         2006 vs. 2005
                                          ___________________________________________
                                                      Increase (decrease)
                                                       due to change in
                                          ___________________________________________
                                          Average           Average            Total
                                          Volume             Rate             Change
                                          _______           _______           _______

 Interest income:
   Loans                                  $ 8,739           $ 3,703          $ 12,442
   Federal funds sold                         893               728             1,621
   Investment securities                     (198)              172               (26)
     Other                                      -                (4)               (4)
                                          _______           _______           _______
      Total interest income                 9,434             4,599            14,033
                                          _______           _______           _______

 Interest expense:
   Demand                                       0                 3                 3
   Savings                                  1,531             1,744             3,275
   Time                                     1,274               456             1,730
   Other                                      244                19               263
                                          _______           _______           _______
       Total interest expense               3,049             2,222             5,271
                                          _______           _______           _______
 Change in net interest income            $ 6,385           $ 2,377           $ 8,762
                                          =======           =======           =======



INTEREST INCOME

         Interest income of $37.7 million in the nine months ended September 30, 2006 represented an increase of $14.0 million, or 59%, over $23.7 million in the same nine months one year earlier. The increase in interest income was primarily due to growth in earning assets, particularly growth in average loan balances. Average earning assets for the nine months ended September 30, 2006 were $539.3 million and represented growth of $130.4 million or 32% over $408.9 million for the same period in 2005.

         Average gross loans were $453.9 million for nine months ended September 30, 2006, an increase of $114.3 million or 34% over $339.6 million for the same period one year earlier. Average loans comprised 84.2% of average earning assets in the nine months ended September 30, 2006 compared to 83.1% in the first nine months of 2005. In addition, during the nine months ended September 30, 2006, the ratio of average gross loans to average deposits (another measure of leverage) increased to 88.6%, up from 86.1% in the comparable period of 2005.

         Interest income also benefited from increases in short-term interest rates. The average yield on average earning assets was 9.4% in the nine months ended September 30, 2006 which represented an increase over 7.8% in the same period one year earlier. The majority of the Company's earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate in the second half of 2005 and continuing into the first half of 2006. The Company's prime rate averaged 7.86% in the nine months ended September 30, 2006 up from 5.91% in the same period one year earlier.

         Other earning assets, consisting of investment securities and federal funds sold, averaged $85.4 million for the nine months ended September 30, 2006, an increase of $16.1 million or 23% from $69.3 million for the nine months ended September 30, 2005.


INTEREST EXPENSE

         Interest expense was $9.9 million for the nine months ended September 30, 2006, which represented an increase of $5.3 million or 115% over $4.6 million for the comparable period of 2005. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates paid on liabilities in 2006 compared to 2005. Average interest-bearing liabilities were $364.2 million for the nine months ended September 30, 2006, an increase of $109.4 million, or 43%, over $254.8 million for the same period one year earlier.

         Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $344.5 million for the nine months ended September 30, 2006, which represented 67% of total average deposits and was an increase of $103.5 million, or 43%, over $241.0 million representing 61% of total average deposits in the same period of 2005.

         Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $19.6 million in the nine months ended September 30, 2006 compared to $13.8 million for the same period one year earlier, which represented an increase of $5.8 million or 42%.

         The impact of increases in short-term market interest rates together with the factors noted above resulted in an increase in the average rate paid on interest-bearing liabilities to 3.6% in the nine months ended September 30, 2006 compared to 2.4% in the first nine months of 2005.

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

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $772,000 to the allowance for credit losses for the nine months ended September 30, 2006, as compared to $1.6 million for the same period in 2005. There were no loans charged off and $20,000 in recoveries during the nine months ended September 30, 2006 and $384,000 in loans charged-off and $5,000 in recoveries during the nine month period ended September 30, 2005. At September 30, 2006, the allowance for credit losses was $6.7 million, representing 1.4% of total loans, as compared to $5.3 million, representing 1.3% of total loans, at September 30, 2005.

The following schedule provides an analysis of the allowance for credit losses:

                                           Three months ended
(dollars in thousands)                        September 30,
                                        _________________________
                                         2006              2005
                                        _______           _______

Balance, beginning of period            $ 6,620           $ 4,886
Provision for credit losses                 100               800
Charge-offs                                   -              (359)
Recoveries                                    8                 2
                                        _______           _______
Balance, end of period                  $ 6,728           $ 5,329
                                        =======           =======

         The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were two non-accrual loan totaling $2.6 million at September 30, 2006 and one loan totaling $2.3 million at December 31, 2005. In addition, at September 30, 2006 and December 31, 2005, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

         See "Summary of Financial Results - Quarter ended September 30, 2006-Provision for Credit Losses" for a discussion of nonperforming assets.

NON-INTEREST INCOME

         The following table sets forth the components of other income and the percentage distribution of such income for the nine months ended September 30, 2006 and 2005.


                                                            Nine months ended September 30,
                                             ______________________________________________________________
 (dollars in thousands)                                 2006                                2005
                                             _________________________           __________________________
                                             Amount            Percent           Amount             Percent
                                             _______           _______           _______            _______

 Gain on sale of SBA loans                   $ 1,064             36.0%           $ 1,583              54.3%
 SBA loan servicing income                       392             13.2%               278               9.5%
 Depositor service charges                       370             12.5%               245               8.4%
 Increase in value of life insurance             263              8.9%               291              10.0%
 Other operating income                          871             29.4%               517              17.8%
                                             _______            ______           _______             ______
                                             $ 2,960            100.0%           $ 2,914             100.0%
                                             =======            ======           =======             ======

         Non-interest income totaled $3.0 million for the first nine months of 2006, an increase of $46,000 or 2% from $2.9 million in 2005. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan packaging fees, service charge income on deposit accounts and increase in value of Bank owned life insurance. The increase in non-interest income for the first nine months of 2006 was primarily a result of an increase in SBA loan servicing income, increased depositor service charges, and an increase in other operating income, partially offset by a decrease in gains recognized on SBA loan sales.

           Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders;
(2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $1.1 million in the nine months ended September 30, 2006 which represented a decrease of $519,000 or 33% compared to $1.6 million the same period one year earlier. The decrease was attributed to a lower volume of loans sold during the current year. During the first nine months of 2006 the Company's SBA group funded $39.7 million in new loans and sold $35.4 million which compared to $53.7 million in new loans and $47.7 million sold in the same period one year earlier.


NON-INTEREST EXPENSE

         The components of other expense as a percentage of average assets are set forth in the following table for the nine months ended September 30, 2006 and 2005.


                                                Nine months ended September 30,
                                _______________________________________________________________
 (dollars in thousands)                     2006                                 2005
                                ___________________________         ____________________________
                                 Amount             Percent          Amount              Percent
                                ________            _______         ________             _______

 Salaries and benefits          $ 12,706              3.1%           $ 8,325               2.7%
 Occupancy                         1,601              0.4%             1,222               0.4%
 Deposit services                  1,189              0.3%               983               0.3%
 Data processing                   1,062              0.3%               758               0.2%
 Legal and professional              566              0.1%               541               0.2%
 Furniture and equipment             521              0.1%               432               0.1%
 Other                             2,389              0.6%             1,818               0.6%
                                ________             _____          ________              _____
                                $ 20,034              5.0%          $ 14,079               4.6%
                                ========             =====          ========              =====


         Operating expenses were $20.0 million for the nine months ended September 30, 2006, an increase of $5.9 million or 42% from $14.1 million at September 30, 2005. As a percentage of average earning assets, other expenses for the nine months ended September 30, 2006 and 2005 were 5.0% and 4.6%, respectively, on an annualized basis. In 2006, operating expenses were comprised primarily of salaries and benefits of $12.7 million, which compared to $8.3 million in 2005, occupancy expense of $1.6 million, which compared to $1.2 million in 2005, and deposit services expense of $1.2 million which compared to $983,000 in 2005. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At September 30, 2006, the Company employed 132 FTE compared to 97 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $500,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in 2006. The increase in occupancy expense is primarily due to expense related to expansion at the facility located at 55 Almaden Blvd, San Jose, California and the new facility in Pleasanton at 6601 Koll Center Parkway, Suite 132, Pleasanton, California.

BALANCE SHEET

         Total assets of Bridge Bank at September 30, 2006 were $655.7 million, an increase of $119.2 million, or 22%, as compared to $536.5 million at December 31, 2005. Growth in total assets was principally due to an increase in deposit balances.

         The following table shows the Company's loans by type and their percentage distribution for the periods ended September 30, 2006 and December 31, 2005.

(dollars in thousands)                September 30,      December 31,
                                          2006               2005
                                      _____________      ____________

Commercial                              $ 185,789          $ 182,396
SBA                                        51,894             46,867
Real estate construction                   99,427             84,792
Real estate other                         105,395             83,748
Factoring and Asset based                  36,658             38,184
Other                                       6,469              4,011
                                        _________          _________
Total gross loans                         485,632            439,998
Unearned fee income                        (1,601)            (1,395)
     Total gross loans                    484,031            438,603
                                        _________          _________
Less allowance for credit losses           (6,728)            (5,936)
                                        _________          _________
     Total loans, net                   $ 477,303          $ 432,667
                                        =========          =========

Commercial                                  38.3%              41.5%
SBA                                         10.7%              10.7%
Real estate construction                    20.5%              19.2%
Real estate term                            21.7%              19.0%
Factoring and Asset based                    7.5%               8.7%
Other                                        1.3%               0.9%
                                        _________          _________
     Total gross loans                     100.0%             100.0%
                                        =========          =========


         Net loan balances increased to $477.3 million at September 30, 2006, which represented an increase of $44.6 million, or 10%, as compared to $432.7 million at December 31, 2005. The increase in loans was primarily in real estate construction and real estate other (including home equity lines) without a concentration in any one specific category of loans, although overall real estate secured loans comprise over 42% of loan balances at September 30, 2006. The increase was a result of general marketing efforts.

         The Company's commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region. Commercial loans were $185.8 million at September 30, 2006, which represented a increase of $3.4 million, or 2%, over $182.4 million at December 31, 2005. At September 30, 2006, commercial loans comprised 38% of total loans outstanding compared to 42% at December 31, 2005.

         In March of 2002, the Company established an SBA lending group in Santa Clara County with a loan production office in Sacramento County. In October 2004, the Company established a loan production office in San Diego County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company's position. At September 30, 2006, SBA loans comprised $51.9 million, or 11%, of total loans, an increase of $5.0 million, or 11%, from $46.9 million at December 31, 2005. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At September 30, 2006 and December 31, 2005, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

         The Company's construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $14.6 million, or 17%, to $99.4 million at September 30, 2006 over $84.8 million at December 31, 2005. Construction loan balances at September 30, 2006 and December 31, 2005 comprised 21% and 19%, respectively, of total loans.

         Other real estate loans increased $21.7 million or 26% to $105.4 million at September 30, 2006 over $83.7 million at December 31, 2005. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 22% of total loans at September 30, 2006 compared to 19% at December 31, 2005.

         Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Bank receives client specific payment for client invoices. Under the factoring program, the Bank purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Bank purchases the receivables subject to recourse from the Bank's factoring client. The asset-based lending program requires a security interest in all of a client's accounts receivable. At September 30, 2006, factoring/asset- based loans totaled $36.7 million or 8.0% of total loans, a slight decrease as compared to $38.2 million or 8.7% of total loans at December 31, 2005.

         Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At September 30, 2006, other loans totaled $6.5 million as compared to $4.0 million at December 31, 2005.

         Average total assets of the Company for the three months ended September 30, 2006 were $636.3 million. Average earning assets reached $594.8 million, representing 94% of total assets, in the three months ended September 30, 2006 with an average yield of 9.6%. The increase in yield reflects the increase in the volume and yield of average earning assets. At September 30, 2006, average loans were $473.3 million, representing 80% of average earning assets and 84% of average deposits as compared to $378.4 million at September 30, 2005 representing 86% of average earning assets and 88% of average deposits.

         Deposits represent Bridge Bank's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank's market area. The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of September 30, 2006 and December 31, 2005.


(dollars in thousands)                September 30, 2006                   December 31, 2005
                                  __________________________          ___________________________
                                   Amount            Percent           Amount             Percent
                                  ________           _______          ________            _______

Noninterest-bearing  demand       $164,483            28.08%          $185,557             39.64%
Interest-bearing demand              4,005             0.68%             2,866              0.61%
Money market and savings           294,698            50.31%           210,011             44.86%
Certificates of deposit:
     Less than $100                 26,676             4.55%            19,228              4.11%
     $100 and more                  95,962            16.38%            50,496             10.79%
                                  ________           _______          ________            _______
     Total deposits               $585,824           100.00%          $468,158            100.00%
                                  ========           =======          ========            =======

         Deposits increased $117.6 million or 25% from $468.2 million at December 31, 2005 to $585.8 million at September 30, 2006. The increase in deposits was primarily in money market and institutional certificates of deposit. The increase was a result of marketing efforts to attract such deposits in order to meet the Bank's liquidity needs and to accommodate projected loan funding. Deposit totals at September 30, 2006 included $28.0 million, or 5%, in title and escrow company account balances compared to $78.7 million, or 20%, at December 31, 2005. Excluding title and escrow company account balances, deposits increased $168.4 million or 43% compared to December 31, 2005.

         At September 30, 2006, the total number of deposit accounts reached 4,671 with an average balance per account (excluding title and escrow) of approximately $204,000.

         Average deposits for the three months ended September 30, 2006 were $566.1 million comprised of average interest-bearing deposits of $409.1 million and average non-interest bearing demand deposits of $157.0 million. The average rate paid on interest-bearing deposits was 4.0% and the Company's overall net interest margin was 6.7%.

LEVERAGE

         Total gross loan balances at September 30, 2006 were $485.6 million. The resulting loan to deposit ratio was 82.9%. Other earning assets at September 30, 2006 were primarily comprised of Fed Funds sold of $116.2 million. To date, the Company has deployed earning assets primarily in Fed Funds to address the potential volatility of the title company deposit balances and to accommodate projected loan funding.


CAPITAL RESOURCES

         The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks. Additional capital requirements may be imposed on banks based on market risk. The FDIC requires a leverage ratio of 8% for new banks during the first three years of operation.

         After the first three years of operations, the Comptroller requires a minimum leverage ratio of 3% for national banks that have received the highest composite regulatory rating (a regulatory measurement of capital, assets, management, earnings and liquidity) and that are not anticipating or experiencing any significant growth. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum.

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

         The Company's Tier 1 capital at September 30, 2006 was $62.6 million, which was comprised of $34.8 million of capital stock and surplus, $12.1 million in retained earnings and trust preferred securities up to the allowable limit of $15.6 million.

         The following table shows the Company's capital ratios at September 30, 2006 and December 31, 2005 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.


                                              As of September 30,                  As of December 31,
(dollars in thousands)                                 2006                                2005
                                           __________________________          ___________________________
                                            Amount             Ratio            Amount              Ratio
                                           ________            ______          ________             ______

Company Capital Ratios
Tier 1 Capital                             $ 62,559            11.03%          $ 51,593             10.38%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement         $ 22,683             4.00%          $ 19,879              4.00%

Total Capital                              $ 70,647            12.46%          $ 57,529             11.58%
(to Risk Weighted Assets)
Total capital minimum requirement          $ 45,365             8.00%          $ 39,758              8.00%

Company Leverage
Tier 1 Capital                             $ 62,559            10.75%          $ 51,593             11.07%
(to Average Assets)
Tier 1 capital minimum requirement         $ 23,272             4.00%          $ 18,638              4.00%


Bank Capital Ratios
Tier 1 Capital                             $ 61,187            10.80%          $ 49,748             10.49%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement         $ 22,661             4.00%          $ 18,970              4.00%

Total Capital                              $ 67,915            11.99%          $ 28,455              6.00%
(to Risk Weighted Assets)
Total capital minimum requirement          $ 45,323             8.00%          $ 55,684             11.74%

Bank Leverage
Tier 1 Capital                             $ 61,187            10.51%          $ 37,939              8.00%
(to Average Assets)
Tier 1 capital minimum requirement         $ 23,278             4.00%            47,424             10.00%



The Company and the Bank were considered well capitalized at September 30, 2006.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY/INTEREST RATE SENSITIVITY

         The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At September 30, 2006 and December 31, 2005, liquid assets as a percentage of deposits were 26.3% and 17.5%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $27 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs and additionally has approximately $111.0 million in borrowing capacity at the Federal Home Loan Bank of San Francisco. The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

         The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company's earning assets and interest-bearing liabilities at September 30, 2006, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.



(dollars in thousands)                                             As of September 30, 2006
                                       _______________________________________________________________________________
                                                     After three    After six     After one
                                        Within       months but    months but     year but        After
                                        three        within six    within one      within          five
                                        months         months         year       five years       years         Total
                                       _________      ________      ________      ________      ________      ________

Federal funds sold                     $ 116,165           $ -           $ -           $ -           $ -     $ 116,165
U.S. Treasury securities                     200             -             -             -             -           200
Agency securities                          1,991         1,980         8,884         5,916             -        18,771
Loans                                    402,976        30,951         2,312        35,570        13,823       485,632
                                       _________      ________      ________      ________      ________      ________
Total earning assets                     521,332        32,931        11,196        41,486        13,823       620,768
                                       _________      ________      ________      ________      ________      ________

Interest checking, money
  market and savings                     298,703             -             -             -             -       298,703
Certificates of deposit:
  Less than $100,000                       4,389         4,004         8,467         9,068             -        25,928
  $100,000 or more                        44,887        10,746        16,533         8,945             -        81,111
                                       _________      ________      ________      ________      ________      ________
Total interest-bearing liabilities       347,979        14,750        25,000        18,013             0       405,742
                                       _________      ________      ________      ________      ________      ________

Interest rate gap                       $173,353       $18,181      ($13,804)      $23,473       $13,823      $215,026
                                       =========      ========      ========      ========      ========      ========
Cumulative interest rate gap            $173,353      $191,534      $177,730      $201,203      $215,026
                                       =========      ========      ========      ========      ========

Interest rate gap ratio                     0.33          0.55         (1.23)         0.57          1.00
                                       =========      ========      ========      ========      ========
Cumulative interest rate
     gap ratio                              0.33          0.35          0.31          0.33          0.35
                                       =========      ========      ========      ========      ========


         Based on the contractual terms of its assets and liabilities, the Company's balance sheet as September 30, 2006 was asset sensitive in terms of its short-term exposure to interest rates. That is, at September 30, 2006 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum "floor" rate.

The following table shows maturity and interest rate sensitivity of the loan portfolio at September 30, 2006 and December 31, 2005. At September 30, 2006, approximately 85% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.


                                               As of September 30, 2006
                               ________________________________________________________
(dollars in thousands)                                      Due after one
                                              Due one year   year through      Due after
                                Amount          or less       five years      five years
                               _________        ________       ________         _______

Commercial and other           $ 185,789         $94,885        $80,738         $10,166
SBA                               51,894          12,966            194          38,734
Real estate construction          99,427          97,948          1,479               -
Real estate-other                105,395          40,436         26,404          38,555
Factoring/ABL                     36,658          34,043          2,615               -
Other                              6,469           4,664          1,805               -
                               _________        ________       ________         _______
     Total loans               $ 485,632        $284,942       $113,235         $87,455
                               =========        ========       ========         =======


                                              As of December 31, 2005
                               ________________________________________________________
                                                            Due after one
                                              Due one year   year through      Due after
                                Amount          or less       five years      five years
                               _________        ________       ________         _______
Commercial and other            $182,396         $99,900        $76,216          $6,280
SBA                               46,867           5,976            135          40,756
Real estate construction          84,792          80,609          4,183               -
Real estate-other                 83,748          28,215          6,627          48,906
Factoring/ABL                     38,184          37,134          1,050               -
Other                              4,011           3,755            256               -
                               _________        ________       ________         _______
     Total loans                $439,998        $255,589        $88,467         $95,942
                               =========        ========       ========         =======


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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of September 30, 2006 those guarantees include the following:

         Standby Letters of Credit in the amount of $10.9 million

The  table  below  summarizes  the  Company's   off-balance   sheet  contractual
obligations:


(dollars in thousands)                                           As of September 30, 2006
                                     ________________________________________________________________________________
                                                                  Payments due by period
                                     ________________________________________________________________________________
                                                       Less than           1 - 3             3 - 5           More than
                                      Total             1 year             years             years            5 years
                                     ________           _______           _______           _______           _______

Long-term contracts                   $ 2,479             $ 935             $ 713             $ 831               $ -

Operating leases                       10,507               793             1,695             2,533             5,486
                                     ________           _______           _______           _______           _______
Total                                $ 12,986           $ 1,728           $ 2,408           $ 3,364           $ 5,486
                                     ========           =======           =======           =======           =======


ITEM 4 - CONTROLS AND PROCEDURES


DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, the Company's management evaluated the effectiveness, as of September 30, 2006, of the Company's disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.


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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS


         The Company is not a defendant in any pending material legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.


ITEM 1A - RISK FACTORS


CHANGES IN ACCOUNTING RULES COULD AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant effect on the Company's results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS No. 123R, which the Company adopted on January 1, 2006. In the third quarter of 2006, stock-based compensation expense reduced basic earnings per common share by approximately $0.02 ($0.05 for the nine month period ended September 30, 2006). Although the effect from the adoption of SFAS No. 123R is expected to continue to have an immaterial impact on the Company's results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


         Not applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES


         Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Not applicable


ITEM 5 - OTHER INFORMATION


         None


ITEM 6 - EXHIBITS


         (A) EXHIBITS


         See Index to Exhibits at page 38 of this Quarterly Report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 BRIDGE CAPITAL HOLDINGS




Dated: November 2, 2006                     By:  /s/ DANIEL P. MYERS
                                                 _______________________________
                                                 Daniel P. Myers
                                                 President and Chief Executive
                                                 Officer
                                                 (Principal Executive Officer)



Dated: November 2, 2006                     By:    /s/ THOMAS A. SA
                                                  ______________________________
                                                 Thomas A. Sa
                                                 Executive Vice President
                                                 Chief Administrative Officer
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT


(10.10) Lease for banking office located at 6601 Koll Center Parkway, Pleasanton, California

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