Form 10-K
period 2006-12-31
Bridge Capital Holdings
filed 2007-03-02
CIK 1304740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the fiscal year ended DECEMBER 31, 2006 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from __________________to


                                    000-50974
                            ________________________
                            (Commission File Number)


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


                    55 ALMADEN BOULEVARD, SAN JOSE, CA 95113
               __________________________________________________
               (Address of principal executive offices, Zip Code)


       Registrant's telephone number, including area code: (408) 423-8500


Securities registered pursuant to Section 12 (b) of the Act:

                                                           NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                      ON WHICH REGISTERED
__________________________                                 _____________________
Common Stock, no par value                                 Nasdaq Capital Market

 Securities registered pursuant to Section 12 (g) of the Act:

                               TITLE OF EACH CLASS
                               ___________________
                                      None


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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of Bridge Capital Holdings was $95,314,418 as of June 30, 2006.

     As of March 1, 2007, Bridge Capital Holdings had 6,368,224, shares of common stock outstanding.

     Documents incorporated by reference: The Company's Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

FORWARD-LOOKING STATEMENTS

IN ADDITION TO THE HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND WHICH ARE SUBJECT TO THE "SAFE HARBOR" CREATED BY THOSE SECTIONS. THE READER OF THIS ANNUAL REPORT SHOULD UNDERSTAND THAT ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT COULD AFFECT THEIR OUTCOME. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGINS; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT;
(5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; (6) COSTS AND EXPENSES OF COMPLYING WITH THE INTERNAL CONTROL PROVISIONS OF THE SARBANES-OXLEY ACT AND OUR DEGREE OF SUCCESS IN ACHIEVING COMPLIANCE; (7) CHANGES IN SECURITIES MARKETS;
(8) FUTURE CREDIT LOSS EXPERIENCE; (9) CIVIL DISTURBANCES OR TERRORIST THREATS OR ACTS, OR APPREHENSION ABOUT POSSIBLE FUTURE OCCURANCES OF ACTS OF THIS TYPE;
(10) THE INVOLVEMENT OF THE UNITED STATES IN WAR OR OTHER HOSTILITIES; AND (11) THE MATTERS DISCUSSED IN THIS REPORT UNDER "ITEM 1A - RISK FACTORS" AND "ITEM 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CRITICAL ACCOUNTING POLICIES. THEREFORE, THE INFORMATION IN THIS ANNUAL REPORT SHOULD BE CAREFULLY CONSIDERED AGAINST THESE UNCERTAINTIES AND RISKS WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY.

FORWARD-LOOKING STATEMENTS ARE GENERALLY IDENTIFIABLE BY THE USE OF TERMS SUCH AS "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE," "PROJECT," "ASSUME," "PLAN," "PREDICT," "FORECAST," "IN MANAGEMENT'S OPINION," "MANAGEMENT CONSIDERS" OR SIMILAR EXPRESSIONS. WHEREVER SUCH PHRASES ARE USED, SUCH STATEMENTS ARE AS OF AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND/OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE SAME RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD-LOOKING STATEMENTS.

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

On October 1, 2004,  Bridge Bank,  National  Association (the "Bank")  announced completion of a bank holding company structure which was approved by shareholders at the Bank's annual shareholders' meeting held on May 20, 2004. The bank holding company, formed as a California corporation, is named Bridge Capital Holdings (the "Company"). Information in this report dated prior to September 30, 2004 is for Bridge Bank, National Association.

Bridge Capital Holdings was formed for the purpose of serving as the holding company for Bridge Bank, National Association and is supervised by the Board of Governors of the Federal Reserve System. Effective October 1, 2004, Bridge Capital Holdings acquired 100% of the voting shares of Bridge Bank, National Association. As a result of the transaction, the former shareholders of Bridge Bank, National Association received one share of common stock of Bridge Capital Holdings for every one share of common stock of Bridge Bank, National Association owned.

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


The Bank provides the local business and professional community with banking services tailored to the unique needs of the Silicon Valley. The Bank does not offer trust services, but it will attempt to make such services available to the Bank's customers through correspondent institutions. The deposits of the Bank are insured by the FDIC, up to applicable limits, and the Bank is a member of the Federal Reserve System.

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

At December 31, 2006, the Company had total assets of approximately $722.0 million, total gross loans of $540.8 million and total deposits of $645.0 million. At December 31, 2006, the Company had 134 full-time equivalent employees.

DEPOSITS

The Bank offers a wide range of deposit accounts designed to attract small and medium size commercial businesses as well as business professionals and retail customers, including a complete line of checking and savings products, such as passbook savings, "Money Market Deposit" accounts which require minimum balances and frequency of withdrawal limitations, NOW accounts, and bundled accounts. Other accounts offered by the Bank include term certificates of deposit.

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


LENDING ACTIVITIES

The Bank engages in a full range of lending products designed to meet the specialized needs of its customers, including commercial lines of credit and term loans, constructions loans, equipment loans, and mortgage loans. Additionally, the Bank extends accounts receivable, factoring and inventory financing to qualified customers. Loans are also offered through the Small Business Administration guarantee 7(a) and 504 loan programs (described below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--FINANCIAL CONDITION AND EARNING ASSETS--Loan Portfolio").

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

For additional information concerning the Bank, see Selected Financial Data under Item 6 on page 25.


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

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit. As of December 31, 2006, the Bank's unsecured legal lending limit to a single borrower and such borrower's related parties was $10.7 million based on regulatory capital of $71.5 million. However, for risk management purposes, the Bank has established internal policies, which at present provide lending limits that are less than the Bank's legal lending limit.

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



SUPERVISION AND REGULATION



BANK HOLDING COMPANY ACT

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). As a bank holding company, Bridge Capital Holdings is subject to examination by the Federal Reserve Board ("FRB"). Pursuant to the BHCA, the Company is also subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries. The Company may, of course, manage or control banks. Generally, however, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in non-banking activities, unless the FRB finds such activities to be "so closely related to banking" as to be deemed "a proper incident thereto" within the meaning of the BHCA. As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for "well managed" companies, prior written notice to) the FRB.

The BHCA includes minimum capital requirements for bank holding companies. See the section titled "Regulation and Supervision - Regulatory Capital Requirements". Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.


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



REGULATION OF THE BANK


The Bank is regulated and supervised by the Comptroller of the Currency and is subject to periodic examination by the Comptroller. Deposits of the Bank's customers are insured by the FDIC up to the maximum limit of $100,000, and, as an insured bank, the Bank is subject to certain regulations of the FDIC. As a national bank, the Bank is a member of the Federal Reserve System and is also subject to the regulations of the FRB.


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


Statutes, regulations and policies affecting the banking industry are frequently under review by Congress and by the federal bank regulatory agencies that are charged with supervisory and examination authority over banking institutions. Changes in the banking and financial services industry are likely to occur in the future. Some of the changes may create opportunities for the Bank to compete in financial markets with less regulation. However, these changes also may create new competitors in geographic and product markets which have historically been limited by law to insured depository institutions such as the Bank. Changes in the statutes, regulations, or policies that affect the Bank cannot necessarily be predicted and may have a material effect on the Bank's business and earnings. In addition, the regulatory agencies which have jurisdiction over the Bank have broad discretion in exercising their supervisory powers.


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


A.       Effect of State Law


The laws of the State of California affect the Bank's business and operations. For example, under 12 U.S.C. 36, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, state laws regarding community reinvestment, consumer protection, fair lending and establishment of intrastate branches may affect the operations of national banks in states other than their home states. On a similar basis, 12 U.S.C. 85 provides that state law, in most circumstances, determines the maximum rate of interest which a national bank may charge on a loan. As California law exempts all state-chartered and national banks from the application of its usury laws, national banks are also provided such an exemption by 12 U.S.C. 85.

B.       Interstate Banking


The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. In general, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, when the Interstate Banking Act was enacted states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying to all out-of-state banks prohibiting such mergers).

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

Among  other  things,   the   Interstate   Banking  Act  amended  the  Community
Reinvestment Act to require that in the event a bank has interstate branches, the appropriate federal banking regulatory agency must prepare for that institution a written evaluation of (i) the bank's record of CRA performance and
(ii) the bank's CRA performance in each applicable state. Interstate branches are now prohibited from being used as deposit production offices. Also, a foreign (other state) bank is permitted to establish branches in any state other than its home state to the same extent that a bank chartered by the foreign (other state) bank's home state may establish such branches.

In California, the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Weggeland Act") implemented important provisions of the Interstate Banking Act discussed above and repealed California's previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

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

The Interstate Banking Act and Caldera Weggeland Act are expected to continue to increase competition in the environment in which the Bank operates to the extent that out-of-state financial institutions may directly or indirectly enter the Bank's market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry in that a number of the largest bank holding companies have expanded into different parts of the country that were previously restricted. While some large out-of-state banks have entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the competitive environment in which it operates.



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



D. Regulation W


The FRB has adopted Regulation W to comprehensively implement sections 23A and 23B of the Federal Reserve Act.


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

Historically, a subsidiary of a bank was not considered an affiliate for purposes of Sections 23A and 23B, since their activities were limited to activities permissible for the bank itself. However, the Gramm-Leach-Bliley Act authorized "financial subsidiaries" that may engage in activities not permissible for a bank. These financial subsidiaries are now considered affiliates. Certain transactions between a financial subsidiary and another affiliate of a bank are also covered by sections 23A and 23B and under Regulation W.


Regulation W provides certain exemptions, including:

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

F.       Capital Adequacy Requirements

The Bank is subject to the Comptroller 's capital guidelines and regulations governing capital adequacy for national banks. The Comptroller may impose additional capital requirements on banks based on market risk. The Comptroller requires a leverage ratio of 8.0% for new banks during the first three years of operation.


After the first three years of operations, the Comptroller requires a minimum leverage ratio of 3.0% for national banks that have received the highest composite regulatory rating (a regulatory measurement of capital, assets, management, earnings, liquidity and sensitivity to risk) and that are not anticipating or experiencing any significant growth. All other institutions will be required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.0% minimum.


The Comptroller's regulations also require national banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Comptroller to those assets. At least one-half of the qualifying capital must be in the form of Tier 1 capital/1/.


The risk-based capital ratio focuses principally on broad categories of credit risk, and may not take into account many other factors that can affect a bank's financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The Comptroller has addressed many of these areas in related rule-making proposals. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank's capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the bank's risk-based capital ratio. The Comptroller has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, are required to hold capital consistent with the level and nature of the risks to which they are exposed.


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


Finally, institutions with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. General market risk refers to changes in the market value of on-balance-sheet assets and off-balance-sheet items resulting from broad market movements. Specific market risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. The additional capital requirements apply to institutions with trading assets and liabilities equal to 10.0% or more of total assets or trading activity of $1.0 billion or more. The federal banking agencies may apply the market risk regulations on a case by case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.


During an examination the federal banking agencies evaluate an institution with respect to the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can affect a financial institution's earnings or capital. In addition, the agencies focus in the examination on an institution's ability to monitor and manage its market risk, and they provide management with a clearer and more focused indication of supervisory concerns in this area.


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


The federal banking agencies, including the OCC, have adopted regulations implementing a system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized," consisting of institutions with a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized," consisting of institutions with a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital of 4.0% or greater and a leverage ratio of 4.0% or greater and which do not meet the definition of a "well capitalized" institution; (3) "Undercapitalized," consisting of institutions with a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (4) "Significantly undercapitalized," consisting of institutions with a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (5) "Critically undercapitalized," consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

At December 31, 2006, the Bank is in compliance with the Comptroller's risk-based and leverage ratios. See Footnote 15 to the Bank's Financial Statements included under Item 8 of this Annual Report.

G.       Payment of Dividends


The ability of the Company to make dividend payments is subject to statutory and regulatory restrictions. FDIC policies generally preclude dividend payments during the first three years of operation, allow cash dividends to be paid only from net operating income, and do not permit dividends to be paid until an appropriate allowance for loans and lease losses has been established and overall capital is adequate. The FDIC requires that a depository institution maintain a leverage ratio of not less than 8.0% during the first three years of operation. See "SUPERVISION AND REGULATION - Capital Adequacy Requirements."

After the first three years of operations, the Board of Directors of a national bank may declare the payment of dividends depending upon the earnings, financial condition and cash needs of the bank and general business conditions. A national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad debts. A national bank is further prohibited from declaring a dividend on its shares of common stock until its surplus fund equals the amount of capital stock or until 10.0% of the bank's net profits of the preceding half year in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods in the case of an annual dividend, are transferred to the surplus fund. The approval of the Comptroller is required for the payment of dividends if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

Institutions, like the Bank, with $250.0 million or more in assets are required to compile and report data on their lending activities to measure the performance of their loan portfolio. Some of this data is already required under other laws, such as the Equal Credit Opportunity Act. Institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. A strategic plan must be submitted to the institution's regulator three months before its effective date and must be published for public comment.



I.       Audit Requirements


Depository institutions are required to have an annual examination of their financial records. Depository institutions with assets greater than $500.0 million are required to have annual, independent audits and to prepare all financial statements in compliance with generally accepted accounting principles. Depository institutions are also required to have an independent audit committee comprised entirely of outside directors, independent of the institution's management.

The Bank's accounting and reporting policies conform with generally accepted accounting principles and the practices prevalent in the banking industry.



J.       Insurance Premiums and Assessments


The FDIC has authority to impose a special assessment on members of the Deposit Insurance Fund (the "DIF") to insure that there will be sufficient assessment income for repayment of DIF obligations and for any other purpose which it deems necessary. The FDIC is authorized to set semi-annual assessment rates for DIF members at levels sufficient to maintain the DIF's reserve ratio to a designated level of 1.25% of insured deposits.

Under FDICIA, the FDIC has developed a risk-based assessment system, which provides that the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of three "supervisory subgroups": Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each DIF member institution an annual FDIC assessment rate on DIF insured deposits.

In December 2006, the FDIC issued amended rules intended to make the deposit insurance assessment system react more quickly and more accurately to changes in institutions' risk profiles, create a new system for risk-based assessments, and set assessment rates for the period beginning January 1, 2007. Among other things, the amendments provide that (i) deposit insurance assessments will be collected for one quarter at the end of the next quarter, (ii) an existing institution with $1.0 billion or more in assets and any institution that becomes insured on or after January 1, 2007 will have its assessment base determined using average daily balances, (iii) the float deduction previously used to determine the assessment base is eliminated, (iv) the nine assessment rate categories that were used previously were consolidated into four new categories, and (v) the designated reserve ratio is being maintained at 1.25%, subject to annual review. The amended rules also establish that effective January 1, 2007 the assessment rates will range from 5 to 7 basis points for Risk Category I institutions and will be 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions.



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




M.       Sarbanes-Oxley Act


The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of an accounting oversight board to enforce auditing, quality control and independence standards, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company's audit committee members. In addition, the audit partners assigned to the company must be rotated every five years. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate the certification requirement. In addition, under the Act legal counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

In addition, longer prison terms and increased penalties apply to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers is extended, and bonuses issued to top executives prior to restatement of a company's financial statements are subject to disgorgement if the restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by both management and the external auditors in the annual report to stockholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States and the rules and regulations of the SEC.

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



N. USA PATRIOT Act


Pursuant to USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

The USA PATRIOT Act, requires financial institutions to establish anti-money laundering programs and sets forth minimum standards for these programs, including:

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



O.       Money Laundering Control Act


The Money Laundering Control Act of 1986 provides sanctions for the failure to report high levels of cash deposits to non-bank financial institutions. Federal banking regulators possess the power to revoke the charter or appoint a conservator for any institution convicted of money laundering. Offending banks could lose their federal deposit insurance, and bank officers could face lifetime bans from working in financial institutions. The Community Development Act, which includes a number of provisions that amend the Bank Secrecy Act, allows the Secretary of the Treasury to exempt specified currency transactions from reporting requirements and permits the federal bank regulatory agencies to impose civil money penalties on banks for violations of the currency transaction reporting requirements.



P.       Gramm-Leach-Bliley Act


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

PRIVACY. Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Under the rules, financial institutions must provide:

o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

o    annual notices of their privacy policies to current customers; and

o a reasonable method for customers to "opt out" of disclosures to nonaffili-ated third parties.

SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION. Under Title V, federal banking regulators were required to adopt rules requiring financial institutions to implement a program to protect confidential customer information, and the federal banking agencies have adopted guidelines requiring financial institutions to establish an information security program. The federal bank regulatory agencies have established standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach Bliley Act (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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



Q.       Fair Credit Reporting


The Fair Credit Reporting Act (the "FCRA") was adopted to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.



R.       Consumer Laws and Regulations


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



S.       Exposure to and Management of Risk


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

The Community Development Act requires the federal bank regulatory agencies to prescribe standards prohibiting as an unsafe and unsound practice the payment of excessive compensation that could result in material financial loss to an institution, and to specify when compensation, fees or benefits become excessive. These guidelines characterize compensation as excessive if it is unreasonable or disproportionate to the services actually performed by the executive officer, employee, director or principal shareholder being compensated.

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



V.       Legislation and Proposed Changes


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




MARKET AND INTEREST RATE RISK



CHANGES IN INTEREST RATES COULD REDUCE INCOME AND CASH FLOW


The discussion in this report under "Item 7a Quantitative and Qualitative Disclosures About Market Risk" is incorporated by reference in this paragraph. The Company's income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. We cannot control or prevent changes in the level of interest rates. They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.


RISKS RELATED TO THE NATURE AND GEOGRAPHICAL LOCATION OF BRIDGE CAPITAL HOLDINGS' BUSINESS



BRIDGE CAPITAL HOLDINGS' INVESTS IN LOANS THAT CONTAIN INHERENT CREDIT RISKS THAT MAY CAUSE US TO INCUR LOSSES


The Company closely monitors the markets in which it conducts its lending operations and adjusts its strategy to control exposure to loans with higher credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. We can provide no assurance that the credit quality of our loans will not deteriorate in the future and that such deterioration will not adversely affect the Company.




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


SYSTEMS, ACCOUNTING AND INTERNAL CONTROL RISKS


THE ACCURACY OF THE COMPANY'S JUDGMENTS AND ESTIMATES ABOUT FINANCIAL AND ACCOUNTING MATTERS WILL IMPACT OPERATING RESULTS AND FINANCIAL CONDITION

The discussion under "Critical Accounting Policies and Estimates" in this report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company's operating results and financial condition.

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



ITEM 1B.  UNRESOLVED STAFF COMMENTS


None



ITEM 2.  PROPERTIES


At December 31, 2006, the Company's operations included facilities as follows:

The principal executive office and a full service banking office is located at 55 Almaden Boulevard, City of San Jose, County of Santa Clara, State of
California. The office consists of approximately 42,337 square feet on three floors of an eight-story office building. 24,767 square feet of the space was originally sublet from a prior tenant in a sublease which commenced December 26, 2003 and terminated December 31, 2006. The sublease provided for an initial base rent of $28,730 with annual escalations to $45,819 in the final year of the sublease. The Bank has entered into a direct lease with the landlord, which commenced immediately following the expiration of the sublease term on January 1, 2007 for 120 months ending on December 31, 2016. The direct lease provides for an initial twelve-month period of reduced rent followed by a base rent of $47,305 beginning on January 1, 2008 and increasing 3.0% on each anniversary date thereafter. The Bank has also entered into an additional direct lease with the landlord to occupy 17,570 square feet, which commenced November 1, 2006 and terminates on December 31, 2016. The direct lease provides for an initial twelve-month period with no rent followed by an initial base rent of $36,897 with annual escalations to $48,142 in the final year of the lease. The foregoing description is qualified by reference to the lease agreement dated November 1, 2006 attached as Exhibit 10.16 herein.

A non-banking administrative office is located at 2120 El Camino Real, in the City of Santa Clara, County of Santa Clara, State of California. The office is located in a freestanding, two-story building, consisting of 5,430 square feet, located at the intersection of El Camino Real and McCormick Drive. The premises include 42 parking spaces situated on a 35,719 square foot parcel. The premises are sublet from Washington Mutual Bank. The sublease provides for a base rent of $13,583 per month from the commencement date until the first anniversary of the sublease. On each anniversary date of the commencement of the sublease, the base rent will be increased by 4.0% of the amount of the basic rent during the prior year. The Bank is also responsible for real estate taxes and insurance costs. The sublease is for a period of ten (10) years, terminating on September 30, 2010. There is no option to extend the sublease beyond that date. Current lease payments are $17,186 per month through the anniversary of the commencement date. The foregoing description of the office is qualified by reference to the lease agreement dated August 31, 2000 exhibit 10.4 to this Report.

An additional full service banking office is located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California. The office consists of approximately 2,975 square feet consisting of Suites 101 and 103 on the first floor of the building known as the Palo Alto Office Center. The lease is for a term of 60 months commencing on December 1, 2001 and ending on November 30, 2006. The Bank has continued this lease on a month to month basis since the lease expired. The Lease provided for a base rent of $12,198 through the first anniversary of the lease date. Effective with the first anniversary date the lease payments will be adjusted by a factor that is tied to the Consumer Price Index. Current lease payments are $16,651 per month. The foregoing description is qualified by reference to the lease agreement dated October 15, 2001 attached as exhibit 10.12 to this Report.

In addition, the Bank operates loan production offices in Redwood City, San Ramon and Fresno, California as well as Dallas, Texas and Reston, Virginia.



ITEM 3.  LEGAL PROCEEDINGS


The Company is not a defendant in any pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5.0% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


The Company's Common Stock trades on the Nasdaq Capital Market under the symbol "BBNK". The following table summarizes those trades of which the Company has knowledge, setting forth the high and low sales prices for the periods indicated.

                                             Sales Price of
                                            Common Stock /1/
                                           _____________________
                                            Low           High
                                           ______        _______

                 Three Months Ended
                 __________________

                 March 31, 2005            $ 14.14       $ 16.12
                 June 30, 2005             $ 14.35       $ 15.95
                 September 30, 2005        $ 15.75       $ 19.76
                 December 31, 2005         $ 16.25       $ 19.34

                 March 31, 2006            $ 17.40       $ 19.97
                 June 30, 2006             $ 19.00       $ 20.49
                 September 30, 2006        $ 19.15       $ 22.70
                 December 31, 2006         $ 20.10       $ 22.98


/1/ Prices represent the actual trading history on the Nasdaq Capital Market. Additionally, since trading in the Company's common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company had 315 shareholders of record as of December 31, 2006.

The Company's shareholders are entitled to receive dividends, when and as declared by its Board of Directors, out of funds legally available, subject to statutory and regulatory restrictions. See "SUPERVISION AND REGULATION - Payment of Dividends".

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

The following chart reflects the total return performance of the Company's common stock for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, including the performance of shares of common stock of the Bank prior to the formation of the Company as holding company for the Bank on October 1, 2004.

             [TOTAL RETURN PERFORMANCE GRAPH APPEARS HERE]




                                                           Period Ended
                            _________________________________________________________________________
Index                       12/31/01     12/31/02     12/31/03     12/31/04     12/31/05     12/31/06
_______________________     ________     ________     ________     ________     ________     ________

Bridge Capital Holdings      100.00        72.94       152.82       188.00       217.65       240.47
NASDAQ Composite             100.00        68.76       103.67       113.16       115.57       127.58
SNL Western Bank Index       100.00       109.41       148.21       168.43       175.36       197.86


ITEM 6.  SELECTED FINANCIAL DATA


The following table presents certain consolidated financial information concerning the business of the Company. This information should be read in conjunction with the Financial Statements and the notes thereto, and
Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.




(dollars in thousands, except per share data)                           As of and for the years ended
                                                                                December 31,
                                                        ____________________________________________________________
                                                          2006         2005         2004         2003         2002
                                                        ____________________________________________________________

STATEMENT OF OPERATIONS DATA:
Interest income                                         $ 52,962     $ 34,118     $ 19,457     $ 12,133     $  7,002
Interest expense                                          14,271        6,615        2,896        2,235        1,192
                                                        ____________________________________________________________
Net interest income                                       38,691       27,503       16,561        9,898        5,810
Provision for credit losses                               (1,372)      (2,162)      (1,671)        (843)      (1,424)
Net interest income after provision
  for credit losses                                       37,319       25,341       14,890        9,055        4,386
                                                        ____________________________________________________________
Other income                                               3,837        4,197        3,855        2,664        1,460
Other expenses                                           (27,279)     (19,981)     (13,596)     (10,214)      (8,530)
                                                        ____________________________________________________________
Income before income taxes                                13,877        9,557        5,149        1,505       (2,684)
Income taxes                                              (5,243)      (3,832)      (2,112)       1,868           (1)
                                                        ____________________________________________________________
Net income (loss)                                       $  8,634     $  5,725     $  3,037     $  3,373     $ (2,685)
                                                        ============================================================

PER SHARE DATA:
Basic income (loss) per share                           $   1.38     $   0.93     $   0.50     $   0.56     $  (0.53)
Diluted income (loss) per share                             1.27         0.85         0.46         0.53        (0.53)
Shareholders' equity per share                              7.77         6.36         5.43         4.95         4.39
Cash dividend per common share                                 -            -            -            -

BALANCE SHEET DATA:
Balance sheet totals:
  Assets                                                $721,979     $536,520     $402,037     $278,579     $181,188
  Loans, net                                             531,956      432,667      289,467      191,053      126,345
  Deposits                                               644,987      468,158      352,456      246,394      153,359
  Shareholders' equity                                    49,094       39,714       33,122       29,954       26,564

Average balance sheet amounts:
  Assets                                                $606,506     $465,944     $341,466     $222,454     $133,830
  Loans, net                                             458,648      348,592      240,465      156,587       86,892
  Deposits                                               535,472      411,678      307,471      193,765      111,607
  Shareholders' equity                                    44,646       36,017       30,768       27,075       21,126

SELECTED RATIOS:
Return on average equity                                   19.34%       15.90%        9.87%       12.46%      -12.71%
Return on average assets                                    1.42%        1.23%        0.89%        1.52%       -2.01%
Efficiency ratio                                           64.14%       63.03%       66.59%       81.31%      117.33%
Risk based capital ratio                                   11.74%       11.58%       13.77%       14.68%       20.39%
Net chargeoffs (recoveries) to average gross loans          0.00%        0.06%        0.08%       -0.50%        0.20%
Allowance for loan losses to total gross loans              1.36%        1.35%        1.41%        1.38%        1.37%
Average equity to average assets                            7.36%        7.73%        9.01%       12.17%       15.79%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Please see "Forward-Looking Statements" on page 2. Therefore, the information set forth therein should be carefully considered when evaluating business prospects of the Company.


CRITICAL ACCOUNTING POLICIES


Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements. Our most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.


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

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.


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



DEFERRED TAX ASSETS


Our deferred tax assets are explained in Note 8 to the Consolidated Financial Statements. The Company has sufficient taxable income from current and prior periods to support our position that the benefit of our deferred tax assets will be realized. As such, we have provided no valuation allowance against our deferred tax assets.

OPERATING RESULTS


For the year ended December 31, 2006, the Company reported net income of $8.6 million or $1.38 basic and $1.27 diluted earnings per share, compared with net income of $5.7 million or $0.93 basic and $0.85 diluted earnings per share for the year ended December 31, 2005 and $3.0 million or $0.50 basic and $0.46 diluted earnings per share for the year ended December 31, 2004. The improvement in net income for 2006 resulted primarily from an increase of $11.2 million in net interest income and by a decrease of $800,000 in provision for credit losses, offset, in part, by an increase of $7.3 million in other expense. See the specific sections below for details regarding these changes.

Net income for 2005 represented an increase of $2.7 million compared to 2004 primarily due to an increase of $10.9 million in net interest income, offset, in part, by an increase of $0.5 million in provision for credit losses and $6.4 million in other expense.



NET INTEREST INCOME AND MARGIN


Net interest income is the principal source of the Company's operating earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities. The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the three years ended December 31, 2006, 2005 and 2004.



(dollars in thousands)                                             Year Ended December 31,
                                  _________________________________________________________________________________________
                                              2006                           2005                          2004
                                  ____________________________   ____________________________   ___________________________
                                            INTEREST                       INTEREST                       INTEREST
                                   AVERAGE    INCOME/ YIELDS/     AVERAGE    INCOME/ YIELDS/     AVERAGE    INCOME/ YIELDS/
                                   BALANCE    EXPENSE   RATES     BALANCE    EXPENSE   RATES     BALANCE    EXPENSE   RATES
                                  ____________________________   ____________________________   ___________________________

ASSETS

Interest earning assets(2):
  Loans (1)                        $466,529   $48,248    10.3%   $ 354,552   $31,983     9.0%   $ 244,600   $18,378    7.5%
  Federal funds sold                 78,946     3,990     5.1%      52,234     1,703     3.3%      43,000       546    1.3%
  Investment securities              17,523       724     4.1%      18,712       432     2.3%      30,002       533    1.8%
                                  ____________________________   ____________________________   ___________________________
      Total earning assets          562,998    52,962     9.4%     425,498    34,118     8.0%     317,602    19,457    6.1%%
                                  ____________________________   ____________________________   ___________________________
Noninterest earning assets:
  Cash and due from banks            27,748                         27,767                         18,272
  All Other assets (3)               15,760                         12,679                          5,592
                                  _________                      _________                   ____________
    TOTAL                         $ 606,506                      $ 465,944                      $ 341,466
                                  =========                      =========                   ============
LIABILITIES AND
  SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Deposits:
    Demand                        $   3,902        34     0.9%   $   3,363        25     0.7%   $   3,543        21    0.6%
    Savings                         261,251     8,858     3.4%     193,088     4,192     2.2%     138,776     1,833    1.3%
    Time                             99,924     4,290     4.3%      56,183     1,657     2.9%      47,008     1,020    2.2%
    Other                            19,106     1,089     5.7%      13,426       741     5.5%         361        22    6.1%
                                  ____________________________   ____________________________   ___________________________
    Total interest-bearing
      Liabilities                   384,183    14,271     3.7%     266,060     6,615     2.5%     189,688     2,896    1.5%
                                  ____________________________   ____________________________   ___________________________
Noninterest-bearing liabilities:
  Demand deposits                   170,395                        159,044                        118,144
  Accrued expenses and
    other liabilities                 7,282                          4,823                          2,866
Shareholders' equity                 44,646                         36,017                         30,768
                                  _________                      _________                      _________
    TOTAL                         $ 606,506                      $ 465,944                      $ 341,466
                                  =========                      =========                      =========
Net interest income and margin                $38,691     6.9%               $27,503     6.5%               $16,561    5.2%
                                              ================               ================               ===============


1)   Includes  amortization  of loan fees of $4.2 million for 2006,  $3.5 million for 2005 and $2.0 million for
     2004.  Nonperforming loans have been included in average loan balances.

2)   Interest  income is reflected on an actual  basis,  not on a fully  taxable  equivalent basis. Yields are based on amortized cost.

3)   Net of average  allowance  for credit  losses of $6.5  million  and average deferred loan fees of $1.4 million for 2006,  average  allowance for credit losses of $4.9 million and deferred  loan fees of $1.1 million for 2005 and average  allowance for credit losses of $3.3 million and deferred loan fees of $787,000 for 2004.


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

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2006, 2005 and 2004:


(dollars in thousands)                                       Year Ended December 31,
                                         _______________________________________________________________
                                                 2006 vs. 2005                      2005 vs. 2004
                                         _______________________________________________________________
                                                 Increase (decrease)                Increase (decrease)
                                                   due to change in                   due to change in
                                         _______________________________________________________________
                                         Average    Average     Total       Average    Average    Total
                                         Volume      Rate      Change       Volume      Rate     Change
                                         _______________________________________________________________

 Interest income:
   Loans                                 $11,581    $ 4,684    $16,265       $9,919   $ 3,686    $13,605
   Federal funds sold                      1,350        937      2,287          301       856      1,157
   Investment securities                     (49)       341        292         (261)      160       (101)
                                          ____________________________       ___________________________
      Total interest income               12,882      5,962     18,844        9,959     4,702     14,661
                                          ____________________________       ___________________________

 Interest expense:
   Demand                                      5          4          9           (1)        5          4
   Savings                                 2,312      2,354      4,666        1,180     1,179      2,359
   Time                                    1,878        755      2,633          271       366        637
   Other                                     324         24        348          722        (2)       719
                                          ____________________________       ___________________________
       Total interest expense              4,518      3,138      7,656        2,170     1,549      3,719
                                          ____________________________       ___________________________

 Change in net interest income            $8,363    $ 2,824    $11,188       $7,789   $ 3,153    $10,942
                                          ============================       ===========================



Net interest income was $38.7 million in 2006, comprised of $53.0 million in interest income and $14.3 million in interest expense. Net interest income in 2005 was 27.5 million, comprised of $34.1 million in interest income and $6.6 million in interest expense. The increase of $11.2 million in net interest income in 2006 was primarily due to an increase of $18.9 million in interest income offset, in part, by an increase of $7.7 million in interest expense.

Net interest income for the year ended December 31, 2005 represented an increase of $10.9 million over $16.6 million for the year ended December 31, 2004. The increase in net interest income was primarily a result of an increase of $14.6 million in interest income offset, in part, by an increase of $3.7 million in interest expense.

The net interest margin (net interest income divided by average earning assets) was 6.9% for the year ended December 31, 2006, as compared to 6.5% for the year ended December 31, 2005 and 5.2% for 2004. The improvement in net interest margin in 2006 compared to 2005 was primarily the result of increases in the prime rate during the year, a shift in the mix of loans toward higher yielding product lines and an increase in Federal funds sold. The improvement in net interest margin in 2005 compared to 2004 was primarily the result of increases in the prime rate and a shift in the mix of loans toward higher yielding product lines. Average loans represented 82.9% of average earning assets in 2006 compared to 83.3% in 2005 and 77.0% in 2004. In addition, in 2006 the Bank's ratio of average loans to average deposits was 87.1%, up from 86.1% in 2005 and 79.6% in 2004.

Significant factors affecting net interest income are: rates, volumes, and mix of the loan, investment and deposit portfolios. Due to the nature of the Bank's lending markets, in which the majority of loans are generally tied to Prime Rate, we believe that an increase in interest rates should positively affect the Bank's future earnings, while a decline will have a negative impact. However, it is not feasible to provide an accurate measure of such a change because of the many factors (many of them uncontrollable) influencing the result.



INTEREST INCOME


For the year ended December 31, 2006, the Company reported interest income of $53.0 million, an increase of $18.9 million or 55.4% over $34.1 million reported in 2005. The increase in interest income primarily reflects an increase in the volume of average earning assets in 2006 compared to 2005. Average earning assets were $563.0 million for the year ended December 31, 2006 an increase of $137.5 million or 32.3% over $425.5 million for the year ended December 31, 2005. In addition, the majority of the Bank's earning assets have rate structures that re-price with movements in short-term interest rates, primarily the prime rate and fed funds rate. During 2006, each of these indices increased by 100 basis points.

For the year ended December 31, 2005, the Company reported interest income of $34.1 million, an increase of $14.6 million or 74.9% over $19.5 million reported in 2004. The increase in interest income primarily reflects an increase in the volume of average earning assets in 2005 compared to 2004. Average earning assets were $425.5 million for the year ended December 31, 2005 an increase of $107.9 million or 34.0% over $317.6 million for the year ended December 31, 2004. In addition, the majority of the Bank's earning assets have rate structures that re-price with movements in short-term interest rates, primarily the prime rate and fed funds rate. During 2005, each of these indices increased by 200 basis points.


INTEREST EXPENSE


Interest expense was $14.3 million for the year ended December 31, 2006, which represented an increase of $7.7 million or 116.7% compared to $6.6 million for the year ended December 31, 2005. The increase in interest expense reflects an increase in the rate on and volume of average interest-bearing liabilities in 2006 compared to 2005. Average interest-bearing liabilities were $384.2 million for the year ended December 31, 2006, an increase of $118.1 million or 44.4% from $266.1 million for the year ended December 31, 2005.

Interest expense was $6.6 million for the year ended December 31, 2005, which represented an increase of $3.7 million or 127.6% compared to $2.9 million for the year ended December 31, 2004. The increase in interest expense primarily reflects an increase in average interest-bearing liabilities in 2005 compared to 2004. Average interest-bearing liabilities were $266.1 million for the year ended December 31, 2005, an increase of $76.4 million or 40.3% from $189.7 million for the year ended December 31, 2004.


CREDIT RISK AND PROVISION FOR CREDIT LOSSES


The Bank maintains an allowance for credit losses which is based, in part, on the loss experience of the Bank and the California banking industry, the impact of economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. Based on management's evaluation of such risks, additions of $1.4 million, $2.2 million and $1.7 million were made to the allowance for credit losses in 2006, 2005 and 2004, respectively. During 2006, the Bank had no charge offs and had recoveries of $21,000 as compared to $384,000 in charge offs and $12,000 in recoveries in 2005 and $240,000 in charge offs and $32,000 in recoveries in 2004. The allowance for credit losses was $7.3 million representing 1.36% of total loans at December 31, 2006 as compared to $5.9 million representing 1.35% of total loans at December 31, 2005 and $4.1 million representing 1.41% of total loans at December 31, 2004.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were two non-accrual loans at December 31, 2006 totaling $437,000 as compared to one non-accrual loan at December 31, 2005 totaling $2.3 million and two non-accrual loans totaling $1.0 million at December 31, 2004. At December 31, 2006, the two non-accrual loans consisted of commercial loans secured by business assets and real property with values in excess of the loan's carrying value.

In addition, at December 31, 2006, 2005 and 2004, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

At December 31, 2006, 2005 and 2004 there were no properties owned by the Bank acquired through the foreclosure process.

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for inherent losses in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $219.0 million in real estate loans, representing approximately 40.5% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and Other Real Estate Owned ("OREO") and the level of the allowance for loan losses, which could adversely affect the Bank's future growth and profitability.

NON-INTEREST INCOME


The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2006, 2005 and 2004:



                                                                 Year Ended December 31,
                                          ____________________________________________________________________
(dollars in thousands)                           2006                     2005                     2004
                                          __________________       __________________       __________________
                                          Amount     Percent       Amount     Percent       Amount     Percent
                                          __________________       __________________       __________________

 Gain on sale of SBA loans                $1,320       34.4%       $2,290       54.6%       $2,737       71.0%
 SBA loan servicing income                   548       14.3%          528       12.6%          358        9.3%
 Depositor service charges                   498       13.0%          354        8.4%          362        9.4%
 Increase in value of life insurance         320        8.3%          377        9.0%          181        4.7%
 International fee income                    234        6.1%           86        2.0%           -         0.0%
 Other operating income                      917       23.9%          562       13.4%          217        5.6%
                                          __________________       __________________       __________________
                                          $3,837      100.0%       $4,197      100.0%       $3,855      100.0%
                                          ======      ======       ======      ======       ======      ======



Non-interest income totaled $3.8 million in 2006, a decrease of $400,000 or 9.5% over $4.2 million in 2005. Non-interest income increased $342,000, or 8.9% from 2004 to 2005. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan servicing income and service charge income on deposit accounts. The decrease in non-interest income in 2006 compared to 2005 was primarily due to decreased SBA loan sales, partially offset by increases in depositor service charges, international fee income, the amortization of the SBA valuation allowance, and warrant income. The increases in non-interest income in 2005 compared to 2004 are primarily due to increased SBA loan servicing income and an increase in the value of Bank owned life insurance, offset by a decrease in gains recognized on sale of SBA loans.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $1.3 million in 2006 which represented a decrease of $1.0 million or 43.5% compared to $2.3 million the same period one year earlier. The decrease was attributed to a lower volume of loans sold during the year as a result of the cyclical impact of increased competition from mortgage lenders together with the inversion of the yield curve. During 2006 the Company's SBA group funded $66.3 million in new loans and sold $51.4 million which compared to $69.8 million funded and $66.6 million sold in 2005 and $84.9 million funded and $68.4 million sold in 2004..


NON-INTEREST EXPENSES


The components of other expense are set forth in the following table for the years ended December 31, 2006, 2005 and 2004.



 Other Expense as a Percent of Average Assets

                                                                 Year Ended December 31,
                                          ____________________________________________________________________

(dollars in thousands)                          2006                     2005                     2004
                                          __________________       __________________       __________________
                                          Amount     Percent       Amount     Percent       Amount     Percent
                                          __________________       __________________       __________________

 Salaries and benefits                   $17,417       2.9%       $12,127        2.6%       $8,081        2.4%
 Occupancy                                 2,132       0.4%         1,652        0.4%        1,420        0.4%
 Data processing                           1,528       0.3%         1,085        0.2%          763        0.2%
 Third party services                        925       0.2%         1,065        0.2%           95        0.0%
 Marketing and advertising                 1,081       0.2%           925        0.2%          612        0.2%
 Professional services                       825       0.1%           746        0.2%          645        0.2%
 Furniture and equipment                     701       0.1%           583        0.1%          585        0.2%
 Deposit services/supplies                   525       0.1%           401        0.1%          311        0.1%
 Other                                     2,145       0.4%         1,397        0.3%        1,084        0.3%
                                          __________________       __________________       __________________
                                         $27,279       4.5%       $19,981        4.3%      $13,596        4.0%
                                         =======       ====       =======        ====      =======        ====



Non-interest expenses were $27.3 million in 2006 as compared to $20.0 million in 2005 and $13.6 million in 2004. Non-interest expense increased approximately $7.3 million in 2006 compared to 2005. This increase was primarily attributable to increased salaries and benefits cost, occupancy cost, data services, director and shareholder cost, and loan related charges. Non-interest expenses increased approximately $6.4 million for the year ended December 31, 2005 compared to 2004. This increase was primarily attributable to increased salaries and benefits cost and third party services. Non-interest expenses measured as a percentage of average assets were 4.5% in 2006, as compared to 4.3% in 2005 and 4.0% in 2004.

The increases in non-interest expenses reflect the impact of expansion of the business during 2006, 2005 and 2004. During 2006, the Bank opened loan production offices in Dallas, Texas and Reston, Virginia. During 2005, the Bank launched a technology banking division and opened a loan production office in San Ramon, California to serve the East Bay region. During 2004, the Bank consolidated offices and moved its headquarters to a larger facility in San Jose, California; launched two new product lines, international trade finance and investment services; and added an SBA loan production office in Fresno, California.

Salaries and related benefits is the largest component of the Bank's non-interest expense. Salaries and benefits were $17.4 million for the year ended December 31, 2006 as compared to $12.1 million and $8.1 million for the years ended December 31, 2005 and 2004, respectively. The increases in 2006 compared to 2005, and 2005 compared to 2004 are primarily attributable to the increase in full time equivalent employees (FTE) related to expansion of the business and to higher incentive compensation related to performance of the Bank. The Bank had 134 FTE at December 31, 2006 as compared to 103 FTE at December 31, 2005 and 80 FTE at December 31, 2004.

Occupancy expense for the year ended December 31, 2006 was $2.1 million and represented an increase of approximately $400,000 over $1.7 million for the prior year. The increase was primarily due to additional rent expense related to the facility at 55 Almaden Boulevard, San Jose, California and the addition of a loan production office in the technology banking and asset-based lending groups. Occupancy expense for the year ended December 31, 2005 was $1.7 million and represented an increase of $232,000 over $1.4 million for the prior year. The increase in occupancy expense in 2005 is primarily due to expense related to the facility at 55 Almaden Blvd, San Jose, California and the new facility at 2010 Crow Canyon Place, Suite 100 San Ramon, California.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure. Data processing expense in 2006 was $1.5 million which represented an increase of approximately $400,000 over $1.1 million one year earlier. In 2005, data processing costs increased $322,000 to $1.1 million compared to $763,000 in 2004. The increases in data processing in both years are primarily due to increases in deposit transaction volumes in addition to increases in FTE.

Legal and professional expenses were $825,000 for the year ended December 31, 2006 which represented an increase of $79,000 over $746,000 in 2005. The increase in 2006 was primarily due to increases in ongoing accounting and auditing services. Legal and professional expenses for the year ended December 31, 2005 represented an increase of $101,000 over $645,000 in 2004. The increase in 2005 was due, in part, to nonrecurring legal costs related to expansion of business lines as well as increases in ongoing accounting and audit services..

Furniture, fixtures and equipment (FF&E) expense of $701,000 for the year ended December 31, 2006 represented an increase of $118,000 compared to $583,000 in the same period one year earlier. The increase in 2006 was primarily related to the increase in FTE. FF&E expense of $583,000 for the year ended December 31, 2005 represented a slight decrease of $2,000 compared to $585,000 in the same period one year earlier. The decrease in 2005 was due primarily to a decrease in depreciation expense as a result of fully depreciated assets, offset, in part, by purchase of new FF&E related to the increase in FTE.

As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.


INCOME TAXES


The Company's effective tax rate was 37.8% for the year ended December 31, 2006, 40.1% for the year ended December 31, 2005 and 41.0% for the year ended December 31, 2004. See Note 8 to the financial statements for additional information on income taxes.

QUARTERLY INCOME


The unaudited income statement data of the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth herein. The results of operations are not necessarily indicative of results for any future period. The following table shows the Bank's unaudited quarterly income statement data for the years 2006, 2005, and 2004.




(dollars in thousands, except                      Three Months Ended
share amounts)                    _____________________________________________________
                                  March 31     June 30     September 30     December 31
                                  _____________________________________________________

YEAR ENDED DECEMBER 31, 2006:

Interest income                   $10,928      $12,479       $14,329          $15,226
Interest expense                    2,386        3,221         4,239            4,425
                                  ___________________________________________________
Net interest income                 8,542        9,258        10,090           10,801
Provision for credit losses           222          450           100              600
Other income                        1,083        1,078           799              877
Other expense                       6,338        6,630         7,066            7,245
                                  ___________________________________________________
Income before income taxes          3,065        3,256         3,723            3,833
Income taxes                        1,134        1,237         1,415            1,457
                                  ___________________________________________________
Net income                        $ 1,931      $ 2,019       $ 2,308          $ 2,376
                                  ===================================================

Earnings per share - basic        $  0.31      $  0.32       $  0.37          $  0.38
Earnings per share - diluted      $  0.29      $  0.29       $  0.34          $  0.35


YEAR ENDED DECEMBER 31, 2005:

Interest income                   $ 6,615      $ 7,915       $ 9,173          $10,415
Interest expense                    1,188        1,637         1,749            2,041
                                  ___________________________________________________
Net interest income                 5,427        6,278         7,424            8,374
Provision for credit losses           333          429           800              600
Other income                          784        1,136           994            1,283
Other expense                       4,315        4,642         5,123            5,901
                                  ___________________________________________________
Income before income taxes          1,563        2,343         2,495            3,156
Income taxes                          606          964           990            1,272
                                  ___________________________________________________
Net income                        $   957      $ 1,379       $ 1,505          $ 1,884
                                  ===================================================

Earnings per share - basic        $  0.16      $  0.22       $  0.24          $  0.31
Earnings per share - diluted      $  0.14      $  0.21       $  0.22          $  0.28


YEAR ENDED DECEMBER 31, 2004:

Interest income                   $ 3,873      $ 4,397       $ 5,154          $ 6,033
Interest expense                      682          655           684              875
                                  ___________________________________________________
Net interest income                 3,191        3,742         4,470            5,158
Provision for credit losses           405          369           611              286
Other income                        1,122          779           834            1,120
Other expense                       3,115        3,094         3,308            4,079
                                  ___________________________________________________
Income before income taxes            793        1,058         1,385            1,913
Income taxes                          327          434           568              783
                                  ___________________________________________________
Net income                        $   466      $   624       $   817          $ 1,130
                                  ===================================================

Earnings per share - basic        $  0.08      $  0.10       $  0.13          $  0.19
Earnings per share - diluted      $  0.07      $  0.09       $  0.12          $  0.18


FINANCIAL CONDITION AND EARNING ASSETS


As of December 31, 2006, assets were $722.0 million, gross loans were $540.8 million and deposits were $645.0 million. Assets increased $185.5 million, a 34.6% increase from $536.5 million at December 31, 2005. Gross loans increased $100.8 million, or 22.9% from $440.0 million at December 31, 2005. Deposits increased $176.8 million, a 37.8% increase from $468.2 million at December 31, 2005.

As of December 31, 2005, assets were $536.5 million, gross loans were $440.0 million and deposits were $468.2 million. Assets increased $134.5 million, a 33.5% increase from $402.0 million at December 31, 2004. Gross loans increased $145.4 million, or 49.4% from $294.6 million at December 31, 2004. Deposits increased $115.7 million, a 32.8% increase from $352.5 million at December 31, 2004.


FEDERAL FUNDS SOLD


Federal funds sold were $93.8 million at December 31, 2006 as compared to $46.7 million at December 31, 2005. This increase is primarily due to an increase in short term deposits, primarily in the savings and money market category. The average balance of federal funds sold was $78.9 million in 2006 and $52.2 million in 2005. These balances represented 14.7% and 12.7% of average deposits for 2006 and 2005, respectively. They are maintained primarily for the short-term liquidity needs of the Bank.


SECURITIES


The following table shows the composition of the securities portfolio at December 31, 2006, 2005 and 2004.



                                                                    As of December 31,
                                             ________________________________________________________________
(dollars in thousands)                              2006                   2005                   2004
                                             ________________________________________________________________
                                             Amortized   Fair       Amortized   Fair       Amortized   Fair
                                               Cost      Value        Cost      Value        Cost      Value
                                             ________________________________________________________________

U. S. Treasury                               $   200    $   200     $   199    $   199     $   100    $   100
U. S. Government Agencies                     43,815     43,733      12,355     12,184      26,400     26,198
                                             ________________________________________________________________
Total securities available for sale           44,015     43,933      12,554     12,383      26,500     26,298
                                             ________________________________________________________________

Total investment securities                  $44,015    $43,933     $12,554    $12,383     $26,500    $26,298
                                             ================================================================



The maturities and yields of the investment portfolio are shown below:


                                                       Due in one         Due after one year
(dollars in thousands)                                year or less        through five years
                                                   __________________     __________________
                                                             Weighted               Weighted
                                     Amortized                Average                Average
                                       Value       Amount      Yield      Amount      Yield
                                     ________________________________     __________________

AT DECEMBER 31, 2006:

  U. S. Treasury                       $   200     $   100       4.3%     $   100       4.3%
  U. S. Government Agencies             43,815      16,942       4.0%      26,873       4.8%
                                       _____________________________      _________________
  Total investment securities          $44,015     $17,042       4.0%     $26,973       4.8%
                                       =============================      =================
AT DECEMBER 31, 2005:

  U. S. Treasury                       $   199     $   199       3.4%     $     -         -
  U. S. Government Agencies             12,355      10,337       2.4%       2,018      3.31%
                                       _____________________________      _________________
  Total investment securities          $12,554     $10,536       2.4%     $ 2,018      3.31%
                                       =============================      =================


Investment securities are classified as available for sale. Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the balance sheet. The pre-tax unrealized loss on securities available for sale at December 31, 2006 was ($82,000) as compared to ($102,000) at December 31, 2005 and (119,000) at December 31, 2004.



LOAN PORTFOLIO


The following table shows the Bank's loans by type and their percentage distribution for the five years ended December 31, 2006, 2005, 2004, 2003 and 2002.



(dollars in thousands)                                                As of December 31,
                                   ________________________________________________________________________________________
                                     2006               2005                 2004               2003                 2002
                                   ________________________________________________________________________________________

Commercial                         $ 197,174          $ 182,396           $ 100,681           $  73,846           $  50,235
Real estate construction             103,710             84,792              42,323              35,065              32,613
Real estate other                    115,313             83,748              80,044              28,036              16,804
SBA                                   59,888             46,867              45,251              39,412              24,314
Factoring and asset based lending     56,924             38,184              22,342              13,106               1,537
Other                                  7,771              4,011               3,945               4,984               3,200
                                   ________________________________________________________________________________________
Total gross loans                    540,780            439,998             294,586             194,449             128,703
Unearned fee income                   (1,495)            (1,395)               (973)               (713)               (593)
                                   ________________________________________________________________________________________
  Total loan portfolio             $ 539,285          $ 438,603           $ 293,613           $ 193,736           $ 128,110
                                   ========================================================================================

Commercial                              36.5%              41.5%               34.2%               38.0%               39.0%
Real estate construction                19.2%              19.3%               14.3%               18.0%               25.3%
Real estate other                       21.3%              19.0%               27.2%               14.4%               13.1%
SBA                                     11.1%              10.7%               15.4%               20.3%               18.9%
Factoring and asset based lending       10.5%               8.7%                7.6%                6.7%                1.2%
Other                                    1.4%               0.9%                1.3%                2.6%                2.5%
                                   _________________________________________________________________________________________
Total gross loans                      100.0%             100.0%              100.0%              100.0%              100.0%
                                   =========================================================================================



Gross loan balances increased to $540.8 million at December 31, 2006, which represented an increase of $100.8 million or 22.9% as compared to $440.0 million at December 31, 2005. The increase in loans was primarily in commercial and real estate term (includes longer term real estate loans, land loans and home equity lines), without a concentration in any one specific category of loans. The increase was a result of general marketing efforts. Gross loan balances increased to $440.0 million at December 31, 2005, which represented an increase of $145.0 million or 49.4% as compared to $294.6 million at December 31, 2004. The increase in loans was primarily in commercial and real estate term, without a concentration in any one specific category of loans. The increase was a result of general marketing efforts.

The Bank's commercial loan portfolio represents loans to small and middle-market businesses primarily in the Santa Clara county region. Commercial loans were $197.2 million at December 31, 2006, which represented an increase of $14.8 million or 8.1% over $182.4 million at December 31, 2005. At December 31, 2006, commercial loans comprised 36.5% of total loans outstanding as compared to 41.5% at December 31, 2005. Commercial loans were $182.4 million at December 31, 2005, which represented an increase of $81.7 million or 81.2% over $100.7 million at December 31, 2004. At December 31, 2005, commercial loans comprised 41.5% of total loans outstanding as compared to 34.2% at December 31, 2004.

In March of 2002, the Bank established an SBA lending group in Santa Clara with a loan production office in Sacramento County. In October of 2003, the Bank established a loan production office in the San Diego county region. The Bank, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 70% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.

Under the 504 program, the Bank lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Community Development Corporation makes an additional loan to the borrower and takes a deed of trust subject to the Bank's position. The Bank's position in relation to the real estate "piggyback" loans can range from 50% to 70% loan to value.

At December 31, 2006, SBA loans comprised $59.9 million or 11.1% of total loans as compared to $46.9 million or 10.7% of total loans at December 31, 2005 and $45.3 million or 15.4% of total loans at December 31, 2004. The Bank has the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At December 31, 2006, 2005 and 2004, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

The Bank's construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $18.9 million, or 22.3%, to $103.7 million at December 31, 2006 as compared to $84.8 million at December 31, 2005. Construction loan balances at December 31, 2006 comprised 19.2% of total loans as compared to 19.3% at December 31, 2005. Construction loans increased $42.5 million, or 100.3%, to $84.8 million at December 31, 2005 as compared to $42.3 million at December 31, 2004. Construction loan balances at December 31, 2005 comprised 19.3% of total loans as compared to 14.3% at December 31, 2004.

Other real estate loans consist of commercial real estate, land loans related to future construction credits and home equity lines of credit. Other real estate loans increased $31.6 million or 37.8% to $115.3 million at December 31, 2006 as compared to $83.7 million at December 31, 2005. The increase was primarily attributable to other real estate term loans. Other real estate loans increased $3.7 million or 4.6% to $83.7 million at December 31, 2005 as compared to $80.0 million at December 31, 2004. In 2005, the increase was primarily in other real estate term loans. At December 31, 2006, other real estate loans represented 21.3% of total loans as compared to 19.0% at December 31, 2005 and 27.2% at December 31, 2004.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Bank receives client specific payment for client invoices. Under the factoring program, the Bank purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Bank purchases the receivables subject to recourse from the Bank's factoring client. The asset-based lending program requires a security interest in all of a client's accounts receivable. At December 31, 2006, factoring and asset based loans totaled $56.9 million or 10.5% of total loans as compared to $38.2 million or 8.7% of total loans at December 31, 2005.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At December 31, 2006, other loans totaled $7.8 million as compared to $4.0 million at December 31, 2005 and $3.9 million at December 31, 2004.



ALLOWANCE FOR LOAN LOSSES


A consequence of lending activities is the potential for loss. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates and the financial experience of the borrowers. The allowance for loan losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for loan losses charged to expense and decreased by the amount of charge-offs net of recoveries. There is no precise method of estimating specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. Similarly, the adequacy of the allowance for loan losses and the level of the related provision for loan losses is determined in management's judgment based on consideration of:

     -        Economic conditions
     -        Borrowers' financial condition
     -        Loan impairment
     -        Evaluation of industry trends
     -        Historic losses, migrations and delinquency trends
     -        Industry and other concentrations
     - Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management
     -        Continuing evaluation of the performing loan portfolio
     -        Periodic review and evaluation of problem loans

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

 The following table summarizes the activity in the allowance for loan losses.



(dollars in thousands)                                             Year ended December 31,
                                                 ____________________________________________________________________
                                                  2006            2005           2004           2003           2002
                                                 ____________________________________________________________________

Balance, beginning of period                     $  5,936        $ 4,146        $ 2,683       $  1,765        $   511
Loans charged off by category:
  Commercial and other                                  -            384            240              -            170
  Real estate construction                              -              -              -              -              -
  Real estate other                                     -              -              -              -              -
  Factoring and asset-based lending                     -              -              -              -              -
  Consumer                                              -              -              -             10              -
                                                 ____________________________________________________________________
    Total charge-offs                                   -            384            240             10            170
                                                 ____________________________________________________________________
Recoveries by category:
  Commercial and other                                 21             12             32             85              -
  Real estate construction                              -              -              -              -              -
  Real estate other                                     -              -              -              -              -
  Factoring and asset-based lending                     -              -              -              -              -
  Consumer                                              -              -              -              -              -
                                                 ____________________________________________________________________
    Total recoveries                                   21             12             32             85              -
                                                 ____________________________________________________________________
Net (recoveries) charge-offs                          (21)           372            208            (75)           170
Provision charged to expense                        1,372          2,162          1,671            843          1,424
                                                 ____________________________________________________________________
Balance, end of year                             $  7,329        $ 5,936        $ 4,146       $  2,683        $ 1,765
                                                 ====================================================================

Ratio of net charge-offs during
  the period to average gross loans
  outstanding                                       0.00%          0.06%          0.08%         -0.05%          0.20%
Ratio of allowance for credit
  losses to gross loans outstanding
  at end of year                                    1.36%          1.35%          1.41%          1.38%          1.37%
Allowance to nonperforming loans
  at end of year                                 1677.12%        255.87%        404.09%       4547.46%          0.00%



Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as follows for the five years ended December 31:



(dollars in thousands)                                                  As of December 31,
                                                 ____________________________________________________________________
                                                  2006           2005          2004           2003           2002
                                                 ____________________________________________________________________

Commercial and other                                1,831          2,029            998            666            771
SBA                                                 1,803          1,975          1,231          1,042            198
Real estate construction                            1,082            742            444            400            410
Real estate other                                   1,152            721          1,132            288            359
Factoring / asset based lending                     1,415            443            312            261              -
Other                                                  46             26             29             26             27
                                                 ____________________________________________________________________
                                                 $  7,329        $ 5,936        $ 4,146        $ 2,683        $ 1,765
                                                 ====================================================================

Commercial and other                                25.0%          34.2%          24.1%          24.8%          43.7%
SBA                                                 24.6%          33.3%          29.7%          38.8%          11.2%
Real estate construction                            14.8%          12.5%          10.7%          14.9%          23.2%
Real estate other                                   15.7%          12.1%          27.3%          10.7%          20.3%
Factoring / asset based lending                     19.3%           7.5%           7.5%           9.7%           0.0%
Other                                                0.6%           0.4%           0.7%           1.0%           1.5%
                                                 ____________________________________________________________________
                                                   100.0%         100.0%         100.0%         100.0%         100.0%
                                                 ====================================================================



RISK ELEMENTS


Loans for which the accrual of interest has been suspended, restructured loans, and other loans with principal or interest contractually past due 90 days or more as set forth in the following table as of December 31 of each year:



                                                                           As of December 31,
                                                          ___________________________________________________________
(dollars in thousands)                                    2006        2005          2004           2003          2002
                                                          ___________________________________________________________

Loans accounted for on a non-accrual basis                $ 437      $ 2,320       $ 1,026         $ 59           $ -
Loans restructured and in compliance with
     modified terms                                           -            -             -            -             -
Other loans with principal or interest
     contracturally past due 90 days or more                  -            -             -            -             -
                                                          ___________________________________________________________
                                                          $ 437      $ 2,320       $ 1,026         $ 59           $ -
                                                          ===========================================================



There were two loans on non-accrual at December 31, 2006 totaling $437,000, one non-accrual loan at December 31, 2005 totaling $2.3 million, and two non-accrual loans at December 31, 2004 totaling $1.0 million. At December 31, 2006, the two non-accrual loans consisted of commercial loans secured by business assets and real property with values in excess of the carrying value of the loans. At December 31, 2005, the non-accrual loans consisted of one commercial loan secured by business assets and real property with values in excess of the carrying value of the loan. At December 31, 2004, the non-accrual loans consisted of two SBA loans of which $712,000 was guaranteed by the U.S. Government. The remaining balance of $314,000 was secured by business assets and real property. Of the two loans on non-accrual at December 31, 2004, one loan was determined to be impaired and its carrying value reflects the fair value of the collateral securing the loan.

Income on such loans is only recognized to the extent that cash is received and where the future collection of principal is probable. Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

At December 31, 2006, 2005, and 2004, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

FUNDING


Deposits represent the Bank's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank's market area. The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of December 31, 2006, 2005 and 2004.



(dollars in thousands)                                              As of December 31,
                                       _____________________________________________________________________________
                                               2006                       2005                        2004
                                       _____________________________________________________________________________
                                       Amount       Percent       Amount        Percent       Amount       Percent
                                       _____________________________________________________________________________

Noninterest-bearing  demand            $ 198,639       30.80%     $ 185,557        39.64%     $ 126,895       36.00%
Interest-bearing demand                    3,901        0.60%         2,866         0.61%         3,946        1.12%
Money market and savings                 333,838       51.76%       210,011        44.86%       169,801       48.18%
Certificates of deposit:
  Less than $100                          28,918        4.48%        19,228         4.11%        16,182        4.59%
  $100 and more                           79,691       12.36%        50,496        10.79%        35,632       10.11%
                                       _____________________________________________________________________________

Total deposit portfolio                $ 644,987      100.00%     $ 468,158       100.00%     $ 352,456      100.00%
                                       =============================================================================



Deposits increased $176.8 million or 37.8% from $468.2 million at December 31, 2005 to $645.0 million at December 31, 2006. The increase in deposits was primarily in non-interest bearing demand, money market and certificates of deposit raised from the Bank's primary market in Santa Clara County. The increase can be attributed to marketing efforts from the Bank's main office in San Jose and branch office in Palo Alto and certificates of deposit raised from institutions in order to manage balance sheet liquidity. Deposits at December 31, 2006 included $27.3 million, or 4.2% of the total, in title and escrow company account balances compared to $70.6 million, or 15.1% at December 31, 2005 and $55.3 million, or 15.6% at December 31, 2004. Excluding title and escrow company account balances, deposits increased $220.1 million or 47.0% compared to December 31, 2005, and increased $100.4 million or 33.8% from 2004 to 2005.



CAPITAL RESOURCES


The Company's capital resources consist of shareholders' equity, trust preferred securities and (for regulatory purposes) the allowance for credit losses (subject to limitations). At December 31, 2006, the Company's capital resources increased $16.7 million to $74.2 million from $57.5 million at December 31, 2005. Tier 1 capital increased $14.9 million to $66.5 million primarily due to net income of $8.6 million and issuance of additional trust preferred securities. Tier 2 capital increased $1.8 million primarily due to the increase in the allowance for credit losses of $1.4 million.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for credit losses. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio. For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation. As of December 31, 2006, the Company's and the Bank's total risk-based capital ratios were 11.7% and 11.3%, respectively, (11.6% for the Company and 11.7% for the Bank at December 31, 2005).

The following table reflects the Company's Leverage, Tier 1 and total risk-based capital ratios for the period ended December 31, 2006 and 2005.



                                                          As of December 31,
                                             ____________________________________________
(dollars in thousands)                              2006                     2005
                                             ___________________      ___________________
                                              Amount      Ratio        Amount      Ratio
                                             ___________________      ___________________

COMPANY CAPITAL RATIOS

Tier 1 Capital                               $ 66,533     10.52%      $ 51,593     10.38%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $ 25,293      4.00%      $ 19,879      4.00%

Total Capital                                $ 74,229     11.74%      $ 57,529     11.58%
(to Risk Weighted Assets)
Total capital minimum requirement            $ 50,587      8.00%      $ 39,758      8.00%

Company leverage
Tier 1 Capital                               $ 66,533     10.97%      $ 51,593     11.07%
(to Average Assets)
Total capital minimum requirement            $ 24,260      4.00%      $ 18,638      4.00%

BANK RISK BASED CAPITAL RATIOS

Tier 1 Capital                               $ 64,145     10.15%      $ 49,748     10.49%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement           $ 25,272      4.00%      $ 18,970      3.82%

Total Capital                                $ 71,474     11.31%      $ 55,684     11.74%
(to Risk Weighted Assets)
Total capital minimum requirement            $ 50,544      7.99%      $ 37,939      7.63%

Bank leverage
Tier 1 Capital                               $ 64,145     10.59%      $ 49,748      9.98%
(to Average Assets)
Total capital minimum requirement            $ 24,240      4.00%      $ 19,931      4.00%



The federal banking agencies, including the OCC, have adopted regulations implementing a system of prompt corrective action under FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized," consisting of institutions with a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized," consisting of institutions with a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital of 4.0% or greater and a leverage ratio of 4.0% or greater and which do not meet the definition of a "well capitalized" institution; (3) "Undercapitalized," consisting of institutions with a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (4) "Significantly undercapitalized," consisting of institutions with a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (5) "Critically undercapitalized," consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



LIQUIDITY/INTEREST RATE SENSITIVITY


The Bank strives to manage its liquidity to provide adequate funds at an acceptable cost to support the borrowing requirements and deposit flows of its customers. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures and prevailing and anticipated economic conditions. The Bank's business is generated primarily through customer referrals and employee business development efforts.

The Bank is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. The Bank strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. At December 31, 2006, liquid assets as a percentage of deposits were 25.1% as compared to 17.5% in 2005. In addition to cash and due from banks, liquid assets include interest-bearing deposits with other banks, federal funds sold, and unpledged securities available for sale.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank utilizes a monthly "Gap" report as well as a quarterly simulation model to identify interest rate sensitivity over the short- and long-term. Management considers the results of these analyses when implementing its interest rate risk management activities, including the utilization of certain interest rate hedges.

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at December 31, 2006, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate gap divided by interest rate sensitive assets) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank's balance sheet at December 31, 2006 was asset sensitive in terms of its short-term exposure to interest rates. That is, at December 31, 2006 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Bank have been written with a minimum "floor" rate. In addition, the Bank has entered into an interest rate swap to hedge the variable cash flows associated with $50 million of existing variable-rate assets.



(dollars in thousands)                                            As of December 31, 2006
                                         ____________________________________________________________________________
                                                    After three    After six     After one
                                          Within     months but    months but    year but       After
                                          three      within six    within one     within        five
                                          months       months         year       five years     years          Total
                                         ____________________________________________________________________________

Federal funds sold                       $ 93,845     $      -      $      -      $      -     $      -      $ 93,845
U.S. treasury and
  agency securities                         1,994          995        14,004        26,940            -        43,933
Loans                                     479,596          763         2,669        41,375       16,377       540,780
                                         ____________________________________________________________________________
 Total earning assets                     575,435        1,758        16,673        68,315       16,377       678,558
                                         ____________________________________________________________________________

Interest checking, money
  market and savings deposits             337,739            -             -             -            -       337,739
Certificates of deposit:
 Less than $100,000                         8,196        2,178         7,570        10,974            -        28,918
  $100,000 or more                         41,905       11,547        11,318        14,921            -        79,691
                                         ____________________________________________________________________________
 Total interest-bearing liabilities       345,935        2,178         7,570        10,974            0       446,348
                                         ____________________________________________________________________________

Interest rate gap                        $229,500        ($420)       $9,103       $57,341      $16,377      $232,210
                                         ============================================================================
Cumulative interest rate gap             $229,500     $229,080      $238,183      $295,524     $311,901
                                         ==============================================================

Interest rate gap ratio                      0.40        (0.24)         0.55          0.84         1.00
                                         ==============================================================
Cumulative interest rate gap ratio           0.40         0.40          0.40          0.45         0.46
                                         ==============================================================



The following table shows maturity and interest rate sensitivity of the loan portfolio at December 31, 2006 and 2005. At December 31, 2006, approximately 73.3% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.




(dollars in thousands)                                                   As of December 31, 2006
                                                       ______________________________________________________________
                                                                                       Due after one
                                                                       Due one year     year through        Due after
                                                        Amount           or less         five years         five years
                                                       ______________________________________________________________

Commercial                                             $197,174          $102,870          $82,154           $12,150
SBA                                                      59,888             8,857              186            50,845
Real estate construction                                103,710           102,005            1,705                 -
Real estate other                                       115,313            44,802           25,633            44,878
Factoring and asset based lending                        56,924            56,924                -                 -
Other                                                     7,771             4,656            3,115                 -
                                                       ______________________________________________________________
  Total loans                                          $540,780          $320,114         $112,793          $107,873
                                                  ==============    ==============   ==============    ==============


                                                                         As of December 31, 2005
                                                       ______________________________________________________________
                                                                                       Due after one
                                                                       Due one year     year through        Due after
                                                        Amount           or less         five years         five years
                                                       ______________________________________________________________

Commercial                                             $182,396           $99,900          $76,216            $6,280
SBA                                                      46,867             5,976              135            40,756
Real estate construction                                 84,792            80,609            4,183                 -
Real estateother                                         83,748            28,215            6,627            48,906
Factoring and asset based lending                        38,184            37,134            1,050                 -
Other                                                     4,011             3,755              256                 -
                                                       ______________________________________________________________
  Total loans                                          $439,998          $255,589          $88,467           $95,942
                                                       ==============================================================



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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. As of December 31, 2006 those guarantees include the following:

         Financial Letters of Credit in the amount of $12.1 million

The table below summarizes the Bank's off-balance sheet contractual obligations.



                                                         As of December 31, 2006
                                  _____________________________________________________________________
                                                         Payments due by period
                                  _____________________________________________________________________
                                                  Less than       1 - 3         3 - 5        More than
Contractural Obligations             Total         1 year         years         years         5 years
                                  _____________________________________________________________________

Long-term contracts               $     2,294    $       749   $       713   $       832    $         -

Operating leases                       15,997            927         3,674         3,513          7,883
                                  _____________________________________________________________________
Total                             $    18,291    $     1,676   $     4,387   $     4,345    $     7,883
                                  =====================================================================


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

Reports of Independent Registered Public Accounting Firms                  47-49

Balance Sheets, December 31, 2006 and 2005                                  50

Statements of operations for the years ended December 31, 2006, 2005
and 2004                                                                    51

Statement of Shareholders' Equity and Comprehensive Income for the
Years ended December 31, 2006, 2005 and 2004                                52

Statements of Cash Flows for the years ended December 31, 2006, 2005
and 2004                                                                    53

Notes to Financial Statements                                              54-76


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

                                    * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bridge Capital Holdings


We have audited the consolidated balance sheets of Bridge Capital Holdings and Subsidiary as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express opinions on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridge Capital Holdings and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Vavrinek, Trine, Day & Co.  LLP

Palo Alto, California
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bridge Capital Holdings:

In our opinion, the accompanying consolidated statements of operations, of shareholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the results of operations and cash flows of Bridge Capital Holdings and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bridge Capital Holdings and Subsidiary
San Jose, California


We have audited management's assessment, included in the accompanying Report of Management, that Bridge Capital Holdings and Subsidiary (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Bridge Capital Holdings and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, stockholders equity and cash flows for the year then ended, and our report dated February 27, 2007 expressed an unqualified opinion.


/s/ Vavrinek, Trine, Day & Co., LLP
Palo Alto, California
February 27, 2007




                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                     As of December 31,
                                                                                ___________________________
                                                                                  2006              2005
                                                                                ___________________________

Assets:
Cash and due from banks                                                         $ 24,360           $ 22,880
Federal funds sold                                                                93,845             46,660
                                                                                ___________________________
  Total cash and equivalents                                                     118,205             69,540
                                                                                ___________________________

Investment securities available for sale                                          43,933             12,383
Loans, net of allowance for credit losses of $7,329 at
     December 31, 2006 and $5,936 at December 31, 2005                           531,956            432,667

Premises and equipment, net                                                        3,479              2,337
Other real estate owned                                                                -                  -
Accrued interest receivable                                                        4,292              2,202
Other assets                                                                      20,114             17,391
                                                                                ___________________________
     Total assets                                                               $721,979           $536,520
                                                                                ===========================

Liabilities and Shareholders' Equity:
Deposits:
  Demand noninterest-bearing                                                    $198,639           $185,557
  Demand interest-bearing                                                          3,901              2,866
  Savings                                                                        333,838            210,011
  Time                                                                           108,609             69,724

     Total deposits                                                              644,987            468,158
                                                                                ___________________________

Junior subordinated debt securities                                               17,527             12,372
Other borrowings                                                                       -             10,000
Accrued interest payable                                                             318                130
Other liabilities                                                                 10,053              6,146
                                                                                ___________________________
     Total liabilities                                                           672,885            496,806
                                                                                ___________________________

Commitments and contingencies                                                          -                   -

Shareholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized;
     none issued                                                                       -                   -
Common stock, no par value; 30,000,000 shares authorized;
     6,318,694 shares issued and outstanding at December 31, 2006;
     6,227,596 shares issued and outstanding at December 31, 2005.                34,406             33,787
Additional paid in capital                                                         1,021                120
Retained earnings                                                                 14,543              5,909
Accumulated other comprehensive (loss)                                              (876)              (102)
                                                                                ___________________________
     Total shareholders' equity                                                   49,094             39,714
                                                                                ___________________________
     Total liabilities and shareholders' equity                                 $721,979           $536,520
                                                                                ===========================

The accompanying notes are an integral part of the financial statements.






                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        Year Ended December 31,
                                                           ________________________________________________
                                                           2006               2005               2004
                                                           ________________________________________________

Interest Income:
Loans                                                      $  48,248           $  31,983          $  18,378
Federal funds sold                                             3,990               1,703                546
Investment securities available for sale                         724                 432                533
                                                           ________________________________________________
     Total interest income                                    52,962              34,118             19,457
                                                           ________________________________________________

Interest Expense:
Deposits                                                      13,182               5,874              2,874
Other                                                          1,089                 741                 22
                                                           ________________________________________________
    Total interest expense                                    14,271               6,615              2,896
                                                           ________________________________________________

Net interest income                                           38,691              27,503             16,561
Provision for credit losses                                    1,372               2,162              1,671
                                                           ________________________________________________
Net interest income after provision
     for credit losses                                        37,319              25,341             14,890
                                                           ________________________________________________

Non-Interest Income:
Gain on sale of SBA loans                                      1,320               2,290              2,737
SBA loan servicing fee income                                    548                 528                358
Service charges on deposit accounts                              498                 354                362
Other non-interest income                                      1,471               1,025                398
                                                           ________________________________________________
     Total non-interest income                                 3,837               4,197              3,855
                                                           ________________________________________________

Operating Expenses:
Salaries and benefits                                         17,417              12,127              8,081
Occupancy                                                      2,132               1,652              1,420
Data services                                                  1,528               1,085                763
Marketing                                                      1,081                 925                612
Third party services                                             925               1,065                 95
Professional services                                            825                 746                645
Furniture and equipment                                          701                 583                585
Deposit services/supplies                                        525                 401                311
Other                                                          2,145               1,397              1,084
                                                           ________________________________________________
     Total operating expenses                                 27,279              19,981             13,596
                                                           ________________________________________________

Income before income taxes                                    13,877               9,557              5,149
Income taxes                                                   5,243               3,832              2,112
                                                           ________________________________________________
Net income                                                 $   8,634           $   5,725          $   3,037
                                                           ================================================

Basic earnings per share                                   $    1.38           $    0.93          $    0.50
                                                           ================================================
Diluted earnings per share                                 $    1.27           $    0.85          $    0.46
                                                           ================================================
Average common shares outstanding                          6,274,051           6,164,898          6,063,028
                                                           ================================================
Average common and equivalent shares
  outstanding                                              6,816,700           6,730,947          6,595,413
                                                           ================================================

The accompanying notes are an integral part of the financial statements.





                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                Common Stock and                     Accumulated     Total
                                            Additional Paid in Capital                 Other        Share-
                                            __________________________  Retained    Comprehensive  holders'
                                              Shares       Amount       Earnings    Income (loss)   Equity
                                              _______________________________________________________________

Balance at December 31, 2003                  6,051,646     $ 32,800      $ (2,853)         $ 7      $ 29,954

Stock options exercised                          46,051          257             -            -           257

Other comprehensive income- unrealized
  loss on securities available for sale, net          -            -             -         (126)         (126)

Net income for the year                               -            -         3,037            -         3,037

                                              _______________________________________________________________
Balance at December 31, 2004                  6,097,697     $ 33,057         $ 184       $ (119)     $ 33,122
                                              ===============================================================

Stock options exercised                         129,899          730             -            -           730

Tax benefit from exercise of
  non qualified stock options                         -          120             -            -           120

Other comprehensive income- unrealized
  gain on securities available for sale, net          -            -             -           17            17

Net income for the year                               -            -         5,725            -         5,725

                                              _______________________________________________________________
Balance at December 31, 2005                  6,227,596     $ 33,907       $ 5,909       $ (102)     $ 39,714
                                              ===============================================================

Stock options exercised                          91,098          619             -            -           619

Tax benefit from exercise of
  non qualified stock options                         -          141             -            -           141

Stock based compensation                              -          760             -            -           760

Other comprehensive income                            -            -             -         (774)         (774)

Net income for the year                               -            -         8,634            -         8,634

                                              _______________________________________________________________
Balance at December 31, 2006                  6,318,694     $ 35,427      $ 14,543       $ (876)     $ 49,094
                                              ===============================================================

The accompanying notes are an integral part of the financial statements.




                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                              Year Ended December 31,
                                                                       _____________________________________
                                                                        2006           2005          2004
                                                                       _____________________________________

Cash Flows From Operating Activities:

  Net income                                                           $   8,634      $  5,725      $  3,037
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                          1,372         2,162         1,671
      Depreciation and amortization                                          840           853           908
      Stock based compensation                                               760             -             -
      Proceeds from loan sales                                            51,359        66,578        84,889
      Loans originated for sale                                          (66,268)      (69,843)      (68,459)
      Increase in accrued interest receivable and other assets            (4,290)       (4,747)       (3,102)
      Increase in accrued interest payable and other liabilities           2,478         2,176         2,314
                                                                       _____________________________________
          Net cash (used in) provided by operating activities             (5,115)        2,904        21,258
                                                                       _____________________________________

Cash Flows From Investing Activities:

  Purchase of securities available for sale                              (41,984)      (50,394)      (17,554)
  Proceeds from maturities of securities available for sale               10,625        64,300        15,200
  Net increase in loans                                                  (85,752)     (142,097)     (116,515)
  Purchase of life insurance                                                   -             -        (8,000)
  Purchase of fixed assets                                                (2,085)         (935)       (1,417)
                                                                       _____________________________________
          Net cash used in investing activities                         (119,196)     (129,126)     (128,286)
                                                                       _____________________________________

Cash Flows From Financing Activities:

  Net increase in deposits                                               176,830       115,702       106,062
  Proceeds from sale of common stock                                         619           850           257
  Increase in other borrowings                                            (4,473)       10,000        12,372
                                                                       _____________________________________
         Net cash provided by financing activities                       172,976       126,552       118,691
                                                                       _____________________________________

Net Increase in Cash and Equivalents:                                     48,665           330        11,663
Cash and equivalents at beginning of period                               69,540        69,210        57,547
                                                                       _____________________________________
Cash and equivalents at end of period                                  $ 118,205      $ 69,540      $ 69,210
                                                                       =====================================

Other Cash Flow Information:
  Cash paid for interest                                               $  14,082      $  6,554      $  2,694
                                                                       =====================================
  Cash paid for income taxes                                           $   6,895      $  4,665      $  2,101
                                                                       =====================================

The accompanying notes are an integral part of the financial statements.


BRIDGE CAPITAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004


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

On October 1, 2004, the Bank announced completion of a bank holding company structure which was approved by shareholders at the Bank's annual shareholders' meeting held on May 20, 2004. The bank holding company, formed as a California corporation, is named Bridge Capital Holdings. Information in this report dated prior to September 30, 2004 is for Bridge Bank, N.A.

Bridge Capital Holdings (the "Company") was formed for the purpose of serving as the holding company for Bridge Bank, N.A. and is supervised by the Board of Governors of the Federal Reserve System. Effective October 1, 2004, Bridge Capital Holdings acquired 100% of the voting shares of Bridge Bank, N.A.. As a result of the transaction, the former shareholders of Bridge Bank, N.A. received one share of common stock of Bridge Capital Holdings for every one share of common stock of Bridge Bank, N.A. owned.

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


CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and highly liquid debt instruments purchased with an original maturity of three months or less. The Company is required to maintain non-interest earning cash reserves against certain of the deposit accounts. As of December 31, 2006, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $6.5 million were maintained.


SECURITIES - The Company classifies its investment securities into two categories, available for sale and held to maturity, at the time of purchase. Securities available for sale are reported at fair value with net unrealized holding gains or losses, net of tax, recorded as a separate component of shareholders' equity. Securities held to maturity are measured at amortized cost based on the Company's positive intent and ability to hold the securities to maturity. As of December 31, 2006 and 2005, all of the Company's securities were classified as available for sale.

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


LOANS HELD FOR SALE - Small Business Administration ("SBA") loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized gains are recognized through a valuation allowance by credits to income. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of loans are included in non-interest income.

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

OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") consist of properties acquired through foreclosure. The Company values these properties at the lower of cost or fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis. The Company charges against the allowance for credit losses any losses arising at the time of acquisition of such properties. After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs. If the Company records any write-downs or losses from disposition of such properties after acquiring them, it includes this amount in other non-interest expense. Development and improvement costs relating to OREO are capitalized (assuming they are recoverable). The Company has no OREO at December 31, 2006 or 2005.

INCOME TAXES - Deferred tax assets and liabilities are recognized at currently enacted rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled. Deferred income taxes are provided on income and expense items recognized in different periods for financial statement and tax reporting purposes.

STOCK-BASED COMPENSATION - On January 1, 2006, the Company implemented SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded an incremental $760,000 ($710,000 net of tax) of stock-based compensation expense during 2006 as a result of the adoption of SFAS No. 123R. The impact of implementing SFAS No. 123R reduced basic earnings per share by $0.11 and diluted earnings per share by $0.06 for the year ended December 31, 2006.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2006. As of December 31, 2006, $3.5 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 5 years. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004 was $587,000, $429,000, and $438,000, respectively.

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during 2005 and 2004 (in thousands, except per share amounts):

                                            Year ended December 31,
                                            _______________________
(dollars in thousands, except share data)      2005        2004
                                              ___________________

Net income                                    $ 5,725     $ 3,037

Stock based employee
compensation, net of tax, that
would have been included in
the determination of net
income if the fair value method
had been applied to all awards                   (317)       (214)
                                              ___________________
Pro forma net income                          $ 5,408     $ 2,823
                                              ===================
Basic earnings per share:
  As reported                                 $  0.93     $  0.50
  Pro forma                                   $  0.88     $  0.47
Diluted earnings per share:
  As reported                                 $  0.85     $  0.46
  Pro forma                                   $  0.80     $  0.43


RECENT ACCOUNTING ANNOUNCEMENTS - In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154, effective January 1, 2006, did not have any impact on our financial condition or operating results.

In February 2006, the Financial Accounting standards Board released SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 establishes, amount other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company for January 1, 2007, SFAS No. 155 is not expected to have any impact on our financial position, results of operations or cash flows.

In March 2006, the Financial Accounting standards Board released SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment of SFAS Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have a material on the Company's financial position, results of operations or cash flows.

In June 2006, the Financial Accounting standards Board issued FIN No. 48, "Accounting for Uncertainty in Income Taxes". This interpretation clarifies the accounting for uncertainty in income taxes in a company's financial statements, in accordance with SFAS No. 109, "Accounting for Income Taxes", by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not expect FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, to have a material impact on our financial condition or operating results.

In September 2006, the Financial Accounting standards Board issued SFAS No. 157, "Fair Value Measurement", a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. We will adopt SFAS No. 157 on January 1, 2008, and we do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition or operating results.

In September 2006, the Financial Accounting standards Board issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The standard will make it easier for investors, employees, retirees and others to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. Specifically, SFAS No. 158 requires an employer to (a) recognize in its balance sheet an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported as a component of other comprehensive income. The adoption of SFAS No. 158 did not have a material impact on our financial condition or operating results. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006. See Note 10 to the financial statements.

RECLASSIFICATIONS  -  Certain   reclassifications  were  made  to  prior  years'
presentations to conform to the current year. These reclassifications had no effect on net income or earnings per share.

COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income" requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had accumulated other comprehensive losses totaling ($876,000), net of tax, at December 31, 2006, ($102,000), net of tax, at December 31, 2005 and ($119,000),
net of tax, at December 31, 2004.



(dollars in thousands)                                      Year ended December 31,
                                             _____________________________________________________
                                              2006                   2005                   2004
                                             _____________________________________________________

Net income                                   $ 8,634                $ 5,725                $ 3,037

Other comprehensive earnings-
   Net unrealized gains (losses) on
    FAS 158 adjustment-supplemental
    executive retirement plan                   (711)
   Net unrealized gains (losses) on
    cash flow hedges                            (114)
   Net unrealized gains (losses) on
     securities available for sale                51                     17                   (126)
                                             _____________________________________________________

Total comprehensive income                   $ 7,860                $ 5,742                $ 2,911
                                             =====================================================


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


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

The Company's objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses an interest rate swap as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2006, the derivative was used to hedge the variable cash flows associated with $50.0 million of existing variable-rate assets.

As of December 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At December 31, 2006, derivatives with a fair value of $183,000 were included in other liabilities. The change in net unrealized losses of $183,000 (net of income tax benefit of $69,000) in 2006 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in comprehensive income. No hedge ineffectiveness on cash flow hedges was recognized during 2006.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company's variable-rate assets. The change in net unrealized losses on cash flow hedges reflects a reclassification of $12,000 of net unrealized losses from accumulated other comprehensive income to interest income during 2006. During 2007, the Company estimates that $174,000 will be reclassified.



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



(dollars in thousands, except share data)                                            Year ended December 31,
                                                                      ____________________________________________________
                                                                         2006                 2005                 2004
                                                                      ____________________________________________________

Net income                                                            $    8,634           $    5,725           $    3,037
Weighted average shares used in computing:

Basic common  shares                                                   6,274,051            6,164,898            6,063,028
Dilutive potential common shares related to stock options
  and restricted stock, using the treasury stock method                  542,649              566,049              532,385
                                                                      ____________________________________________________
Total average common shares and equivalents                            6,816,700            6,730,947            6,595,413

Basic earnings  per share                                             $     1.38           $     0.93           $     0.50
                                                                      ====================================================
Diluted earnings per share                                            $     1.27           $     0.85           $     0.46
                                                                      ====================================================



There were 331,265 options (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period(s) presented.

3.       SECURITIES


The amortized cost and estimated fair values of securities are as follows:




(dollars in thousands)                                             As of December 31, 2006
                                             ______________________________________________________________
                                                                      Gross Unrealized
                                             Amortized             ______________________           Fair
                                               Cost                Gains           Losses           Value
                                             ______________________________________________________________

U.S. government treasury securities             $ 200               $ -               $ -             $ 200
U.S. government agency securities              43,815                24              (106)           43,733
                                             ______________________________________________________________
Total seurities available for sale             44,015                24              (106)           43,933
                                             ______________________________________________________________

Total investment securities                  $ 44,015              $ 24            $ (106)         $ 43,933
                                             ==============================================================


                                                                   As of December 31, 2005
                                             ______________________________________________________________
                                                                      Gross Unrealized
                                             Amortized             ______________________           Fair
                                               Cost                Gains           Losses           Value
                                             ______________________________________________________________

U.S. government treasury securities             $ 199               $ -               $ -             $ 199
U.S. government agency securities              12,355                 -              (171)           12,184

Total seurities available for sale             12,554                 -              (171)           12,383
                                             ______________________________________________________________

Total investment securities                  $ 12,554               $ -            $ (171)         $ 12,383
                                             ==============================================================


                                                                   As of December 31, 2004
                                             ______________________________________________________________
                                                                      Gross Unrealized
                                             Amortized             ______________________           Fair
                                               Cost                Gains           Losses           Value
                                             ______________________________________________________________

U.S. government treasury securities             $ 100               $ -               $ -             $ 100
U.S. government agency securities              26,400                 -              (202)           26,198
                                             ______________________________________________________________
Total seurities available for sale             26,500                 -              (202)           26,298
                                             ______________________________________________________________

Total investment securities                  $ 26,500               $ -            $ (202)         $ 26,298
                                             ==============================================================



As of December 31, 2006, investment securities with carrying values of approximately $200,000 were pledged as collateral. As of December 31, 2006, $36,000 in unrealized losses was attributable to securities positioned for the period greater than 12 months. The unrealized losses on investments in U.S. Government agency securities which have been in an unrealized loss position for one year or longer as of December 31, 2006 (a total of 2 securities), were caused by market interest rate increases subsequent to the purchase of the securities. Because the Bank has the ability to hold these investments until a recovery in fair value, which may be maturity, the unrealized losses on these investments are not considered to be other-than-temporarily impaired as of December 31, 2006.

The scheduled maturities of securities (other than equity securities) available for sale at December 31, 2006, 2005 and 2004 were as follows:



(dollars in thousands)                                           December 31, 2006
                                                          _______________________________
                                                          Amortized                Fair
                                                            Cost                   Value
                                                          _______________________________

Due in one year or less                                   $ 17,042               $ 16,993
Due after one year through five years                       26,973                 26,940
Due after five years through ten years                           -                      -
Due after ten years                                              -                      -
                                                          _______________________________
Total securities available for sale                         44,015                 43,933
                                                          _______________________________

Total Investment securities                               $ 44,015               $ 43,933
                                                          ===============================


                                                                 December 31, 2005
                                                          _______________________________
                                                          Amortized                Fair
                                                            Cost                   Value
                                                          _______________________________

Due in one year or less                                   $ 10,536               $ 10,429
Due after one year through five years                        2,018                  1,954
Due after five years through ten years                           -                      -
Due after ten years                                              -                      -
                                                          _______________________________
Total securities available for sale                         12,554                 12,383
                                                          _______________________________

Total Investment securities                               $ 12,554               $ 12,383
                                                          ===============================


                                                                 December 31, 2004
                                                          _______________________________
                                                          Amortized                Fair
                                                            Cost                   Value
                                                          _______________________________

Due in one year or less                                   $ 14,116               $ 14,074
Due after one year through five years                       12,384                 12,224
Due after five years through ten years                           -                      -
Due after ten years                                              -                      -
                                                          _______________________________
Total securities available for sale                         26,500                 26,298
                                                          _______________________________

Total Investment securities                               $ 26,500               $ 26,298
                                                          ===============================


4.       LOANS AND ALLOWANCES FOR CREDIT LOSSES


The following summarizes loans and activity in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004.



A SUMMARY OF LOANS IS AS FOLLOWS:
(dollars in thousands)                                                   As of December 31,
                                                         ___________________________________________________
                                                           2006                 2005                 2004
                                                         ___________________________________________________

Commercial                                               $ 197,174            $ 182,396            $ 100,681
SBA                                                         59,888               46,867               45,251
Real estate construction                                   103,710               84,792               42,323
Real estate other                                          115,313               83,748               80,044
Factoring and asset based lending                           56,924               38,184               22,342
Other                                                        7,771                4,011                3,945
                                                         ___________________________________________________
  Total gross loans                                        540,780              439,998              294,586
Unearned fee income                                         (1,495)              (1,395)                (973)
                                                         ___________________________________________________
  Total loan portfolio                                     539,285              438,603              293,613
Less allowance for credit losses                            (7,329)              (5,936)              (4,146)
                                                         ___________________________________________________
     Total loan portfolio, net                           $ 531,956            $ 432,667            $ 289,467
                                                         ===================================================


ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES:
(dollars in thousands)                                                   As of December 31,
                                                         ___________________________________________________
                                                           2006                 2005                 2004
                                                         ___________________________________________________

Balance, beginning of period                               $ 5,936              $ 4,146              $ 2,683
Provision for credit losses                                  1,372                2,162                1,671
Charge-offs                                                      -                 (384)                (240)
Recoveries                                                      21                   12                   32
                                                         ___________________________________________________
Balance, end of period                                     $ 7,329              $ 5,936              $ 4,146
                                                         ===================================================



There were two loans on non-accrual at December 31, 2006 totaling $437,000, one non-accrual loan at December 31, 2005 totaling $2.3 million, and two non-accrual loans at December 31, 2004 totaling $1.0 million. At December 31, 2006, the two non-accrual loans consisted of commercial loans secured by business assets and real property with values in excess of the carrying value of the loans. At December 31, 2005, the non-accrual loans consisted of one commercial loan secured by business assets and real property with values in excess of the carrying value of the loan. At December 31, 2004, the non-accrual loans consisted of two SBA loans of which $712,000 was guaranteed by the U.S. Government. The remaining balance of $314,000 was secured by business assets and real property. Of the two loans on non-accrual at December 31, 2004, one loan was determined to be impaired and its carrying value reflects the fair value of the collateral securing the loan.

Income on such loans is only recognized to the extent that cash is received and where the future collection of principal is probable. Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

At December 31, 2006, 2005, and 2004, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

There was no OREO at December 31, 2006, 2005, or 2004.

5.       PREMISES AND EQUIPMENT


Premises and equipment are comprised of the following:



(dollars in thousands)                                                      As of December 31,
                                                             _________________________________________________
                                                              2006                 2005                 2004
                                                             _________________________________________________

Leasehold improvements                                       $ 3,374              $ 1,981              $ 1,590
Furniture and equipment                                        2,047                1,752                1,488
Capitalized software                                           1,691                1,344                1,066
                                                             _________________________________________________
     Premises and equipment                                    7,112                5,077                4,144
Less accumulated depreciation and amortization                (3,633)              (2,740)              (1,929)
                                                             _________________________________________________
     Premises and equipment, net                             $ 3,479              $ 2,337              $ 2,215
                                                             =================================================



Depreciation and amortization amounted to $943,000, $813,000 and $717,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and have been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.



6.       DEPOSITS


The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of December 31, 2006, 2005 and 2004.




(dollars in thousands)                                              As of December 31,
                                       _____________________________________________________________________________
                                               2006                       2005                        2004
                                       _____________________________________________________________________________
                                       Amount       Percent       Amount        Percent       Amount       Percent
                                       _____________________________________________________________________________

Noninterest-bearing  demand            $ 198,639       30.80%     $ 185,557        39.64%     $ 126,895       36.00%
Interest-bearing demand                    3,901        0.60%         2,866         0.61%         3,946        1.12%
Money market and savings                 333,838       51.76%       210,011        44.86%       169,801       48.18%
Certificates of deposit:
  Less than $100                          28,918        4.48%        19,228         4.11%        16,182        4.59%
  $100 and more                           79,691       12.36%        50,496        10.79%        35,632       10.11%
                                       _____________________________________________________________________________

Total deposit portfolio                $ 644,987      100.00%     $ 468,158       100.00%     $ 352,456      100.00%
                                       =============================================================================



Deposits at December 31, 2006 included $27.3 million, or 4.2% of the total, in title and escrow company account balances compared to $70.6 million, or 15.1% at December 31, 2005 and $55.3 million, or 15.6% at December 31, 2004.

At December 31, 2006, time deposits of $100,000 or more have remaining maturities as follows:

                       (in thousands)

                       3 months or less                      $ 41,905
                       Over 3 months to 6 months               11,547
                       Over 6 months to 12 months              11,318
                       Over 1 year to 5 years                  14,921
                                                             ________
                           TOTAL                             $ 79,691
                                                             ========

At December 31, 2006, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)


                       2007                                  $ 82,713
                       2008                                    18,947
                       2009                                     6,750
                       2010                                       199
                                                             ________
                                                             $108,609
                                                             ========


7.       JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS


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


OTHER BORROWINGS

There were no other borrowings at December 31, 2006. Other borrowings at December 31, 2005 were comprised of one advance from the Federal Home Loan Bank of San Francisco for $10,000,000 with a fixed rate of 4.38% and a maturity date of January 6, 2006. The advance was secured by loans totaling approximately $16.0 million.

As of December 31, 2006, the Bank had a total borrowing capacity of approximately $113.0 million. The Bank also has unsecured borrowing lines with correspondent banks totaling $27.0 million. At December 31, 2006, there were no balances outstanding on these lines.


8.       INCOME TAXES


Income tax expense (benefit) consists of the following for the years ended December 31, 2006, 2005 and 2004:



(dollars in thousands)                             Year ended December 31,
                                      _________________________________________________
                                       2006                 2005                 2004
                                      _________________________________________________

Current:

  Federal                             $ 5,058              $ 4,081              $ 1,826
  State                                 1,525                1,057                  489
                                      _________________________________________________
     Total current                      6,583                5,138                2,315
                                      _________________________________________________

Deferred:
  Federal                                (982)              (1,006)                (211)
  State                                  (358)                (300)                   8
                                      _________________________________________________
    Total deferred                     (1,340)              (1,306)                (203)
                                      _________________________________________________
       Income tax provision           $ 5,243              $ 3,832              $ 2,112
                                      =================================================



Deferred income taxes reflect the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2006, 2005 and 2004 are as follows:




(dollars in thousands)                             Year ended December 31,
                                      _________________________________________________
                                       2006                 2005                 2004
                                      _________________________________________________

Deferred tax assets (liability):
  Deferred loan fee                   $   523              $    488             $   340
  Allowance for credit losses           2,276                 1,756               1,246
  Deferred pre-opening expenses            15                    29                 153
  State income taxes                    1,343                   957                 536
  Fixed assets                            115                   (27)               (113)
  Other                                    (3)                  292                   -
  Accrued expenses                        656                    91                 119
                                      _________________________________________________
Net Deferred Tax Asset                $ 4,925              $  3,586             $ 2,281
                                      =================================================



In addition to the above net deferred tax asset, the Company has additional deferred tax assets arising from adjustments to other comprehensive income aggregating $575,000 as of December 31, 2006.

The effective tax rate differs from the federal statutory rate as follows:



                                                               Year ended December 31,
                                                  ________________________________________________
                                                   2006                 2005                 2004
                                                  ________________________________________________

Federal statutory rate                            35.00%               35.00%               35.00%
State income tax, net of federal effect            5.47%                5.15%                6.27%
BOLI income                                       -0.81%               -1.38%                0.00%
Other, net                                        -1.88%                1.33%               -0.25%
                                                  ________________________________________________
     Income taxes                                 37.78%               40.10%               41.02%
                                                  ================================================


9.       STOCK BASED COMPENSATION


On May 18, 2006, the Company's shareholders approved the 2006 Equity Incentive Plan (the "Plan") which supersedes the Stock Option Plan that was established in 2001. The total authorized shares that are available for issuance under the Plan is 500,000 shares. The Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock awards; restricted stock units; performance units; and stock grants. As of December 31, 2006, the Company has issued incentive stock options, nonqualified stock options, and restricted stock awards under the Plan.

Options issued under the Plan may be granted to employees and non-employee directors and may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the market price of the Company's stock on the date of the grant. The term of the option may not exceed 10 years and generally vests over a 4 year period.

Restricted stock awards issued under the Plan may be granted to employees and non-employee directors. The grant price of each award generally equals the market price of the Company's stock on the date of the grant. The awards generally vest after a 5 year period. During the period of restriction, participants holding restricted stock awards have full voting and dividend rights on the shares.

At the time the 2006 Equity Incentive Plan was adopted, the total authorized shares available for issuance under the 2001 Stock Option Plan was 1,813,225 shares and the number of shares available for future grant was 253,577 shares. As the 2006 Equity Incentive Plan supersedes the 2001 Stock Option Plan, no further grants may be made under the 2001 plan and as such, the 253,577 shares that were available for future grant under the 2001 plan may no longer be awarded.

As of December 31, 2006, there were 1,481,728 shares underlying outstanding awards under the Company's stock-based compensations plans and 279,185 shares available for future grants under the 2006 Equity Incentive Plan.

A summary of the Company's stock option awards as of December 31, 2006, 2005, and 2004 and changes during the periods ended on those date are presented below:

                                             Stock Option Awards Outstanding
                                              _____________________________
                                               Number      Weighted Average
                                              of Shares     Exercise Price
                                              _____________________________

Balances, December 31, 2003                   1,108,925         $ 5.65

Granted                                         193,850         $13.14
Exercised (aggregate intrinsic value
  of $367,000)                                  (46,051)        $ 5.58
Cancelled                                          (750)        $ 6.44
Expired                                               -              -
                                              ________________________

Balances, December 31, 2004                   1,255,974         $ 6.81

Granted                                         235,750         $15.30
Exercised (aggregated intrinsic value
  of $1.4 million)                             (129,899)        $ 5.62
Cancelled                                       (26,488)        $14.08
Expired                                               -              -
                                              ________________________

Balances, December 31, 2005                   1,335,337         $ 8.30

Granted                                         267,935         $20.92
Exercised (aggregate intrinsic value
  of $1.2 million)                              (91,098)        $ 6.79
Cancelled                                       (61,576)        $14.96
Expired                                               -              -
                                              ________________________
Balances, December 31, 2006                   1,450,598         $10.48
                                              ========================


The following table summarizes information about stock options outstanding at December 31, 2006.




                            Stock Option Awards Outstanding            Stock Option Awards Exercisable
                           _______________________________________________________________________________
                                          Weighted     Weighted                  Weighted         Weighted
                                         remaining     exercise                 remaining         exercise
   Exercise Price range     Shares      life (years)    price       Shares     life (years)        price
__________________________________________________________________________________________________________

       $ 5.00 - $ 5.99       580,275        4.2        $ 5.00       580,275          4.2          $  5.00
       $ 6.00 - $12.99       375,638        6.1        $ 8.73       301,775          5.9          $  7.94
       $13.00 - $15.99       202,550        8.3        $14.85        55,885          8.3          $ 14.84
       $16.00 - $20.99       158,400        9.3        $19.08         7,423          8.9          $ 17.68
       $21.00 - $22.99       133,735        9.8        $22.39             -            -          $     -
                           _______________________________________________________________________________
                           1,450,598        6.4        $10.48       945,358          5.0          $  6.62
                           ===============================================================================


The aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2006 was $14.7 million and $13.1 million, respectively.

A summary of the Company's non-vested shares of restricted stock awards as of December 31, 2006, and changes during the period ended on that date is presented below:

                                         Non-Vested Restricted Stock Awards
                                         __________________________________
                                                               Weighted
                                             Number          Average Grant
                                            of Shares       Date Fair Value
                                         ________________  ________________

Balances, December 31, 2005                            -    $           -

Granted                                           31,130    $         22.42
Vested                                                 -    $           -
Forfeited                                              -    $           -
                                         ________________  ________________

Balances, December 31, 2006                       31,130    $         22.42
                                         ================  ================

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

The weighted average assumptions used for 2006, 2005, and 2004 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:


                                 Year ended December 31,
                            __________________________________
                              2,005        2,004       2,003
                            __________________________________

Expected life               60 months    58 months   60 months

Stock Volatility                32.9%        24.8%       21.9%

Risk free interest rate          4.7%         3.7%        3.2%

Dividend yield                  0.00%        0.00%       0.00%

Fair value per share        $    9.36    $    6.10   $    3.48



10.      PENSION BENEFIT PLANS


Effective August 1, 2004, the Bank established the Supplemental Executive Retirement Plan (SERP), an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to a select group of key executives and senior officers based on years of service and final average salary. The Bank uses a December 31 measurement date for this plan.

The following table reflects the accumulated benefit obligation and funded status of the SERP for the years ended December 31, 2006 and 2005.



(dollars in thousands)                                     Year ended December 31,
                                                        ______________________________
                                                           2006               2005
                                                        ______________________________

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                 $ 1,680,169        $ 1,213,358
Service cost                                                386,985            311,438
Interest cost                                               117,283             91,488
Amendments                                                        -                  -
Actuarial (gains)/losses                                    166,351             63,885
Acquisitions/(divestitures)                                       -                  -
Expected benefits paid                                            -                  -
                                                        ______________________________
Projected benefit obligation at end of year             $ 2,350,788        $ 1,680,169
                                                        ==============================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year          $         -        $         -
Actual return on plan assets                                      -                  -
Acquisitions/(divestitures)                                       -                  -
Employer contributions                                            -                  -
Expected benefits paid                                            -                  -
                                                        ______________________________
Fair value of plan assets at end of year                $         -        $         -
                                                        ==============================

Funded status                                           $(2,350,788)       $(1,680,169)
Unrecognized net actuarial (gain) loss                      230,236             63,885
Unrecognized prior service cost                             852,099            922,342
Unrecognized net transition obligation (asset)                    -                  -
                                                        ______________________________
(Accrued)/prepaid benefit cost                          $(1,268,453)       $  (693,942)
                                                        ==============================

Unfunded projected/accumulated benefit obligation       $(2,350,788)       $  (925,200)
                                                        ______________________________
Additional liability                                    $(1,082,335)       $  (231,258)
                                                        ==============================

Intangible asset                                        $         -        $   231,257
                                                        ______________________________
Impact on retained earnings                             $(2,350,788)       $  (925,200)
                                                        ==============================

Weighted average assumptions to determine benefit
obligation as of December 31:
     Discount rate                                            5.75%              5.70%
     Rate of compensation increase                            5.00%              5.00%



The components of net periodic benefit cost recognized for the years ended December 31, 2006 and 2005 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2007 are as follows:



(dollars in thousands)                                           Year ended December 31,
                                                      _______________________________________________
                                                        2007              2006                2005
                                                      _______________________________________________

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                          $ 414,159        $   386,985          $ 311,438
Interest cost                                           158,984            117,283             91,488
Expected return on plan assets                                -                  -                  -
Amortization of transition obligation (asset)                 -                  -            220,773
Amortization of prior service cost                       70,243             70,243             70,243
Amortization of actuarial (gains)/losses                      -                  -                  -
                                                      _______________________________________________
Net periodic benefit cost                             $ 643,386        $   574,511          $ 693,942
                                                      ===============================================

                                                      _______________________________________________
Other comprehensive income (cost)                     $  70,243        $(1,082,335)         $       -
                                                      ===============================================


11.      RELATED PARTY TRANSACTIONS


There are no existing or proposed material interests or transactions between the Bank and/or any of its officers or directors outside the ordinary course of the Bank's business.



12.      COMMITMENTS AND CONTINGENT LIABILITIES


LEASE COMMITMENTS

The Bank's Santa Clara, San Jose and Palo Alto locations are leased under non-cancelable operating leases that expire in 2010, 2016 and 2006, respectively. The Bank has renewal options with adjustments to the lease payments based on changes in the consumer price index.

Future minimum annual lease payments are as follows (dollars in thousands):


       Future lease payments
       For years ended December 31,

       2007                                           $   927
       2008                                             1,821
       2009                                             1,853
       2010                                             1,854
       2011                                             1,659
       thereafter                                       7,883
                                                      _________
                                                      $15,997
                                                      =========


Rental expense under operating leases was $1.3 million in 2006, $1.1 million in 2005 and $977,000 in 2004.

OTHER COMMITMENTS

In the normal course of business, there are outstanding commitments to extend credit, which are not reflected in the consolidated financial statements. These commitments involve, to varying degrees, credit risk in excess of the amount recognized as either an asset or a liability in the balance sheet. The Bank controls the credit risk through its credit approval process. The same credit policies are used when entering into such commitments. Amounts committed to extend credit under normal lending agreements aggregated approximately $250.1 million for undisbursed variable loan commitments and approximately $12.1 million for commitments under unused letters of credit at December 31, 2006.

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments of $267.6 million, $188.1 million and $99.6 million at December 31, 2006, 2005 and 2004, respectively. The Bank's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2006, no losses are anticipated as a result of these commitments.

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

Undisbursed loan commitments were comprised of the following at December 31, 2006:


       Commercial                                     $ 152,910
       SBA                                                9,242
       Real estate construction                          56,975
       Real estate term                                  32,424
       Factoring/ABL                                      5,297
       Other                                             10,702
                                                      _________

       Total                                          $ 267,550
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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at December 31, 2006, 2005 and 2004. The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest bearing deposits in other banks, demand and savings deposits (see
Note 3 for information regarding securities).



(dollars in thousands)                                Year ended December 31,
                                   _____________________________________________________________
                                              2006                               2005
                                   _____________________________________________________________
                                   Carrying           Fair            Carrying           Fair
                                    Value             Value            Value             Value
                                   _____________________________________________________________

Financial assets:
  Cash and due from banks          $ 24,360          $ 24,360         $ 22,880          $ 22,880
  Federal funds sold                 93,845            93,845           46,660            46,660
  Investments securities             43,933            43,933           12,383            12,383
  Loans and leases, gross           540,780           547,193          439,998           445,798
  Bank owned life insurance           8,777             8,777            8,457             8,457

Financial liabilities:
  Deposits                          644,987           639,784          468,158           464,000
  Trust preferred securities         17,527            17,621           12,372            11,998
  Other borrowings                        -                 -           10,000            10,000



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


COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

Commitments to extend credit and standby letters of credit are issued in the normal course of business by the Bank. Commitments to extend credit are issued with variable interest rates tied to market interest rates at the time the commitments are funded and the amount of the commitments equals their fair value. Standby letters of credit are supported by commitments to extend credit with variable interest rates tied to market interest rates at the time the commitments are funded.



14.      BRIDGE CAPITAL HOLDINGS


The following are the financial statements of Bridge Capital Holdings (parent company only):



                                 BALANCE SHEETS

(dollars in thousands)                                                  As of December 31,
                                                                    __________________________
                                                                      2006              2005
                                                                    __________________________

Assets:
Cash and due from banks                                             $  2,790          $  1,979
Investment in bank & subsidiaries                                     63,435            50,018
Other assets                                                             432               130
                                                                    __________________________
Total Assets                                                        $ 66,657          $ 52,126
                                                                    ==========================

Liabilities:
Junior Subordinated Debt                                            $ 17,527          $ 12,372
Other liabilities                                                         36                41
                                                                    __________________________
Total Liabilities                                                     17,563            12,413
                                                                    __________________________

Capital:
Common stock                                                          35,428            33,908
Retained earnings                                                      5,908               183
Current year net income                                                8,634             5,725
Other Comprehensive income                                              (876)             (102)
                                                                    __________________________
Total Capital                                                         49,094            39,714
                                                                    __________________________

Total Liabilities and Capital                                       $ 66,657          $ 52,126
                                                                    ==========================



                            STATEMENTS OF OPERATIONS


(dollars in thousands)                                       Year ended December 31,
                                                   ___________________________________________
                                                    2006              2005              2004
                                                   ___________________________________________

Interest income                                    $    87          $     31          $      4
Interest expense                                       960               704                22
Noninterest expense                                    200               174               106
                                                   ___________________________________________

Income before income taxes                          (1,073)             (847)             (124)
Income taxes                                           432                 -                 -
                                                   ___________________________________________
Income before undistributed income
  of the bank                                         (641)             (847)             (124)
Equity in undistributed income of the bank           9,275             6,572             3,161
                                                   ___________________________________________
Net income                                         $ 8,634          $  5,725          $  3,037
                                                   ===========================================





                     STATEMENTS OF CASH FLOWS

(dollars in thousands)                                                       Year ended December 31,
                                                                   ___________________________________________
                                                                    2006              2005              2004
                                                                   ___________________________________________

Cash Flow From Operating Activities:
  Net income (loss)                                                $ 8,634           $ 5,725           $ 3,037
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in undistributed (earnings) of subsidiaries            (9,275)           (6,572)           (3,161)
      Net change in other assets                                      (161)               (9)                -
      Net change in other liabilities                                   (6)               10                31
                                                                   ___________________________________________
Net cash (used in) provided by operating activities                   (808)             (846)              (93)
                                                                   ___________________________________________

Cash Flow From Investing Activities:
Investment in subsidiary                                            (4,155)                            (10,441)
                                                                   ___________________________________________
Net cash provided by financing activities                           (4,155)                -           (10,441)
                                                                   ___________________________________________

Cash Flow From Financing Activities:
  Proceeds from sale of Common stock                                   619               730               257
  Proceeds from issuance of junior subordinated debentures           5,155                              12,372
                                                                   ___________________________________________
Net cash provided by financing activities                            5,774               730            12,629
                                                                   ___________________________________________

Net increase (decrease) in cash and equivalents                        811              (116)            2,095
Cash and equivalents at beginning of period                          1,979             2,095                 -
                                                                   ___________________________________________
Cash and equivalents at end of period                              $ 2,790           $ 1,979           $ 2,095
                                                                   ===========================================



15.      REGULATORY MATTERS


The Bank and the Holding Company are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which they are subject.

The following table shows the Company's capital ratios at December 31, 2006 and 2005 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.



(dollars in thousands)                                       As of December 31,
                                         ___________________________________________________________
                                                     2006                            2005
                                          __________________________________________________________
                                           Amount            Ratio          Amount            Ratio
                                          __________________________________________________________

COMPANY CAPITAL RATIOS
Tier 1 Capital                            $ 66,533           10.52%       $ 51,593            10.38%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement        $ 25,293            4.00%       $ 19,879             4.00%

Total Capital                             $ 74,229           11.74%       $ 57,529            11.58%
(to Risk Weighted Assets)
Total capital minimum requirement         $ 50,587            8.00%       $ 39,758             8.00%

Company leverage
Tier 1 Capital                            $ 66,533           10.97%       $ 51,593            11.07%
(to Average Assets)
Total capital minimum requirement         $ 24,260            4.00%       $ 18,638             4.00%



BANK RISK BASED CAPITAL RATIOS
Tier 1 Capital                            $ 64,145           10.15%       $ 49,748            10.49%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement        $ 25,272            4.00%       $ 18,970             3.82%

Total Capital                             $ 71,474           11.31%       $ 55,684            11.74%
(to Risk Weighted Assets)
Total capital minimum requirement         $ 50,544            7.99%       $ 37,939             7.63%

Bank leverage
Tier 1 Capital                            $ 64,145           10.59%       $ 49,748             9.98%
(to Average Assets)
Total capital minimum requirement         $ 24,240            4.00%       $ 19,931             4.00%


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


There are no current or anticipated changes in, or disagreements with, accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.



ITEM 9A. CONTROLS AND PROCEDURES


DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, the Company's management evaluated the effectiveness, as of December 31, 2006, of the Company's disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.


INTERNAL CONTROL OVER FINANCIAL REPORTING

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management's report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that as of December 31, 2006, the Company's internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company's financial statements included in the Annual Report, issued an audit report on management's assessment of the Company's internal control over financial reporting. Vavrinek, Trine, Day & Co.'s audit report appears on Page 49.



ITEM 9B.  OTHER INFORMATION


Not applicable

                                   PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2007 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).


ITEM 11.  EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2007 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following chart provides information as of December 31, 2006 concerning the Company's equity compensation plans:


                                  (A)                      (B)                        (C)
                          Number of securities       Weighted average        Number of securities
                           to be issued upon         grant price of          remaining available
                              exercise of          outstanding options,       for future issuance
                          outstanding options,      restricted stock,            under equity
                          warrants, and rights    warrants, and rights        compensation plans
                                                                            (excluding securities
                                                                            reflected in column (A)
                          ____________________     ____________________     _______________________

Equity compensation
plans approved by
security holders               1,481,728                  $10.74                    279,185

Equity compensation
plans not approved by
security holders                       -                       -                          -
                               _________                  ______                    _______

Total                          1,481,728                  $10.74                    279,185
                               =========                  ======                    =======



The additional information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2007 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).


ITEM 13.  CERTAIN   RELATIONSHIPS   AND   RELATED   TRANSACTIONS,  AND  DIRECTOR
          INDEPENDENCE

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2007 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 2007 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES


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

(b)      See (a) (3).

(c)      See (a) (2).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




BRIDGE CAPITAL HOLDINGS


Date:     MARCH 1, 2007             By: /s/ DANIEL P. MYERS
                                        _________________________________
                                            Daniel P. Myers, President
                                            (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                          Title                      Date
__________________________       ____________________       ____________________



/s/ RICHARD M. BRENNER                Director                March 1, 2007
__________________________       ____________________       ____________________
Richard M. Brenner


/s/ OWEN BROWN                        Director                March 1, 2007
__________________________       ____________________       ____________________
Owen Brown


/s/ DAVID V. CAMPBELL                 Director                March 1, 2007
__________________________       ____________________       ____________________
David V. Campbell


/s/ ROBERT P. GIONFRIDDO              Director                March 1, 2007
__________________________       ____________________       ____________________
Robert P. Gionfriddo

                                      Chairman
/s/ ALLAN C. KRAMER                   Director                March 1, 2007
__________________________       ____________________       ____________________
Allan C. Kramer, M.D.


/s/ ROBERT P. LATTA                   Director                March 1, 2007
__________________________       ____________________       ____________________
Robert Latta


/s/ THOMAS M. QUIGG                   Director                March 1, 2007
__________________________       ____________________       ____________________
Thomas M. Quigg
                                  President, Chief
                                  Executive Officer
/s/ DANIEL P. MYERS                   Director                March 1, 2007
__________________________       ____________________       ____________________
Daniel P. Myers                  (Principal Executive
                                 Officer)


/s/ BARRY A. TURKUS                   Director                March 1, 2007
__________________________       ____________________       ____________________
Barry A. Turkus
                                   Executive Vice
                                  President, Chief
                                  Administrative
                                  Officer, Chief
/s/ THOMAS A. SA                  Financial Officer           March 1, 2007
__________________________       ____________________       ____________________
Thomas A. Sa                        (Principal Financial
                                  and Accounting Officer)

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

(10.2) Bridge Bank, National Association Supplemental Executive Retirement Plan [Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K dated 12/31/04]**

(10.3)      Sublease  for  premises  at  2120  El  Camino  Real,   Santa  Clara,
            California [Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K dated 12/31/04].

(10.4) Bridge Capital Holdings 2006 Equity Incentive Plan [Incorporated by reference to Annex A to the Registrant's Proxy Statement dated 04/07/06].

(10.5) Lease for banking office located at 6601 Koll Center Parkway, City of Pleasanton, County of Alameda, State of California [incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006].

(10.6) Lease for banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California [Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K dated 12/31/04].

(10.7) Lease for banking office located at 3035 Prospect Park Drive, Suite 100, Rancho Cordova, County of Sacramento, State of California [Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K dated 12/31/04].

(10.8) Wire Transfer Service Agreement with BankServ, Inc dated 6/25/02 California [Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K dated 12/31/04].

(10.9) Performance Incentive Compensation Plan California [Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K dated 12/31/04].**

(10.10) Information Technology Services Agreement between Fidelity National Information Services and Bridge Bank, N.A. dated November 17, 2006 and the schedules thereto [incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K, Amendment No. 1, filed 02/16/07].

(10.11) Employment Agreements between Bridge Capital Holdings and Daniel P. Myers, Thomas A. Sa, Timothy W. Boothe, Robert P. Gionfriddo, and Kenneth B. Silveira [incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectfully, to the Registrant's Current Report on Form 8-K filed 02/16/07].**

(10.12) Form of Restricted Stock Purchase Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated 11/16/06].**

(10.13) Form of Stock Option Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan [incorporated by reference to
            Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated 11/16/06].**

(10.14) Amendment to the Company's 2001 Stock Option Plan to permit the net exercise of nonstatutory options [incorporated by reference to
            Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated 11/16/06].**

(10.15) Lease for Principal Executive Office and full service banking office located at 55 Almaden Boulevard, Suite 200, City of San Jose, County of Santa Clara, State of California [incorporated by reference to
            Exhibit 10.16 to the Registrant's Annual Report on Form 10-K dated 12/31/03].

(10.16) Lease for additional space (fourth floor) at the Principal Executive Office located at 55 Almaden Boulevard, Suite 200, City of San Jose, County of Santa Clara, State of California.

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