Form 10-Q
period 2007-03-31
Bridge Capital Holdings
filed 2007-05-03
CIK 1304740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007


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

Yes [ ] No[X]

The  number  of shares of Common  Stock outstanding as of May 3, 2007: 6,415,344

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1        Financial Statements

              Interim Consolidated Balance Sheets                             4

              Interim Consolidated Statements of Operations                   5

              Interim Consolidated Statements of Cash Flows                   6

              Notes to Interim Consolidated Financial Statements              7

Item 2        Management's Discussion and Analysis of Financial              13
              Condition and Results of Operations

Item 3        Quantitative and Qualitative Disclosures About                 25
              Market Risk

Item 4        Controls and Procedures                                        27


PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                              28

Item 1A       Risk Factors                                                   28

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds    28

Item 3        Defaults Upon Senior Securities                                28

Item 4        Submission of Matters to a Vote of Security Holders            28

Item 5        Other Information                                              28

Item 6        Exhibits                                                       28

Signatures                                                                   29

Index to Exhibits                                                            30

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

THE READER SHOULD REFER TO THE MORE COMPLETE DISCUSSION OF SUCH RISKS IN THE COMPANY'S ANNUAL REPORTS ON FORM 10-K.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS




                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
                       Interim Consolidated Balance Sheets
                             (dollars in thousands)

                                                                    (unaudited)
                                                                     March 31,        December 31,
                                                                       2007               2006
                                                                  _____________       ____________

ASSETS
Cash and due from banks                                                $ 21,673           $ 24,360
Federal funds sold                                                       60,620             93,845
                                                                       ________           ________
  Total cash and equivalents                                             82,293            118,205
                                                                       ________           ________

Investment securities available for sale                                 53,920             43,933
Loans, net of allowance for credit losses of $7,533 at
     March 31, 2007 and $7,329 at December 31, 2006                     566,021            531,956

Premises and equipment, net                                               4,050              3,479
Accrued interest receivable                                               4,212              4,292
Other assets                                                             20,626             20,114
                                                                       ________           ________
     Total assets                                                      $731,122           $721,979
                                                                       ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand noninterest-bearing                                           $195,965           $198,639
  Demand interest-bearing                                                 9,611              3,901
  Savings                                                               352,975            333,838
  Time                                                                   94,847            108,609
                                                                       ________           ________
     Total deposits                                                     653,398            644,987
                                                                       ________           ________

Junior subordinated debt securities                                      17,527             17,527
Other borrowings                                                              -                  -
Accrued interest payable                                                    289                318
Other liabilities                                                         7,449             10,053
                                                                       ________           ________
     Total liabilities                                                  678,663            672,885
                                                                       ________           ________

Commitments and contingencies                                                 -                  -

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized;
     none issued                                                              -                  -
Common stock, no par value; 30,000,000 shares authorized;
     6,389,844 shares issued and outstanding at March 31, 2007;
     6,349,824 shares issued and outstanding at December 31, 2006.       35,954             35,427
Retained earnings                                                        16,987             14,543
Accumulated other comprehensive (loss)                                     (482)              (876)
                                                                       ________           ________
     Total shareholders' equity                                          52,459             49,094
                                                                       ________           ________
     Total liabilities and shareholders' equity                        $731,122           $721,979
                                                                       ========           ========

The accompanying notes are an integral part of the financial statements.




                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
           Interim Consolidated Statements of Operations (unaudited)
                             (dollars in thousands)


                                                         Three months ended
                                                             March 31,
                                                   _________________________
                                                     2007            2006
                                                   _________       _________

INTEREST INCOME:
Loans                                              $  14,184       $  10,252
Federal funds sold                                       524             578
Investment securities available for sale                 670              98
                                                   _________       _________
     Total interest income                            15,378          10,928
                                                   _________       _________

INTEREST EXPENSE:
Deposits:
    Interest-bearing demand                               13               7
    Money market and savings                           2,997           1,427
    Certificates of deposit                            1,156             665
    Other                                                260             287
                                                   _________       _________
    Total interest expense                             4,426           2,386
                                                   _________       _________

Net interest income                                   10,952           8,542
Provision for credit losses                              200             222
                                                   _________       _________
Net interest income after provision
     for credit losses                                10,752           8,320
                                                   _________       _________

NON-INTEREST INCOME:
Service charges on deposit accounts                      152             112
Gain on sale of SBA loans                                731             451
Other non interest income                                411             520
                                                   _________       _________
     Total non-interest income                         1,294           1,083
                                                   _________       _________

OPERATING EXPENSES:
Salaries and benefits                                  5,001           3,919
Premises and fixed assets                                949             614
Other                                                  1,904           1,805
                                                   _________       _________
     Total operating expenses                          7,854           6,338
                                                   _________       _________

Income before income taxes                             4,192           3,065
                                                   _________       _________
Income taxes                                           1,748           1,134
                                                   _________       _________
     Net income                                    $   2,444       $   1,931
                                                   =========       =========

Basic earnings per share                           $    0.38       $    0.31
                                                   =========       =========
Diluted earnings per share                         $    0.35       $    0.29
                                                   =========       =========
Average common shares outstanding                  6,330,610       6,240,495
                                                   =========       =========
Average common and equivalent
  shares outstanding                               6,882,435       6,784,758
                                                   =========       =========


The accompanying notes are an integral part of the financial statements.





                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
            Interim Consolidated Statements of Cash Flows (unaudited)
                             (dollars in thousands)


                                                            Three months ended March 31,
                                                           _______________________________
                                                                 2007           2006
                                                               ________       ________

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                   $  2,444       $  1,931
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                   200            222
      Depreciation and amortization                                 203            209
      Stock based compensation                                      276            150
      Loans originated for sale                                 (19,108)       (11,584)
      Proceeds from loan sales                                   25,283         14,470
      Decrease in accrued interest receivable
        and other assets                                         (  324)        (  432)
      Decrease increase in accrued interest payable
        and other liabilities                                    (2,446)        (1,592)
                                                               ________       ________
          Net cash provided by (used in) operating activities     6,528          3,374
                                                               ________       ________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of securities available for sale                     (17,816)        (5,080)
  Proceeds from maturity of securities available for sale         8,000          3,275
  Net increase in loans                                         (40,440)       (19,960)
  Purchase of fixed assets                                         (845)          (415)
                                                               ________       ________
          Net cash used in investing activities                 (51,101)       (22,180)
                                                               ________       ________

CASH FLOW FROM FINANCING ACTIVITIES:

  Net increase in deposits                                        8,410         24,211
  (Decrease) in other borrowings                                      -          5,000
  Common stock issued                                               251            169
                                                               ________       ________
         Net cash provided by financing activities                8,661         29,380
                                                               ________       ________

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                (35,912)        10,574
Cash and equivalents at beginning of period                     118,205         69,540
                                                               ________       ________
Cash and equivalents at end of period                          $ 82,293       $ 80,114
                                                               ========       ========

OTHER CASH FLOW INFORMATION:
  Cash paid for interest                                       $  4,466       $  2,149
                                                               ========       ========
  Cash paid for income taxes                                   $  2,100       $  1,720
                                                               ========       ========


The accompanying notes are an integral part of the financial statements.



                     BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC. The interim financial data as of March 31, 2007 and for the three months ended March 31, 2007 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter ended March 31, 2007, are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2006 is derived from the audited financial statements; however, it does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

EARNINGS PER SHARE

Basic net income per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and vesting of restricted stock. Common stock equivalents are included in the diluted net income per share calculation to the extent these shares are dilutive. See Note 2 to the financial statements for additional information on earnings per share.

STOCK-BASED COMPENSATION

On January 1, 2006,  the Company  adopted SFAS No. 123 (revised  2004) (SFAS No.
123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has recorded an incremental $276,000 ($252,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2007 as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2007. As of March 31, 2007, $2.7 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 5 years.

The impact of implementing SFAS No. 123R reduced basic earnings per share by $0.02 and diluted earnings per share by $0.02 for the three months ended March 31, 2007.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had cumulative other comprehensive income (loss) totaling $(482,000), net of tax, as of March 31, 2007 and $(85,000), net of tax, as of March 31, 2006.

                                        Three months ended
(dollars in thousands)                      March 31,
                                        __________________
                                         2007       2006
                                        _______    _______


Net income                              $ 2,444    $ 1,931

Other comprehensive earnings-
Net unrealized gains (losses) on
  securities available for sale              62         36

Net unrealized gains (losses) on
  Fas 158 adjustment - supplemental
  executive retirement plan                  10          0

Net unrealized gains (losses) on
  cash flow hedges                          322          0
                                        _______    _______
Total comprehensive income              $ 2,838    $ 1,967
                                        =======    =======

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

                                            Three months ended
                                                March 31,
                                          _______________________
                                            2007          2006
                                          _________     _________

Net income                                $   2,444     $   1,931

Weighted average shares used in
  computing:
    Basic common shares                   6,330,610     6,240,495
    Diluted potential common shares
      related to stock options and
      restricted stock, using the
      treasury stock method                 551,825       544,263
                                          _________     _________
Total average common shares and
  equivalents                             6,882,435     6,784,758

Basic earnings per share                  $    0.38     $    0.31
                                          =========     =========
Diluted earnings per share                $    0.35     $    0.29
                                          =========     =========


3.       SECURITIES


The amortized cost and approximate fair values of securities at March 31, 2007 and December 31, 2006 are as follows:

(dollars in thousands)                          As of March 31, 2007
                                       _______________________________________
                                                   Gross Unrealized
                                                   ________________     Fair
                                        Cost       Gains     Losses     Value
                                       _______     _____     ______    _______

U.S. government treasury notes         $   200      $ -      $  -      $   200
U.S. government agency notes            53,703       79       (62)      53,720
                                       _______      ___      ____      _______
Total securities available for sale     53,903       79       (62)      53,920
                                       _______      ___      ____      _______
     Total investment securities       $53,903      $79      $(62)     $53,920
                                       =======      ===      ====      =======

                                               As of December 31, 2006
                                       _______________________________________
                                                   Gross Unrealized
                                                   ________________     Fair
                                        Cost       Gains     Losses     Value
                                       _______     _____     ______    _______

U.S. government treasury notes         $   200      $ -      $   -     $   200
U.S. government agency notes            43,815       24       (106)     43,733
                                       _______      ___      _____     _______
Total securities available for sale     44,015       24       (106)     43,933
                                       _______      ___      _____     _______
     Total investment securities       $44,015      $24      $(106)    $43,933
                                       =======      ===      =====     =======


The scheduled maturities of securities available for sale at March 31, 2007 and December 31, 2006 were as follows:

(dollars in thousands)                      March 31, 2007
                                         _____________________
                                         Amortized      Fair
                                           Cost         Value
                                         _________     _______

Due in one year or less                    $23,031     $23,017
Due after one year through five years       30,872      30,903
Due after five years through ten years           -           -
Due after ten years                              -           -
                                           _______     _______
Total securities available for sale         53,903      53,920
                                           _______     _______
     Total investment securities           $53,903     $53,920
                                           =======     =======


                                            December 31, 2006
                                         _____________________
                                         Amortized       Fair
                                           Cost          Value
                                         _________     _______

Due in one year or less                    $17,042     $16,993
Due after one year through five years       26,973      26,940
Due after five years through ten years           -           -
Due after ten years                              -           -
                                           _______     _______
Total securities available for sale         44,015      43,933
                                           _______     _______
     Total investment securities           $44,015     $43,933
                                           =======     =======


As of March 31, 2007, investment securities with carrying values of approximately $200,000 were pledged as collateral. As of March 31, 2007, $26,000 in unrealized losses was attributable to securities maturing in greater than 12 months. The unrealized losses on investments in U.S. Government agency securities which have been in an unrealized loss position for one year or longer as of March 31, 2007 (a total of 6 securities), were caused by market interest rate increases subsequent to the purchase of the securities. Because the Bank has the ability to hold these investments until a recovery in fair value, which may be maturity, these investments are not considered to be other-than-temporarily impaired as of March 31, 2007.

4.       LOANS

The balances in the various loan categories are as follows as of March 31, 2007 and December 31, 2006:

(dollars in thousands)
                                          March 31,    December 31,
                                            2007           2006
                                        _____________  ____________
Commercial                                $ 213,436      $ 197,174
SBA                                          60,871         59,888
Real estate construction                    116,282        103,710
Real estate other                           123,853        115,313
Factoring and asset based lending            51,904         56,924
Other                                         8,794          7,771
                                          _________      _________
     Loans, gross                           575,140        540,780
Unearned fee income                          (1,586)        (1,495)
                                          _________      _________
     Total loan portfolio                   573,554        539,285
Less allowance for credit losses             (7,533)        (7,329)
                                          _________      _________
     Loans, net                           $ 566,021      $ 531,956
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

Premises and equipment at March 31, 2007 and December 31, 2006 are comprised of the following:

(dollars in thousands)                     March 31, 2007
                                  _________________________________
                                             Accumulated   Net Book
                                   Cost     Depreciation    Value
                                  _______   ____________   ________

Leasehold improvements            $ 3,722     $ (1,116)     $ 2,606
Furniture and fixtures                819         (550)         269
Capitalized software                1,790       (1,250)         540
Equipment                           1,382         (992)         390
Construction in process               245            -          245
                                  _______     ________      _______
     Totals                       $ 7,958     $ (3,908)     $ 4,050
                                  =======     ========      =======


                                          December 31, 2006
                                  _________________________________
                                             Accumulated   Net book
                                   Cost     Depreciation    Value
                                  _______   ____________   ________

Leasehold improvements            $ 2,673     $ (1,010)     $ 1,663
Furniture and fixtures                741         (524)         217
Capitalized software                1,691       (1,160)         531
Equipment                           1,264         (939)         325
Construction in process               743            -          743
                                  _______     ________      _______
     Totals                       $ 7,112     $ (3,633)     $ 3,479
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

OTHER BORROWINGS

There were no other borrowings at March 31, 2007 and December 31, 2006.

As of March 31, 2007, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $113.0 million.

The Bank also has unsecured borrowing lines with correspondent banks totaling $27.0 million. At March 31, 2007, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three month periods ended March 31, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:

                                             Three months ended March 31,
                                             ____________________________
                                                2007            2006
                                             ____________________________

Expected life                                  60 months       60 months

Stock volatility                                  28.43%          28.10%

Risk free interest rate                            4.70%           3.66%

Dividend yield                                     0.00%           0.00%

Fair value per share                              $ 9.40          $ 6.71

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At March 31, 2007 and December 31, 2006, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

SELECTED FINANCIAL DATA

The following presents selected financial data and ratios as of and for the quarters ended March 31, 2007 and 2006.


(dollars in thousands, except per share data)

                                                        Three months ended
                                                             March 31,
                                                    ___________________________
STATEMENT OF OPERATIONS DATA:                         2007              2006
                                                    _________         _________

Interest income                                     $  15,378         $  10,928
Interest expense                                        4,426             2,386
                                                    _________         _________
Net interest income                                    10,952             8,542
Provision for credit losses                               200               222
                                                    _________         _________
Net interest income after provision
  for credit losses                                    10,752             8,320
                                                    _________         _________
Other income                                            1,294             1,083
Other expenses                                          7,854             6,338
                                                    _________         _________
Income before income taxes                              4,192             3,065
Income taxes                                            1,748             1,134
                                                    _________         _________
Net income                                          $   2,444         $   1,931
                                                    =========         =========

PER SHARE DATA:
Basic earnings per share                            $    0.38         $    0.31
Diluted earnings per share                               0.35              0.29
Shareholders' equity per share                           8.21              6.71
Cash dividend per common share                              -                 -

BALANCE SHEET DATA:
Balance sheet totals:
  Assets                                            $ 731,122         $ 566,934
  Loans, net                                          566,021           449,519
  Deposits                                            653,398           492,369
  Shareholders' equity                                 52,459            41,981

Average balance sheet amounts:
  Assets                                            $ 688,115         $ 540,099
  Loans, net                                          535,598           421,543
  Deposits                                            610,033           470,012
  Shareholders' equity                                 50,785            40,939

SELECTED RATIOS:
Return on average assets                                1.44%             1.45%
Return on average equity                               19.52%            19.13%
Efficiency ratio                                       64.14%            65.85%
Risk based capital ratio                               11.69%            12.67%
Net chargeoffs to average gross loans                   0.00%             0.00%
Allowance for loan losses to total loans                1.31%             1.35%
Average equity to average assets                        7.38%             7.58%

SUMMARY OF FINANCIAL RESULTS - QUARTER ENDED MARCH 31, 2007

The Company reported net income of $2.4 million ($0.38 basic and $0.35 diluted earnings per share) for the quarter ended March 31, 2007 as compared to $1.9 million ($0.31 basic and $0.29 diluted earnings per share) for the quarter ended March 31, 2006. The increase in net income resulted primarily from increases in net interest income and non-interest income offset, in part, by an increase in operating expenses.

The table below highlights the changes in the nature and sources of income and expense.


                                                 Three months ended
                                                     March 31,
                                              _________________________           Increase
(dollars in thousands)                         2007              2006            (Decrease)
                                              _______           _______          __________

Interest income                               $15,378           $10,928           $ 4,450
Interest expense                                4,426             2,386             2,040
                                              _______           _______           _______

Net interest income                            10,952             8,542             2,410
Provision for credit losses                       200               222               (22)
                                              _______           _______           _______

Net interest income after provision
  for credit losses                            10,752             8,320             2,432
                                              _______           _______           _______
Other income                                    1,294             1,083               211
Other expenses                                  7,854             6,338             1,516
                                              _______           _______           _______
Income before income taxes                      4,192             3,065             1,127

Income taxes                                    1,748             1,134               614
                                              _______           _______           _______
Net income                                    $ 2,444           $ 1,931             $ 513
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

Net interest income for the quarter ended March 31, 2007 was $11.0 million, which was comprised of $15.4 million in interest income and $4.4 million in interest expense. Net interest income for the quarter ended March 31, 2006 was $8.5 million, which was comprised of $10.9 million in interest income and $2.4 million in interest expense. Net interest income for the quarter ended March 31, 2007 represented an increase of $2.4 million or 28.2% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

The Company's net interest margin (net interest income divided by average earning assets) for the quarter ended March 31, 2007 was 6.96% declining slightly from 7.00% in the same period one year earlier as a result of growth in the volume of average interest bearing liabilities and decreased balance sheet leverage.

The following  table details the average  balances,  interest income and expense
and  the  effective   yields/rates  for  earning  assets  and   interest-bearing
liabilities for the quarters ended March 31, 2007 and 2006.


                                                                   Three months ended March 31,
                                            ___________________________________________________________________________
(dollars in thousands)                                     2007                                     2006
                                            __________________________________       __________________________________
                                                          Yields      Interest                     Yields      Interest
                                            Average         or         Income/       Average         or         Income/
                                            Balance        Rates       Expense       Balance        Rates       Expense
                                            ________      ______      ________       ________      ______      ________

ASSETS
Interest earning assets (2):
  Loans (1)                                 $544,357       10.6%      $ 14,184       $428,793        9.7%       $10,252
  Federal funds sold                          40,536        5.2%           524         52,550        4.5%           578
  Investment securities                       53,122        5.1%           670         13,501        2.9%            98
                                            ________       _____      ________       ________       _____       _______
Total interest earning assets                638,015        9.8%        15,378        494,844        9.0%        10,928
                                            ________       _____      ________       ________       _____       _______

Noninterest-earning assets:
  Cash and due from banks                     30,872                                   30,149
  All other assets (3)                        19,228                                   14,731
                                            ________                                 ________
      TOTAL                                 $688,115                                 $539,724
                                            ========                                 ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                    $ 5,517        1.0%           $13        $ 3,369        0.8%           $ 7
   Savings                                   316,481        3.8%         2,997        212,787        2.7%         1,427
   Time                                       98,033        4.8%         1,156         73,002        3.7%           665
Other                                         17,527        6.0%           260         22,111        5.3%           287
                                            ________       _____      ________       ________       _____       _______
Total interest bearing liabilities           437,558        4.1%         4,426        311,269        3.1%         2,386
                                            ________       _____      ________       ________       _____       _______

Noninterest-bearing liabilities:
   Demand deposits                           190,002                                  180,853
   Accrued expenses and
     other liabilities                         9,770                                    6,663
Shareholders' equity                          50,785                                   40,939
                                            ________                                 ________
    TOTAL                                   $688,115                                 $539,724
                                            ========                                 ========
                                                           _____      ________                      _____       _______
Net interest income and margin                              7.0%      $ 10,952                       7.0%       $ 8,542
                                                           =====      ========                      =====       =======


(1) Loan fee amortization of $1.3 million and $892,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3) Net of average allowance for credit losses of $7.3 million and $6.0 million, respectively.


The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2007 and 2006. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.


(dollars in thousands)                     Three months ended March 31,
                                                 2006 vs. 2005
                                    ___________________________________________
                                                Increase (decrease)
                                                 due to change in
                                    ___________________________________________
                                    Average           Average            Total
                                    Volume             Rate             Change
                                    _______           _______           _______
 Interest income:
   Loans                            $ 3,011           $   921           $ 3,932
   Federal funds sold                  (155)              101               (54)
   Investment securities                500                72               572
                                    _______           _______           _______
      Total interest income           3,356             1,094             4,450
                                    _______           _______           _______
 Interest expense:
   Demand                                 5                 1                 6
   Savings                              982               588             1,570
   Time                                 295               196               491
   Other                                (68)               41               (27)
                                    _______           _______           _______
       Total interest expense         1,214               826             2,040
                                    _______           _______           _______
 Change in net interest income      $ 2,142             $ 268           $ 2,410
                                    =======           =======           =======


INTEREST INCOME

Interest income of $15.4 million in the quarter ended March 31, 2007 represented an increase of $4.5 million, or 41.3%, over $10.9 million in the same quarter one year earlier. The increase in interest income was primarily due to growth in average earning assets, particularly growth in average loan balances. Average earning assets for the quarter ended March 31, 2007 were $638.0 million and represented growth of $143.2 million or 28.9% over $494.8 million for the same period in 2006.

Average gross loans were $544.4 million for three months ended March 31, 2007, an increase of $115.6 million or 27.0% over $428.8 million for the same period one year earlier. Average loans comprised 85.3% of average earning assets in the three months ended March 31, 2007 compared to 86.7% in the first quarter of 2006. During the quarter ended March 31, 2007, the ratio of average gross loans to average deposits (one measure of leverage) was 89.2%, compared to 91.2% in the comparable period of 2006.

Interest income also benefited from increases in short-term interest rates. The average yield on earning assets was 9.8% for the quarter ended March 31, 2007 and 9.0% for the quarter ended March 31, 2006. The majority of the Company's earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate during 2006. The Company's prime rate averaged 8.25% in the three months ended March 31, 2007, up from 7.43% in the same period one year earlier.


Other earning assets, consisting of investment securities and federal funds sold, averaged $93.7 million for the quarter ended March 31, 2007, an increase of $27.6 million or 41.8% from $66.1 million for the three months ended March 31, 2006.


INTEREST EXPENSE

Interest expense was $4.4 million for the quarter ended March 31, 2007, which represented an increase of $2.0 million or 83.3% over $2.4 million for the comparable period of 2006. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates paid on liabilities in 2007 compared to 2006. Average interest-bearing liabilities were $437.6 million for the three months ended March 31, 2007, an increase of $126.3 million, or 40.6%, over $311.3 million for the same period one year earlier.

Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $420.0 million for the quarter ended March 31, 2007, which represented 68.9% of total average deposits and was an increase of $130.8 million, or 45.2%, over $289.2 million representing 61.5% of total average deposits in the first quarter of 2006.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $17.5 million in the three months ended March 31, 2007 compared to $22.1 million for the same period one year earlier, which represented a decrease of $4.6 million or 20.8%.

The impact of increases in short-term market interest rates together with the factors noted above resulted in an increase in the average rate paid on interest-bearing liabilities to 4.1% in the quarter ended March 31, 2007 compared to 3.1% in the first quarter of 2006.

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

CREDIT RISK AND PROVISION FOR CREDIT LOSSES

The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $200,000 to the allowance for credit losses for the three months ended March 31, 2007, as compared to $222,000 for the same period in 2006. There were no loans charged off and $4,000 in recoveries during the three months ended March 31, 2007 as compared to no loans charged off and $11,000 in recoveries during the three month period ended March 31, 2006. At March 31, 2007, the allowance for credit losses was $7.5 million, representing 1.3% of total loans, as compared to $6.2 million, representing 1.4% of total loans, at March 31, 2006.

The following schedule provides an analysis of the allowance for credit losses:

                                           Three months ended
(dollars in thousands)                          March 31,
                                        _________________________
                                         2007              2006
                                        _________________________
Balance, beginning of period            $ 7,329           $ 5,936
Provision for credit losses                 200               222
Charge-offs                                   -                 -
Recoveries                                    4                11
                                        _______           _______
Balance, end of period                  $ 7,533           $ 6,169
                                        =======           =======


The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were five non-accrual loans totaling $5.5 million at March 31, 2007 and two non-accrual loans totaling $437,000 at December 31, 2006. At March 31, 2007, the non-accrual total consisted primarily of two loans to one commercial borrower that were secured by accounts receivable, inventory and equipment. These loans were determined to also be impaired at March 31, 2007 and, as such, the amount of the impairment reserve is included in the allowance for loan losses. At December 31, 2006, the non-accrual total consisted of commercial loans that were secured by business assets and real property with values in excess of the loans' carrying values.

In addition, at March 31, 2007 and December 31, 2006, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

At March 31, 2007 and December 31, 2006 there were no properties owned by the Company acquired through the foreclosure process and there were no restructured loans.

The following summarizes nonperforming loans at March 31, 2007 and December 31, 2006.


                                                                       March 31,          December 31,
(dollars in thousands)                                                   2007                 2006
                                                                     _____________        ____________

Loans accounted for on a non-accrual basis                              $ 5,450              $   437
Loans restructured and in compliance with modified terms                      -                    -
Other loans with principal or interest contracturally past due
  90 days or more                                                             -                    -
                                                                        _______              _______
                                                                        $ 5,450              $   437
                                                                        =======              =======



Based on an evaluation of the individual credits, historical credit loss experience by loan type, and economic conditions, management has allocated the allowance for loan losses as follows for the periods ending March 31, 2007 and December 31, 2006:



(dollars in thousands)                    March 31, 2007                     December 31, 2006
                                     _________________________           __________________________
                                     Amount            Percent           Amount             Percent
                                     _______           _______           _______            _______

Commercial and other                 $ 2,134             28.3%           $ 1,831              25.0%
SBA                                    1,460             19.4%             1,152              15.7%
Real estate construction               1,070             14.2%             1,082              14.8%
Real estate other                      1,306             17.3%             1,803              24.6%
Factoring/ABL                          1,330             17.7%             1,415              19.3%
Other                                    233              3.1%                46               0.6%
                                     _______            ______           _______             ______
                                     $ 7,533            100.0%           $ 7,329             100.0%
                                     =======            ======           =======             ======



Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's loan portfolio, which includes approximately $240.1 million in real estate and construction loans, representing approximately 41.8% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

NON-INTEREST INCOME

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended March 31, 2007 and 2006:


                                                               Three months ended March 31,
                                               ____________________________________________________________
 (dollars in thousands)                                 2007                               2006
                                               _______________________             ________________________
                                               Amount           Percent            Amount            Percent
                                               ______           _______            ______            _______

 Gain on sale of SBA loans                    $  731             56.5%            $  451              41.6%
 SBA loan servicing income                       111              8.6%               117              10.8%
 Depositor service charges                       152             11.7%               112              10.3%
 Increase in value of life insurance             125              9.7%                86               7.9%
 Foreign exchange upcharge                        78              6.0%                21               1.9%
 Other operating income                           97              7.5%               296              27.3%
                                              ______            ______            ______             ______
                                              $1,294            100.0%            $1,083             100.0%
                                              ======            ======            ======             ======


Non-interest income totaled $1.3 million in the first quarter of 2007, an increase of $211,000 or 19.5% from $1.1 million in 2006. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan servicing income, and packaging fees and service charge income on deposit accounts. The increase in non-interest income for the first quarter of 2007 was primarily a result of increased gains recognized on SBA loan sales and SBA loan servicing income offset, in part, by a decrease in other operating income.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $626,000 in the quarter ended March 31, 2007 which represented an increase of $175,000 or 38.8% compared to $451,000 the same period one year earlier. The increase was attributed to a higher volume of loans sold during the quarter. During the first quarter of 2007 the Company's SBA group funded $19.1 million in new loans and sold $25.3 million which compared to $11.6 million funded and $14.5 million sold in the same period one year earlier.

NON-INTEREST EXPENSE

The components of other expense as a percentage of average assets are set forth in the following table for the three months ended March 31, 2007 and 2006.



                                                  Three months ended March 31,
                                 ______________________________________________________________
 (dollars in thousands)                    2007                                2006
                                 _________________________           __________________________
                                 Amount             Percent          Amount              Percent
                                 _______            _______          _______             _______

 Salaries and benefits           $ 5,001              3.2%           $ 3,919               3.2%
 Occupancy                           747              0.5%               446               0.4%
 Data processing                     486              0.3%               362               0.3%
 Marketing/Advertising               325              0.2%               271               0.2%
 Deposit services                    257              0.2%               512               0.4%
 Legal and professional              218              0.1%               208               0.2%
 Furniture and equipment             201              0.1%               168               0.1%
 Other                               619              0.4%               452               0.4%
                                 _______              ____           _______               ____
                                 $ 7,854              5.0%           $ 6,338               5.2%
                                 =======              ====           =======               ====


Operating expenses were $7.9 million for the three months ended March 31, 2007, an increase of $1.5 million or 23.9% from $6.3 million at March 31, 2006. As a percentage of average earning assets, other expenses for the three months ended March 31, 2007 and 2006 were 5.0% and 5.2%, respectively, on an annualized basis. In 2007, operating expenses were comprised primarily of salaries and benefits of $5.0 million, which compared to $3.9 million in 2006. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At March 31, 2007, the Company employed 142 FTE compared to 114 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $276,000 and $157,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in 2007 and 2006, respectively. Occupancy and data processing expenses for the first quarter of 2007 increased $301,000 and $124,000, respectively, or 67.5%, and 34.3%, respectively, compared to the same period one year earlier. The increase was primarily due to expansion of the business. The decrease in deposit services expense of $255,000 or 49.8% was due to a decline in real estate related title and escrow deposit accounts.


BALANCE SHEET

Total assets of the Company at March 31, 2007 were $731.1 million, an increase of $9.1 million, or 1.3%, as compared to $722.0 million at December 31, 2006. Growth in total assets was principally due to an increase in loan balances.

The following table shows the Company's loans by type and their percentage distribution for the periods ended March 31, 2007 and December 31, 2006.

(dollars in thousands)                  March 31,        December 31,
                                          2007               2006
                                      _____________      ____________

Commercial                              $ 213,436          $ 197,174
SBA                                        60,871             59,888
Real estate construction                  116,282            103,710
Real estate other                         123,853            115,313
Factoring and asset based lending          51,904             56,924
Other                                       8,794              7,771
                                        _________          _________
Total gross loans                         575,140            540,780
Unearned fee income                        (1,586)            (1,495)
     Total gross loans                    573,554            539,285
                                        _________          _________
Less allowance for credit losses           (7,533)            (7,329)
                                        _________          _________
     Total loans, net                   $ 566,021          $ 531,956
                                        =========          =========

Commercial                                  37.1%              36.5%
SBA                                         10.6%              11.1%
Real estate construction                    20.2%              19.2%
Real estate other                           21.5%              21.3%
Factoring and asset based lending            9.0%              10.5%
Other                                        1.5%               1.4%
                                        _________          _________
     Total gross loans                     100.0%             100.0%
                                        =========          =========


Net loan balances increased to $566.0 million at March 31, 2007, which represented an increase of $34.1 million, or 6.4%, as compared to $532.0 million at December 31, 2006. The increase in loans was primarily in commercial and real estate construction without a concentration in any one specific category of loans. The increase was a result of general marketing efforts.

The Company's commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region. Commercial loans were $213.4 million at March 31, 2007, which represented an increase of $16.2 million, or 8.2%, over $197.2 million at December 31, 2006. At March 31, 2007, commercial loans comprised 37.1% of total loans outstanding compared to 36.5% at December 31, 2006.

In March of 2002, the Company established an SBA lending group in Santa Clara County with a loan production office in Sacramento County. In October 2004, the Company established a loan production office in San Diego County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company's position. At March 31, 2007, SBA loans comprised $60.9 million, or 10.6%, of total loans, an increase of $1.0 million, or 1.6%, from $59.9 million at December 31, 2006. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At March 31, 2007 and December 31, 2006, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

The Company's construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $12.6 million, or 12.1%, to $116.3 million at March 31, 2007 over $103.7 million at December 31, 2006. Construction loan balances at March 31, 2007 and December 31, 2006 comprised 20.2% and 19.2%, respectively, of total loans.

Other real estate loans increased $8.5 million or 7.4% to $123.9 million at March 31, 2007 over $115.3 million at December 31, 2006. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 21.5% of total loans at March 31, 2007 compared to 21.3% at December 31, 2006.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices. Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Company purchases the receivables subject to recourse from the Company's factoring client. The asset-based lending program requires a security interest in all of a client's accounts receivable. At March 31, 2007, factoring/asset- based loans totaled $51.9 million or 9.0% of total loans, a slight decrease as compared to $56.9 million or 10.5% of total loans at December 31, 2006.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At March 31, 2007, other loans totaled $8.8 million as compared to $7.8 million at December 31, 2006.

Average total assets of the Company for the three months ended March 31, 2007 were $688.1 million. Average earning assets reached $638.0 million, representing 92.7% of total assets, in the three months ended March 31, 2007 with an average yield of 9.8%. The increase in yield reflects the increase in the volume and yield of average earning assets. At March 31, 2007, average loans were $544.4 million, representing 85.3% of average earning assets and 89.2% of average deposits as compared to $428.8 million at March 31, 2006 representing 86.7% of average earning assets and 91.2% of average deposits.

Deposits represent the Company's principal source of funds. Most of the Company's deposits are obtained from professionals, small- to medium sized businesses and individuals within the Company's market area. The Company's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of March 31, 2007 and December 31, 2006.


(dollars in thousands)                  March 31, 2007                     December 31, 2006
                                  __________________________          ___________________________
                                   Amount            Percent           Amount             Percent
                                  ________           _______          ________            _______

Noninterest-bearing  demand       $195,965            29.99%          $198,639             30.80%
Interest-bearing demand              9,611             1.47%             3,901              0.60%
Money market and savings           352,975            54.02%           333,838             51.76%
Certificates of deposit:
     Less than $100                 28,573             4.37%            28,918              4.48%
     $100 and more                  66,274            10.14%            79,691             12.36%
                                  ________           _______          ________            _______
     Total deposits               $653,398           100.00%          $644,987            100.00%
                                  ========           =======          ========            =======


Deposits increased $8.4 million or 1.3% from $645.0 million at December 31, 2006 to $653.4 million at March 31, 2007. The increase in deposits was primarily in money market and savings accounts. The increase was a result of marketing efforts to attract such deposits in order to meet the Bank's liquidity needs and to accommodate projected loan funding. Deposit totals at March 31, 2007 included $32.0 million, or 4.9%, in title and escrow company account balances compared to $27.3 million, or 4.2%, at December 31, 2006. Excluding title and escrow company account balances, deposits increased $3.7 million or 1.0% compared to December 31, 2006.

Average deposits for the three months ended March 31, 2007 were $610.0 million comprised of average interest-bearing deposits of $420.0 million and average non-interest bearing demand deposits of $190.0 million. The average rate paid on interest-bearing deposits was 4.0% and the Company's overall net interest margin was 7.0%.


LEVERAGE

Total gross loan balances at March 31, 2007 were $575.1 million. The resulting loan to deposit ratio was 88.0%. Other earning assets at March 31, 2007 were primarily comprised of investment securities and federal funds sold of $114.5 million. To date, the Company has deployed earning assets primarily in federal funds sold to address the potential volatility of the title company deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company's asset-sensitive balance sheet.


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

The Company's Tier 1 capital at March 31, 2007 was $69.9 million, which was comprised of $36.0 million of capital stock and surplus, $17.0 million in retained earnings and trust preferred securities up to the allowable limit of $16.9 million.

The following table shows the Company's capital ratios at March 31, 2007 and December 31, 2006 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.



                                                As of March 31,                    As of December 31,
(dollars in thousands)                               2007                                 2006
                                           __________________________          ___________________________
                                            Amount             Ratio            Amount              Ratio
                                           ________            ______          ________             ______

COMPANY CAPITAL RATIOS
Tier 1 Capital                             $ 69,866            10.55%          $ 66,533             10.52%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement         $ 26,486             4.00%          $ 25,293              4.00%

Total Capital                              $ 77,399            11.69%          $ 74,229             11.74%
(to Risk Weighted Assets)
Total capital minimum requirement          $ 52,971             8.00%          $ 50,587              8.00%

Company Leverage
Tier 1 Capital                             $ 69,866            10.15%          $ 66,533             10.97%
(to Average Assets)
Tier 1 capital minimum requirement         $ 27,525             4.00%          $ 24,260              4.00%


BANK CAPITAL RATIOS
Tier 1 Capital                             $ 66,738            10.09%          $ 64,145             10.15%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement         $ 26,464             4.00%          $ 25,272              4.00%

Total Capital                              $ 74,271            11.23%          $ 71,474             11.31%
(to Risk Weighted Assets)
Total capital minimum requirement          $ 52,928             8.00%          $ 50,544              7.99%

Bank Leverage
Tier 1 Capital                             $ 66,738             9.71%          $ 64,145             10.59%
(to Average Assets)
Tier 1 capital minimum requirement         $ 27,499             4.00%            24,240              4.00%



The Company and the Bank were considered well capitalized at March 31, 2007.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY/INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At March 31, 2007 and December 31, 2006, liquid assets as a percentage of deposits were 20.8% and 25.1%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $27 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs and additionally has approximately $113.0 million in borrowing capacity at the Federal Home Loan Bank of San Francisco. The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company's earning assets and interest-bearing liabilities at March 31, 2007, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.



(dollars in thousands)                                               As of March 31, 2007
                                       _______________________________________________________________________________
                                                     After three    After six     After one
                                        Within       months but    months but     year but        After
                                        three        within six    within one      within          five
                                        months         months         year       five years       years         Total
                                       _________      ________      ________      ________      ________      ________

Federal funds sold                     $  60,620           $ -           $ -           $ -           $ -     $  60,620
U.S. Treasury securities                       -             -           100           100             -           200
Agency securities                            998         7,949        13,970        30,803             -        53,720
Loans                                    482,806        24,392         2,517        43,444        21,981       575,140
                                       _________      ________      ________      ________      ________      ________
Total earning assets                     544,424        32,341        16,587        74,347        21,981       689,680
                                       _________      ________      ________      ________      ________      ________

Interest checking, money
  market and savings                     358,461             -             -             -             -       358,461
Certificates of deposit:
  Less than $100,000                       2,654         3,767        10,703        11,449             -        28,573
  $100,000 or more                        25,388         8,543        19,912        12,431             -        66,274
                                       _________      ________      ________      ________      ________      ________
Total interest-bearing liabilities       386,503        12,310        30,615        23,880             -       453,308
                                       _________      ________      ________      ________      ________      ________

Interest rate gap                       $157,921       $20,031      ($14,028)      $50,467       $21,981      $236,372
                                       =========      ========      ========      ========      ========      ========
Cumulative interest rate gap            $157,921      $177,952      $163,924      $214,391      $236,372
                                       =========      ========      ========      ========      ========

Interest rate gap ratio                     0.29          0.62         (0.85)         0.68          1.00
                                       =========      ========      ========      ========      ========
Cumulative interest rate
     gap ratio                              0.29          0.31          0.28          0.32          0.34
                                       =========      ========      ========      ========      ========



Based on the contractual terms of its assets and liabilities, the Company's balance sheet as March 31, 2007 was asset sensitive in terms of its short-term exposure to interest rates. That is, at March 31, 2007 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum "floor" rate. In addition, the Company has invested in short-term fixed rate securities and entered into interest rate swaps to hedge the variable cash flows associated with $100.0 million of existing variable-rate assets.

The following table shows maturity and interest rate sensitivity of the loan portfolio at March 31, 2007 and December 31, 2006. At March 31, 2007, approximately 85.3% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.


                                                 As of March 31, 2007
                               ________________________________________________________
(dollars in thousands)                                      Due after one
                                              Due one year   year through      Due after
                                Amount          or less       five years      five years
                               _________        ________       ________         _______

Commercial and other           $ 213,436         $95,651       $101,856         $15,929
SBA                               60,871          13,054            888          46,929
Real estate construction         116,282         116,272             10               -
Real estate-other                123,853          49,204         24,444          50,205
Factoring/Asset-Based Lending     51,904          51,232            672               -
Other                              8,794           6,349          2,445               -
                               _________        ________       ________         _______
     Total loans               $ 575,140        $331,762       $130,315        $113,063
                               =========        ========       ========         =======


                                              As of December 31, 2006
                               ________________________________________________________
                                                            Due after one
                                              Due one year   year through      Due after
                                Amount          or less       five years      five years
                               _________        ________       ________         _______

Commercial and other            $197,174        $102,870        $82,154         $12,150
SBA                               59,888           8,857            186          50,845
Real estate construction         103,710         102,005          1,705               -
Real estate-other                115,313          44,802         25,633          44,878
Factoring/Asset-Based Lending     56,924          56,924              -               -
Other                              7,771           4,656          3,115               -
                               _________        ________       ________         _______
     Total loans                $540,780        $320,114       $112,793        $107,873
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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of March 31, 2007 those guarantees include the following:

o Standby Letters of Credit in the amount of $13.1 million.

The  table  below  summarizes  the  Company's   off-balance   sheet  contractual
obligations:



(dollars in thousands)                                             As of March 31, 2007
                                     ________________________________________________________________________________
                                                                  Payments due by period
                                     ________________________________________________________________________________
                                                       Less than           1 - 3             3 - 5           More than
                                      Total             1 year             years             years            5 years
                                     ________           _______           _______           _______           _______

Long-term contracts                   $ 3,551           $ 1,005           $ 1,189           $ 1,357           $     -

Operating leases                       15,859             1,239             1,834             3,659             9,127
                                     ________           _______           _______           _______           _______
Total                                $ 19,410           $ 2,244           $ 3,023           $ 5,016           $ 9,127
                                     ========           =======           =======           =======           =======


ITEM 4 - CONTROLS AND PROCEDURES


DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, the Company's management evaluated the effectiveness, as of March 31, 2007, of the Company's disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.


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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 1A - RISK FACTORS


There were no material changes in the risk factors that were disclosed in Item 1A, under the caption "Risk Factors" in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


Not applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES


Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable


ITEM 5 - OTHER INFORMATION


Mssrs. Myers and Gionfriddo were inadvertently listed as independent directors in the 2007 Proxy Statement disclosure "Corporate Governance and Board Matters - Board Independence". The remainder of the disclosure was accurate in that the majority of the Company's directors are independent as required by the rules of Nasdaq.


ITEM 6 - EXHIBITS


(A) EXHIBITS


See Index to Exhibits at page 30 of this Quarterly Report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                BRIDGE CAPITAL HOLDINGS




Dated: May 3, 2007              By: /s/ DANIEL P. MYERS
                                    ____________________________________________
                                    Daniel P. Myers
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Dated: May 3, 2007              By: /s/ THOMAS A. SA
                                    ____________________________________________
                                    Thomas A. Sa
                                    Executive Vice President
                                    Chief Administrative Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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