Form 10-Q
period 2007-06-30
Bridge Capital Holdings
filed 2007-08-02
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to _____________

000-50914
(Commission File Number)

Bridge Capital Holdings
(Exact name of registrant as specified in its charter)

California	80-0123855
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

55 Almaden Boulevard, San Jose, CA 95113
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 423-8500

Bridge Bank, N.A. (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒        No ☐

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☒       Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐          No ☒

The number of shares of Common Stock outstanding as of July 31, 2007: 6,426,275

Forward-looking statements

IN ADDITION TO THE HISTORICAL INFORMATION, THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND WHICH ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS. THE READER OF THIS QUARTERLY REPORT SHOULD UNDERSTAND THAT ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT COULD AFFECT THEIR OUTCOME. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGIN; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT; (5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; (6) COSTS AND EXPENSES OF COMPLYING WITH THE INTERNAL CONTROL PROVISIONS OF THE SARBANES-OXLEY ACT AND OUR DEGREE OF SUCCESS IN ACHIEVING COMPLIANCE; (7) CHANGES IN SECURITIES MARKETS; (8) FUTURE CREDIT LOSS EXPERIENCE; (9) CIVIL DISTURBANCES OR TERRORIST THREATS OR ACTS, OR APPREHENSION ABOUT POSSIBLE FUTURE OCCURANCES OF ACTS OF THIS TYPE; AND (10) THE INVOLVEMENT OF THE UNITED STATES IN WAR OR OTHER HOSTILITIES. THEREFORE, THE INFORMATION IN THIS QUARTERLY REPORT SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY.

Forward-looking statements are generally identifiable by the use of terms such as "believe", "expect", "intend", "anticipate", "estimate", "project", "assume," "plan," "predict," "forecast," “in management’s opinion,” “management considers” or similar expressions. Wherever such phrases are used, such statements are as of and based upon the knowledge of Management, at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

The Company’s primary operations and most of its customers are located in California. Other events, including those of September 11, 2001, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

The reader should refer to the more complete discussion of such risks in the Company’s Annual Reports on Form 10-K.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$21,274	$24,360
Federal funds sold	39,790	93,845
Total cash and equivalents	61,064	118,205

Investment securities available for sale	73,362	43,933
Loans, net of allowance for credit losses of $7,590 at
June 30, 2007 and $7,329 at December 31, 2006	597,056	531,956

Premises and equipment, net	4,966	3,479
Accrued interest receivable	4,608	4,292
Other assets	22,741	20,114
Total assets	$763,797	$721,979

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$218,651	$198,639
Demand interest-bearing	4,563	3,901
Savings	372,470	333,838
Time	85,442	108,609
Total deposits	681,126	644,987

Junior subordinated debt securities	17,527	17,527
Other borrowings	—	—
Accrued interest payable	276	318
Other liabilities	9,882	10,053
Total liabilities	708,811	672,885

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized;
none issued	—	—
Common stock, no par value; 30,000,000 shares authorized;
6,425,525 shares issued and outstanding at June 30, 2007;
6,349,824 shares issued and outstanding at December 31, 2006.	36,466	35,427
Retained earnings	19,970	14,543
Accumulated other comprehensive (loss)	(1,450)	(876)
Total shareholders' equity	54,986	49,094
Total liabilities and shareholders' equity	$763,797	$721,979

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Loans	$15,433	$11,682	$29,617	$21,934
Federal funds sold	753	692	1,277	1,270
Investment securities available for sale	750	105	1,420	203
Total interest income	16,936	12,479	32,314	23,407

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	10	7	23	14
Money market and savings	3,628	1,913	6,625	3,340
Certificates of deposit	1,112	1,020	2,268	1,685
Other	260	281	520	568
Total interest expense	5,010	3,221	9,436	5,607

Net interest income	11,926	9,258	22,878	17,800
Provision for credit losses	1,000	450	1,200	672
Net interest income after provision
for credit losses	10,926	8,808	21,678	17,128

NON-INTEREST INCOME:
Service charges on deposit accounts	181	127	332	239
Gain on sale of SBA loans	1,890	388	2,622	839
Other non interest income	542	563	953	1,083
Total non-interest income	2,613	1,078	3,907	2,161

OPERATING EXPENSES:
Salaries and benefits	5,265	4,160	10,267	8,079
Premises and fixed assets	1,026	700	1,975	1,314
Other	2,131	1,770	4,034	3,575
Total operating expenses	8,422	6,630	16,276	12,968

Income before income taxes	5,117	3,256	9,309	6,321
Income taxes	2,134	1,237	3,882	2,371
Net income	$2,983	$2,019	$5,427	$3,950

Basic earnings per share	$0.47	$0.32	$0.85	$0.63
Diluted earnings per share	$0.43	$0.29	$0.78	$0.58
Average common shares outstanding	6,381,493	6,260,576	6,356,192	6,251,518
Average common and equivalent
shares outstanding	6,933,273	6,798,840	6,908,338	6,782,783

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,427	$3,950
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	1,200	672
Depreciation and amortization	468	419
Stock based compensation	559	321
Loans originated for sale	(44,080)	(29,033)
Proceeds from loan sales	56,519	27,301
Decrease in accrued interest receivable
and other assets	(2,490)	(1,323)
Decrease in accrued interest payable
and other liabilities	(1,162)	(691)
Net cash provided by (used in) operating activities	16,441	1,616

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of securities available for sale	(38,361)	(5,080)
Proceeds from maturity of securities available for sale	9,000	6,525
Net increase in loans	(78,739)	(35,501)
Purchase of fixed assets	(2,100)	(1,129)
Net cash used in investing activities	(110,200)	(35,185)

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits	36,138	105,634
(Decrease) in other borrowings	—	(4,473)
Common stock issued	480	294
Net cash provided by financing activities	36,618	101,455

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	(57,141)	67,886
Cash and equivalents at beginning of period	118,205	69,540
Cash and equivalents at end of period	$61,064	$137,426

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$9,540	$2,149
Cash paid for income taxes	$4,800	$1,720

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC. The interim financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter and six months ended June 30, 2007, are not necessarily indicative of full year results.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has recorded an incremental $282,000 ($257,000 net of tax) and $559,000 ($510,000 net of tax) of stock-based compensation expense during the three and six months ended June 30, 2007 as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2007.  As of June 30, 2007, $3.3 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 5 years.

The impact of implementing SFAS No. 123R reduced basic earnings per share by $0.04 and $0.08 and diluted earnings per share by $0.03 and $0.05 for the three and six months ended June 30, 2007, respectively.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had cumulative other comprehensive income (loss) totaling $(1.5) million, net of tax, as of June 30, 2007 and $(876,000), net of tax, as of December 31, 2006.

	Three months ended		Six months ended
(dollars in thousands)	June 30,		June 30,
	2007	2006	2007	2006

Net income	$2,983	$2,019	$5,427	$3,950

Other comprehensive earnings-
Net unrealized gains (losses) on
securities available for sale	(106)	5	(45)	22
Net unrealized gains (losses) on
FAS 158 adjustment - supplemental
executive retirement plan	11	—	21	—
Net unrealized gains (losses) on
cash flow hedges	(872)	—	(550)	—
Total comprehensive income	$2,016	$2,024	$4,853	$3,972

Segment Information

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environment in which it operates to help users of financial statements better understand its performance, better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined that it has one segment, general commercial banking, and therefore, it is appropriate to aggregate the Company’s operations into a single operating segment.

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

	Three months ended		Six months ended
(dollars in thousands)	June 30,		June 30,
	2007	2006	2007	2006

Net income	$2,983	$2,019	$5,427	$3,950

Weighted average shares used in
computing:
Basic common shares	6,381,493	6,260,576	6,356,192	6,251,518
Diluted potential common shares
related to stock based awards,
using the treasury stock method	551,780	538,264	552,146	531,265
Total average common equivalent shares	6,933,273	6,798,840	6,908,338	6,782,783

Basic earnings per share	$0.47	$0.32	$0.85	$0.63
Diluted earnings per share	$0.43	$0.29	$0.78	$0.58

3.	Securities

The amortized cost and approximate fair values of securities at June 30, 2007 and December 31, 2006 are as follows:

(dollars in thousands)	As of June 30, 2007
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$200	$—	$—	$200
U.S. government agency notes	73,321	1	(160)	73,162
Total securities available for sale	73,521	1	(160)	73,362
Total investment securities	$73,521	$1	$(160)	$73,362

	As of December 31, 2006
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$200	$—	$—	$200
U.S. government agency notes	43,815	24	(106)	43,733
Total securities available for sale	44,015	24	(106)	43,933
Total investment securities	$44,015	$24	$(106)	$43,933

The scheduled maturities of securities available for sale at June 30, 2007 and December 31, 2006 were as follows:

(dollars in thousands)	June 30, 2007
	Amortized	Fair
	Cost	Value

Due in one year or less	$27,031	$26,989
Due after one year through five years	46,490	46,373
Due after five years through ten years	—	—
Due after ten years	—	—
Total securities available for sale	73,521	73,362
Total investment securities	$73,521	$73,362

	December 31, 2006
	Amortized	Fair
	Cost	Value

Due in one year or less	$17,042	$16,993
Due after one year through five years	26,973	26,940
Due after five years through ten years	—	—
Due after ten years	—	—
Total securities available for sale	44,015	43,933
Total investment securities	$44,015	$43,933

As of June 30, 2007, investment securities with carrying values of approximately $200,000 were pledged as collateral. As of June 30, 2007, $118,000 in unrealized losses was attributable to securities maturing in greater than 12 months. The unrealized losses on investments in U.S. Government agency securities which have been in an unrealized loss position for one year or longer as of June 30, 2007 (a total of 5 securities), were caused by market interest rate increases subsequent to the purchase of the securities. Because the Bank has the ability to hold these investments until a recovery in fair value, which may be maturity, these investments are not considered to be other-than-temporarily impaired as of June 30, 2007.

4.	Loans

The balances in the various loan categories are as follows as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(dollars in thousands)	2007	2006

Commercial	$258,978	$197,174
SBA	56,176	59,888
Real estate construction	104,652	103,710
Real estate other	134,299	115,313
Factoring and asset based lending	42,683	56,924
Other	9,341	7,771
Loans, gross	606,129	540,780
Unearned fee income	(1,483)	(1,495)
Total loan portfolio	604,646	539,285
Less allowance for credit losses	(7,590)	(7,329)
Loans, net	$597,056	$531,956

5.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at June 30, 2007 and December 31, 2006 are comprised of the following:

(dollars in thousands)	June 30, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value

Leasehold improvements	$4,461	$(1,252)	$3,209
Furniture and fixtures	949	(581)	368
Capitalized software	2,066	(1,355)	711
Equipment	1,677	(1,058)	619
Construction in process	59	—	59
Totals	$9,212	$(4,246)	$4,966

	December 31, 2006
		Accumulated	Net book
	Cost	Depreciation	Value

Leasehold improvements	$2,673	$(1,010)	$1,663
Furniture and fixtures	741	(524)	217
Capitalized software	1,691	(1,160)	531
Equipment	1,264	(939)	325
Construction in process	743	—	743
Totals	$7,112	$(3,633)	$3,479

6.	Junior Subordinated Debt Securities and Other Borrowings

Junior Subordinated Debt Securities

On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust I, a statutory trust created under the laws of the State of California. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2035. Interest is payable quarterly on these debt securities at a fixed rate of 5.9% for the first five years, and thereafter interest accrues at LIBOR plus 1.98%. The debt securities can be redeemed at par at the Company’s option beginning in March 2010; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the Trust. The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

On March 30, 2006 the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2037. Interest is payable quarterly on these debt securities at a fixed rate of 6.60% for the first five years, and thereafter interest accrues at LIBOR plus 1.38%. The debt securities can be redeemed at par at the Company’s option beginning in April 2011; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the Trust. The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

Under FASB Interpretation No.46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, these Trusts are not consolidated into the company’s financial statements. Prior to the issuance of FIN 46, bank holding companies typically consolidated these entities. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as these Trusts, net of the bank holding company’s investment in the SPE, qualify as Tier 1 Capital, subject to certain limits.

Other Borrowings

There were no other borrowings at June 30, 2007 and December 31, 2006.

As of June 30, 2007, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $134.0 million of which $10.0 million was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $27.0 million. At June 30, 2007, there were no balances outstanding on these lines.

7.	Stock-Based Compensation

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards.  The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates.  The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors including implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

The weighted average assumptions used for the three and six month periods ended June 30, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Expected life	60 months	60 months	60 months	60 months

Stock volatility	28.43%	32.90%	28.43%	32.90%

Risk free interest rate	4.80%	4.92%	4.76%	4.57%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$9.40	$7.38	$9.40	$7.16

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information, this quarterly report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and which are subject to the “Safe Harbor” created by those sections. The reader of this quarterly report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company’s actual results could differ materially from those suggested by such forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in interest rate environment reduces margin; (3) general economic conditions, either nationally or regionally are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) costs and expenses of complying with the internal control provisions of the Sarbanes-Oxley Act and our degree of success in achieving compliance; (7) changes in securities markets; (8) future credit loss experience; (9) civil disturbances of terrorist threats or acts, or apprehension about possible future occurrences of acts of this type; and (10) the involvement of the United States in war or other hostilities. Therefore, the information in this quarterly report should be carefully considered when evaluating the business prospects of the Company.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure that valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses: The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences, the level of classified and nonperforming loans and the results of regulatory examinations.

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At June 30, 2007 and December 31, 2006, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

In calculating gain on the sale of SBA loans, the Company performs an allocation based on the relative fair values of the sold portion and retained portion of the loan.  The Company’s assumptions are validated by reference to external market information.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and six months ended June 30, 2007 and 2006.

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
Statement of Operations Data:	2007	2006	2007	2006

Interest income	$16,936	$12,479	$32,314	$23,407
Interest expense	5,010	3,221	9,436	5,607
Net interest income	11,926	9,258	22,878	17,800
Provision for credit losses	1,000	450	1,200	672
Net interest income after provision
for credit losses	10,926	8,808	21,678	17,128
Other income	2,613	1,078	3,907	2,161
Other expenses	8,422	6,630	16,276	12,968
Income before income taxes	5,117	3,256	9,309	6,321
Income taxes	2,134	1,237	3,882	2,371
Net income	$2,983	$2,019	$5,427	$3,950

Per Share Data:
Basic earnings per share	$0.47	$0.32	$0.85	$0.63
Diluted earnings per share	0.43	0.29	0.78	0.58
Shareholders' equity per share	8.61	7.06	8.61	7.06
Cash dividend per common share	—	—	—	—

Balance Sheet Data:
Balance sheet totals:
Assets	$763,797	$641,578
Loans, net	597,056	469,228
Deposits	681,126	573,792
Shareholders' equity	54,986	44,301

Average balance sheet amounts:
Assets	$759,905	$568,858	$724,208	$554,372
Loans, net	583,529	451,436	559,696	437,882
Deposits	678,773	500,431	644,593	485,306
Shareholders' equity	54,171	43,176	52,487	42,064

Selected Ratios:
Return on average assets	1.57%	1.42%	1.51%	1.44%
Return on average equity	22.09%	18.76%	20.85%	18.94%
Efficiency ratio	57.93%	64.14%	60.77%	64.97%
Risk based capital ratio	11.56%	12.36%
Net chargeoffs to average gross loans	0.16%	0.00%	0.17%	0.00%
Allowance for loan losses to total loans	1.25%	1.39%
Average equity to average assets	7.13%	7.59%	7.25%	7.59%

Summary of Financial Results - Quarter ended June 30, 2007

The Company reported net income of $3.0 million ($0.47 basic and $0.43 diluted earnings per share) for the quarter ended June 30, 2007 as compared to $2.0 million ($0.32 basic and $0.29 diluted earnings per share) for the quarter ended June 30, 2006. The increase in net income resulted primarily from increases in net interest income and non-interest income offset, in part, by increases in operating expenses and provision for loan losses.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	June 30,		Increase
(dollars in thousands)	2007	2006	(Decrease)

Interest income	$16,936	$12,479	$4,457
Interest expense	5,010	3,221	1,789

Net interest income	11,926	9,258	2,668
Provision for credit losses	1,000	450	550

Net interest income after provision
for credit losses	10,926	8,808	2,118
Other income	2,613	1,078	1,535
Other expenses	8,422	6,630	1,792
Income before income taxes	5,117	3,256	1,861

Income taxes	2,134	1,237	897
Net income	$2,983	$2,019	$964

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended June 30, 2007 was $11.9 million, which was comprised of $16.9 million in interest income and $5.0 million in interest expense. Net interest income for the quarter ended June 30, 2006 was $9.3 million, which was comprised of $12.5 million in interest income and $3.2 million in interest expense. Net interest income for the quarter ended June 30, 2007 represented an increase of $2.7 million or 28.8% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended June 30, 2007 was 6.75% declining slightly from 7.05% in the same period one year earlier as a result of growth in the volume of average interest bearing liabilities and decreased balance sheet leverage.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended June 30, 2007 and 2006.

	Three months ended June 30,
(dollars in thousands)	2007			2006

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$592,461	10.4%	$15,433	$459,081	10.2%	$11,681
Federal funds sold	57,851	5.2%	753	56,129	5.0%	693
Investment securities	58,615	5.1%	750	11,446	3.7%	105
Total interest earning assets	708,927	9.6%	16,936	526,656	9.5%	12,479

Noninterest-earning assets:
Cash and due from banks	29,985			26,473
All other assets (3)	20,993			15,730
TOTAL	$759,905			$568,859

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,408	0.7%	$10	$3,511	0.9%	$8
Savings	376,293	3.9%	3,629	233,173	3.3%	1,913
Time	91,712	4.9%	1,111	97,294	4.2%	1,020
Other	17,527	6.0%	260	18,956	5.9%	280
Total interest bearing liabilities	490,940	4.1%	5,010	352,934	3.7%	3,221

Noninterest-bearing liabilities:
Demand deposits	205,360			166,454
Accrued expenses and
other liabilities	9,434			6,295
Shareholders' equity	54,171			43,176
TOTAL	$759,905			$568,859

Net interest income and margin		6.8%	$11,926		7.1%	$9,258

(1)	Loan fee amortization of $1.5 million and $920,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $7.5 million and $6.3 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2007 and 2006. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Three months ended June 30,
	2007 vs. 2006
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$3,474	$278	$3,752
Federal funds sold	22	38	60
Investment securities	604	41	645
Total interest income	4,100	357	4,457

Interest expense:
Demand	4	(2)	2
Savings	1,380	336	1,716
Time	(68)	159	91
Other	(21)	1	(20)
Total interest expense	1,295	494	1,789
Change in net interest income	$2,805	$(137)	$2,668

Interest Income

Interest income of $16.9 million in the quarter ended June 30, 2007 represented an increase of $4.5 million, or 35.7%, over $12.5 million in the same quarter one year earlier. The increase in interest income was primarily due to growth in average earning assets, particularly growth in average loan balances. Average earning assets for the quarter ended June 30, 2007 were $708.9 million and represented growth of $181.7 million or 34.5% over $527.2 million for the same period in 2006.

Average gross loans were $592.5 million for three months ended June 30, 2007, an increase of $133.4 million or 29.1% over $459.1 million for the same period one year earlier. Average loans comprised 83.6% of average earning assets in the three months ended June 30, 2007 compared to 87.2% in the second quarter of 2006. During the quarter ended June 30, 2007, the ratio of average gross loans to average deposits (one measure of leverage) was 87.3%, compared to 91.7% in the comparable period of 2006.

Interest income also benefited from increases in short-term interest rates. The average yield on earning assets was 9.6% for the quarter ended June 30, 2007 and 9.5% for the quarter ended June 30, 2006. The majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate during 2006. The Company’s prime rate averaged 8.25% in the three months ended June 30, 2007, up from 7.89% in the same period one year earlier.

Other earning assets, consisting of investment securities and federal funds sold, averaged $116.5 million for the quarter ended June 30, 2007, an increase of $48.9 million or 72.4% from $67.6 million for the three months ended June 30, 2006.

Interest Expense

Interest expense was $5.0 million for the quarter ended June 30, 2007, which represented an increase of $1.8 million or 55.5% over $3.2 million for the comparable period of 2006. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates paid on liabilities in 2007 compared to 2006. Average interest-bearing liabilities were $490.9 million for the three months ended June 30, 2007, an increase of $138.0 million, or 39.1%, over $352.9 million for the same period one year earlier.

Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $473.4 million for the quarter ended June 30, 2007, which represented 69.8% of total average deposits and was an increase of $139.4 million, or 41.8%, over $334.0 million representing 66.7% of total average deposits in the second quarter of 2006.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $17.5 million in the three months ended June 30, 2007 compared to $19.0 million for the same period one year earlier, which represented a decrease of $1.5 million or 7.9%.

The impact of increases in short-term market interest rates together with the factors noted above resulted in an increase in the average rate paid on interest-bearing liabilities to 4.1% in the quarter ended June 30, 2007 compared to 3.7% in the second quarter of 2006.

Net interest income is the principal source of the Company’s operating earnings. Significant factors affecting net interest income are: rates, volumes and mix of the loan, investment and deposit portfolios. Due to the nature of the Company’s lending markets, in which the majority of loans are generally tied to prime rate, it is believed that an increase in interest rates should positively affect the Company’s future earnings, while a decline should have a negative impact. However, it is not feasible to provide an accurate measure of such a change because of the many factors (many of them uncontrollable) influencing the result.

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $1.0 million to the allowance for credit losses for the three months ended June 30, 2007, as compared to $450,000 for the same period in 2006. There were loan charge-offs of $943,000 and no recoveries during the three months ended June 30, 2007 as compared to no loans charged off and $1,000 in recoveries during the three month period ended June 30, 2006. The loans charged-off during the second quarter of 2007 consisted primarily of two loans to one commercial borrower that had previously been reported as impaired. At June 30, 2007, the allowance for credit losses was $7.6 million, representing 1.3% of total loans, as compared to $6.6 million, representing 1.4% of total loans, at June 30, 2006.

The following schedule provides an analysis of the allowance for credit losses:

	Three months ended
(dollars in thousands)	June 30,
	2007	2006

Balance, beginning of period	$7,533	$6,169
Provision for credit losses	1,000	450
Charge-offs	(943)	—
Recoveries	—	1
Balance, end of period	$7,590	$6,620

The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were no non-accrual loans at June 30, 2007 and two non-accrual loans totaling $437,000 at December 31, 2006. At December 31, 2006, the non-accrual total consisted of commercial loans that were secured by business assets and real property with values in excess of the loans’ carrying values.

In addition, at June 30, 2007 and December 31, 2006, there were no restructured loans or loans past due 90 days or more as to principal or interest and still accruing interest.

At June 30, 2007 there was one commercial property valued at $425,000 that was owned by the Company and acquired through the foreclosure process. At December 31, 2006 there were no properties owned by the Company that were acquired through the foreclosure process.

The following summarizes nonperforming assets at June 30, 2007 and December 31, 2006.
	June 30,	December 31,
(dollars in thousands)	2007	2006

Loans accounted for on a non-accrual basis	$—	$437
Loans restructured and in compliance with modified terms	—	—
Other loans with principal or interest contracturally past due
90 days or more	—	—
Total nonperforming loans	—	437
Other real estate owned	425	—
Total nonperforming assets	$425	$437

Based on an evaluation of the individual credits, historical credit loss experience by loan type, and economic conditions, management has allocated the allowance for loan losses as follows for the periods ending June 30, 2007 and December 31, 2006:

(dollars in thousands)	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Commercial and other	$1,569	20.7%	$1,831	25.0%
SBA	1,229	16.2%	1,803	24.6%
Real estate construction	794	10.5%	1,082	14.8%
Real estate other	1,977	26.0%	1,152	15.7%
Factoring/ABL	1,949	25.7%	1,415	19.3%
Other	72	0.9%	46	0.6%
	$7,590	100.0%	$7,329	100.0%

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's loan portfolio, which includes approximately $239.0 million in real estate and construction loans, representing approximately 39.4% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended June 30, 2007 and 2006:

	Three months ended June 30,
(dollars in thousands)	2007		2006
	Amount	Percent	Amount	Percent

Gain on sale of SBA loans	$1,825	69.8%	$388	36.0%
Foreign exchange upcharge	195	7.5%	68	6.3%
Depositor service charges	181	6.9%	127	11.8%
SBA loan servicing income	171	6.5%	166	15.4%
Increase in value of life insurance	86	3.3%	92	8.5%
Other operating income	155	5.9%	237	22.0%
	$2,613	100.0%	$1,078	100.0%

Non-interest income totaled $2.6 million in the second quarter of 2007, an increase of $1.5 million or 142.3% from $1.1 million in 2006. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan servicing income, and packaging fees and service charge income on deposit accounts. The increase in non-interest income for the second quarter of 2007 was primarily a result of increased gains recognized on SBA loan sales and SBA loan servicing income offset, in part, by a decrease in other operating income.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $1.8 million in the quarter ended June 30, 2007 which represented an increase of $1.4 million or 370.4% compared to $388,000 the same period one year earlier. The increase was attributed to a higher volume of loans sold during the quarter. During the second quarter of 2007 the Company’s SBA group funded $25.0 million in new loans and sold $31.2 million which compared to $17.4 million funded and $12.8 million sold in the same period one year earlier. The SBA loans sold during the second quarter of 2007 included $11.3 million of un-guaranteed loans.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended June 30, 2007 and 2006.

	Three months ended June 30,
(dollars in thousands)	2007		2006
	Amount	Percent	Amount	Percent

Salaries and benefits	$5,265	3.0%	$4,160	3.2%
Occupancy	791	0.4%	526	0.4%
Data processing	494	0.3%	355	0.3%
Marketing/Advertising	391	0.2%	259	0.2%
Deposit services	226	0.1%	362	0.3%
Legal and professional	396	0.2%	213	0.2%
Furniture and equipment	235	0.1%	174	0.1%
Other	624	0.4%	581	0.4%
	$8,422	4.8%	$6,630	5.1%

Operating expenses were $8.4 million for the three months ended June 30, 2007, an increase of $1.8 million or 27.0% from $6.6 million at June 30, 2006. As a percentage of average earning assets, other expenses for the three months ended June 30, 2007 and 2006 were 4.8% and 5.1%, respectively, on an annualized basis. In 2007, operating expenses were comprised primarily of salaries and benefits of $5.3 million, which compared to $4.2 million in 2006. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At June 30, 2007, the Company employed 161 FTE compared to 123 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $282,000 and $182,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in the second quarter of 2007 and 2006, respectively. Occupancy and data processing expense for the second quarter of 2007 was $1.3 million compared to $881,000 for the same period one year earlier. The increase was primarily due to expansion of the business. The decrease in deposit services expense of $136,000 or 37.6% was due to a decline in real estate related title and escrow deposit accounts.

Summary of Financial Results - Six months ended June 30, 2007

The Company reported net income of $5.4 million ($0.85 basic and $0.78 diluted earnings per share) for the six months ended June 30, 2007 as compared to $4.0 million ($0.63 basic and $0.58 diluted earnings per share) for the six months ended June 30, 2006. The increase in net income resulted primarily from increases in net interest income and non-interest income offset, in part, by an increase in operating expenses.

The table below highlights the changes in the nature and sources of income and expense.

	Six months ended
	June 30,		Increase
(dollars in thousands)	2007	2006	(Decrease)

Interest income	$32,314	$23,407	$8,907
Interest expense	9,436	5,607	3,829

Net interest income	22,878	17,800	5,078
Provision for credit losses	1,200	672	528

Net interest income after provision
for credit losses	21,678	17,128	4,550
Other income	3,907	2,161	1,746
Other expenses	16,276	12,968	3,308
Income before income taxes	9,309	6,321	2,988

Income taxes	3,882	2,371	1,511
Net income	$5,427	$3,950	$1,477

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

Net interest income for the six months ended June 30, 2007 was $22.9 million, which was comprised of $32.3 million in interest income and $9.4 million in interest expense. Net interest income for the six months ended June 30, 2006 was $17.8 million, which was comprised of $23.4 million in interest income and $5.6 million in interest expense. Net interest income for the six months ended June 30, 2007 represented an increase of $5.1 million or 28.5% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

The Company’s net interest margin (net interest income divided by average earning assets) for the six months ended June 30, 2007 was 6.85% declining slightly from 7.02% in the same period one year earlier as a result of growth in the volume of average interest bearing liabilities and decreased balance sheet leverage.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the six months ended June 30, 2007 and 2006.

	Six months ended June 30,
(dollars in thousands)	2007			2006

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$568,542	10.5%	$29,617	$444,021	10.0%	$21,934
Federal funds sold	49,241	5.2%	1,277	54,349	4.7%	1,270
Investment securities	55,883	5.1%	1,420	12,733	3.2%	203
Total interest earning assets	673,666	9.7%	32,314	511,103	9.2%	23,407

Noninterest-earning assets:
Cash and due from banks	30,426			28,301
All other assets (3)	20,116			15,419
TOTAL	$724,208			$554,823

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,462	0.8%	$23	$3,441	0.9%	$15
Savings	346,552	3.9%	6,625	223,036	3.0%	3,340
Time	94,855	4.8%	2,268	85,215	4.0%	1,685
Other	17,527	6.0%	520	20,711	5.5%	567
Total interest bearing liabilities	464,396	4.1%	9,436	332,403	3.4%	5,607

Noninterest-bearing liabilities:
Demand deposits	197,723			173,614
Accrued expenses and
other liabilities	9,602			6,742
Shareholders' equity	52,487			42,064
TOTAL	$724,208			$554,823

Net interest income and margin		6.9%	$22,878		7.0%	$17,800

(1)	Loan fee amortization of $2.8 million and $1.8 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $7.4 million and $6.1 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2007 and 2006. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Six months ended June 30,
	2007 vs. 2006
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$6,487	1,196	$7,683
Federal funds sold	(132)	139	7
Investment securities	1,096	121	1,217
Other	—	—	—
Total interest income	7,451	1,456	8,907

Interest expense:
Demand	9	(1)	8
Savings	2,361	924	3,285
Time	230	353	583
Other	(94)	47	(47)
Total interest expense	2,506	1,323	3,829

Change in net interest income	$4,945	$133	$5,078

Interest Income

Interest income of $32.3 million in the six months ended June 30, 2007 represented an increase of $8.9 million, or 38.1%, over $23.4 million in the same period one year earlier. The increase in interest income was primarily due to growth in average earning assets, particularly growth in average loan balances. Average earning assets for the six months ended June 30, 2007 were $673.7 million and represented growth of $162.6 million or 31.8% over $511.1 million for the same period in 2006.

Average gross loans were $568.5 million for six months ended June 30, 2007, an increase of $124.5 million or 28.0% over $440.0 million for the same period one year earlier. Average loans comprised 84.4% of average earning assets in the six months ended June 30, 2007 compared to 86.9% in the second quarter of 2006. During the six months ended June 30, 2007, the ratio of average gross loans to average deposits (one measure of leverage) was 88.2%, compared to 91.5% in the comparable period of 2006.

Interest income also benefited from increases in short-term interest rates. The average yield on earning assets was 9.7% for the six months ended June 30, 2007 and 9.2% for the six months ended June 30, 2006. The majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate during 2006. The Company’s prime rate averaged 8.25% in the six months ended June 30, 2007, up from 7.66% in the same period one year earlier.

Other earning assets, consisting of investment securities and federal funds sold, averaged $105.1 million for the six months ended June 30, 2007, an increase of $38.0 million or 56.7% from $67.1 million for the six months ended June 30, 2006.

Interest Expense

Interest expense was $9.4 million for the six months ended June 30, 2007, which represented an increase of $3.8 million or 68.3% over $5.6 million for the comparable period of 2006. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates paid on liabilities in 2007 compared to 2006. Average interest-bearing liabilities were $464.4 million for the six months ended June 30, 2007, an increase of $132.0 million, or 39.7%, over $332.4 million for the same period one year earlier.

Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $446.9 million for the six months ended June 30, 2007, which represented 69.3% of total average deposits and was an increase of $135.2 million, or 43.4%, over $311.7 million representing 64.2% of total average deposits in the first six months of 2006.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $17.5 million in the six months ended June 30, 2007 compared to $20.7 million for the same period one year earlier, which represented a decrease of $3.2 million or 15.4%.

The impact of increases in short-term market interest rates together with the factors noted above resulted in an increase in the average rate paid on interest-bearing liabilities to 4.1% in the six months ended June 30, 2007 compared to 3.4% in the first six months of 2006.

Net interest income is the principal source of the Company’s operating earnings. Significant factors affecting net interest income are: rates, volumes and mix of the loan, investment and deposit portfolios. Due to the nature of the Company’s lending markets, in which the majority of loans are generally tied to prime rate, it is believed that an increase in interest rates should positively affect the Company’s future earnings, while a decline should have a negative impact. However, it is not feasible to provide an accurate measure of such a change because of the many factors (many of them uncontrollable) influencing the result.

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying col-lateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisi-ons for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $1.2 million to the allowance for credit losses for the six months ended June 30, 2007, as compared to $672,000 for the same period in 2006. There were loan charged-offs of $943,000 and $4,000 in recoveries during the six months ended June 30, 2007 as compared to no loans charged off and $12,000 in recoveries during the six month period ended June 30, 2006. The loans charged-off during the first six months of 2007 consisted primarily of two loans to one commercial borrower that had previously been reported as impaired. At June 30, 2007, the allowance for credit losses was $7.6 million, representing 1.3% of total loans, as compared to $6.6 million, representing 1.4% of total loans, at June 30, 2006.

The following schedule provides an analysis of the allowance for credit losses:

	Six months ended
(dollars in thousands)	June 30,
	2007	2006

Balance, beginning of period	$7,329	$5,936
Provision for credit losses	1,200	672
Charge-offs	(943)	—
Recoveries	4	12
Balance, end of period	$7,590	$6,620

See “Summary of Financial Results - Quarter ended June 30, 2007 - Provision for Credit Losses” for a discussion of nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,
(dollars in thousands)	2007		2006
	Amount	Percent	Amount	Percent

Gain on sale of SBA loans	$2,499	64.0%	$839	38.8%
SBA loan servicing income	341	8.7%	283	13.1%
Depositor service charges	332	8.5%	239	11.1%
Increase in value of life insurance	211	5.4%	178	8.2%
Foreign exchange upcharge	272	7.0%	89	4.1%
Other operating income	252	6.4%	533	24.7%
	$3,907	100.0%	$2,161	100.0%

Non-interest income totaled $3.9 million in the first six months of 2007, an increase of $1.7 million or 80.8% from $2.2 million in 2006. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan servicing income, and packaging fees and service charge income on deposit accounts. The increase in non-interest income for the first six months of 2007 was primarily a result of increased gains recognized on SBA loan sales and SBA loan servicing income offset, in part, by a decrease in other operating income.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $2.5 million in the six months ended June 30, 2007 which represented an increase of $1.7 million or 197.9% compared to $839,000 the same period one year earlier. The increase was attributed to a higher volume of loans sold during the six months. During the first six months of 2007 the Company’s SBA group funded $44.1 million in new loans and sold $56.5 million which compared to $29.0 million funded and $27.3 million sold in the same period one year earlier. The SBA loans sold during the first six months of 2007 included $11.3 million of un-guaranteed loans.

Non-interest Expense

The components of other expense as a percentage of average assets are set forth in the following table for the six months ended June 30, 2007 and 2006.

	Six months ended June 30,
(dollars in thousands)	2007		2006
	Amount	Percent	Amount	Percent

Salaries and benefits	$10,267	3.1%	$8,079	3.2%
Occupancy	1,539	0.5%	972	0.4%
Data processing	980	0.3%	717	0.3%
Marketing/Advertising	716	0.2%	530	0.2%
Legal and professional	614	0.2%	421	0.2%
Deposit services	484	0.1%	874	0.3%
Furniture and equipment	436	0.1%	342	0.1%
Other	1,240	0.4%	1,033	0.4%
	$16,276	4.9%	$12,968	5.1%

Operating expenses were $16.3 million for the six months ended June 30, 2007, an increase of $3.3 million or 25.5% from $13.0 million for the six months ended June 30, 2006. As a percentage of average earning assets, other expenses for the six months ended June 30, 2007 and 2006 were 4.9% and 5.1%, respectively, on an annualized basis. In 2007, operating expenses were comprised primarily of salaries and benefits of $10.3 million, which compared to $8.1 million in 2006. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At June 30, 2007, the Company employed 161 FTE compared to

123 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $559,000 and $322,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in 2007 and 2006, respectively. Occupancy and data processing expense for the first six months of 2007 was $2.5 million representing an increase of $830,000, or 49.1%, compared to $1.7 million for the same period one year earlier. The increase was primarily due to expansion of the business. The decrease in deposit services expense of $390,000 or 80.6% was due to a decline in real estate related title and escrow deposit accounts.

Balance Sheet

Total assets of the Company at June 30, 2007 were $763.8 million, an increase of $41.8 million, or 5.8%, as compared to $722.0 million at December 31, 2006. Growth in total assets was principally due to an increase in loan balances.

The following table shows the Company’s loans by type and their percentage distribution for the periods ended June 30, 2007 and December 31, 2006.

(dollars in thousands)	June 30,	December 31,
	2007	2006

Commercial	$258,978	$197,174
SBA	56,176	59,888
Real estate construction	104,652	103,710
Real estate other	134,299	115,313
Factoring and asset based lending	42,683	56,924
Other	9,341	7,771
Total gross loans	606,129	540,780
Unearned fee income	(1,483)	(1,495)
Total gross loans	604,646	539,285
Less allowance for credit losses	(7,590)	(7,329)
Total loans, net	$597,056	$531,956

Commercial	42.7%	36.5%
SBA	9.3%	11.1%
Real estate construction	17.3%	19.2%
Real estate other	22.2%	21.3%
Factoring and asset based lending	7.0%	10.5%
Other	1.5%	1.4%
Total gross loans	100.0%	100.0%

Net loan balances increased to $597.1 million at June 30, 2007, which represented an increase of $65.1 million, or 12.2%, as compared to $532.0 million at December 31, 2006. The increase in loans was primarily in commercial and real estate other without a concentration in any one specific category of loans. The increase was a result of general marketing efforts.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region. Commercial loans were $259.0 million at June 30, 2007, which represented an increase of $61.8 million, or 31.3%, over $197.2 million at December 31, 2006. At June 30, 2007, commercial loans comprised 42.7% of total loans outstanding compared to 36.5% at December 31, 2006.

In March of 2002, the Company established an SBA lending group in Santa Clara County with a loan production office in Sacramento County. In October 2004, the Company established a loan production office in San Diego County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Certified

Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At June 30, 2007, SBA loans comprised $56.2 million, or 9.3%, of total loans, a decrease of $3.7 million, or 6.2%, from $59.9 million at December 31, 2006. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At June 30, 2007 and December 31, 2006, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

The Company’s construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $1.0 million, or 0.9%, to $104.7 million at June 30, 2007 over $103.7 million at December 31, 2006. Construction loan balances at June 30, 2007 and December 31, 2006 comprised 17.3% and 19.2%, respectively, of total loans.

Other real estate loans increased $19.0 million or 16.5% to $134.3 million at June 30, 2007 over $115.3 million at December 31, 2006. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 22.2% of total loans at June 30, 2007 compared to 21.3% at December 31, 2006.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices. Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client. The asset-based lending program requires a security interest in all of a client’s accounts receivable. At June 30, 2007, factoring/asset- based loans totaled $42.7 million or 7.0% of total loans, a slight decrease as compared to $56.9 million or 10.5% of total loans at December 31, 2006.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At June 30, 2007, other loans totaled $9.3 million as compared to $7.8 million at December 31, 2006.

Deposits represent the Company’s principal source of funds. Most of the Company’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Company’s market area. The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of June 30, 2007 and December 31, 2006.

(dollars in thousands)	June 30,		December 31,
	2007		2006
	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$218,651	32.10%	$198,639	30.80%
Interest-bearing demand	4,563	0.67%	3,901	0.60%
Money market and savings	372,470	54.69%	333,838	51.76%
Certificates of deposit:
Less than $100	27,468	4.03%	28,918	4.48%
$100 and more	57,974	8.51%	79,691	12.36%
Total deposits	$681,126	100.00%	$644,987	100.00%

Deposits increased $36.1 million or 5.6% from $645.0 million at December 31, 2006 to $681.1 million at June 30, 2007. The increase in deposits was primarily in money market and savings accounts. The increase was a result of marketing efforts to attract such deposits in order to meet the Bank’s liquidity needs and to accommodate projected loan funding. Deposit totals at June 30, 2007 included $28.8 million, or 4.2%, in title and escrow company account balances compared to $27.3 million, or 4.2%, at December 31, 2006. Excluding title and escrow company account balances, deposits increased $34.6 million or 5.6% compared to December 31, 2006.

Leverage

Total gross loan balances at June 30, 2007 were $606.1 million. The resulting loan to deposit ratio was 89.0%.

Other earning assets at June 30, 2007 were primarily comprised of investment securities and federal funds sold of $113.2 million. To date, the Company has deployed earning assets primarily in federal funds sold to address the potential volatility of the title company deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.

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

The risk-based capital ratio focuses principally on broad categories of credit risk, and might not take into account many other factors that can affect a bank’s financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The Comptroller has addressed many of these areas in related rule-making proposals. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank’s capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the Company’s risk-based capital ratio. The Comptroller has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital consistent with the level and nature of the risks to which they are exposed.

Further, the banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from movements in interest rates. While interest rate risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the Company. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies consider in evaluating an institution’s capital adequacy. Bank examiners consider a bank’s historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank’s internal interest rate risk management.

Finally, institutions with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. General market risk refers to changes in the market value of on-balance-sheet assets and off-balance-sheet items resulting from broad market movements. Specific market risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument’s issuer. The additional capital requirements apply effective January 1, 1998 to institutions with trading assets and liabilities equal to 10% or more of total assets or trading activity of $1 billion or more. The federal banking agencies may apply the market risk regulations on a case-by-case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

In connection with the recent regulatory attention to market risk and interest rate risk, the federal banking agencies will evaluate an institution in its periodic examination on the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can affect a financial institution’s earnings or capital. In addition, the agencies focus in the examination on an institution’s ability to monitor and manage its market risk, and will provide management with a clearer and more focused indication of supervisory concerns in this area.

Under certain circumstances, the Comptroller may determine that the capital ratios for a national bank shall be maintained at levels, which are higher than the minimum levels required by the guidelines. A national bank which does not achieve and maintain adequate capital levels as required may be subject to supervisory action by the Comptroller through the issuance of a capital directive to ensure the maintenance of required capital levels. In addition, the Company is required to meet certain guide-lines of the Comptroller concerning the maintenance of an adequate allowance for loan and lease losses.The Company’s Tier 1 capital at June 30, 2007 was $73.4 million, which was comprised of $36.5 million of capital stock and surplus, $19.9 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at June 30, 2007 and December 31, 2006 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of June 30,		As of December 31,
(dollars in thousands)	2007		2006
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$73,359	10.48%	$66,533	10.52%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$28,003	4.00%	$25,293	4.00%

Total Capital	$80,949	11.56%	$74,229	11.74%
(to Risk Weighted Assets)
Total capital minimum requirement	$56,006	8.00%	$50,587	8.00%

Company Leverage
Tier 1 Capital	$73,359	10.13%	$66,533	10.97%
(to Average Assets)
Tier 1 capital minimum requirement	$28,968	4.00%	$24,260	4.00%

Bank Capital Ratios
Tier 1 Capital	$70,404	10.06%	$64,145	10.15%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$27,981	4.00%	$25,272	4.00%

Total Capital	$77,994	11.15%	$71,474	11.31%
(to Risk Weighted Assets)
Total capital minimum requirement	$55,962	8.00%	$50,544	7.99%

Bank Leverage
Tier 1 Capital	$70,404	9.73%	$64,145	10.59%
(to Average Assets)
Tier 1 capital minimum requirement	$28,944	4.00%	$24,240	4.00%

The Company and the Bank were considered well capitalized at June 30, 2007.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At June 30, 2007 and December 31, 2006, liquid assets as a percentage of deposits were 19.7% and 25.1%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $27.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs and additionally has approximately $134.0 million in borrowing capacity at the Federal Home Loan Bank of San Francisco. The Company’s balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at June 30, 2007, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of June 30, 2007
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$39,790	$—	$—	$—	$—	$39,790
U.S. Treasury securities	—	100	—	100	—	200
Agency securities	7,979	3,994	14,916	46,273	—	73,162
Loans	497,954	12,575	11,348	52,218	32,035	606,130
Total earning assets	$545,723	$16,669	$26,264	$98,591	$32,035	$719,282

Interest checking, money
market and savings	377,033	—	—	—	—	377,033
Certificates of deposit:
Less than $100,000	4,571	2,689	10,109	10,099	—	27,468
$100,000 or more	17,766	10,030	18,836	11,342	—	57,974
Total interest-bearing liabilities	$399,370	$12,719	$28,945	$21,441	$—	$462,475

Interest rate gap	$146,353	$3,950	$(2,681)	$77,150	$32,035	$256,807
Cumulative interest rate gap	$146,353	$150,303	$147,622	$224,772	$256,807

Interest rate gap ratio	0.27	0.24	(0.10)	0.78	1.00
Cumulative interest rate
gap ratio	0.27	0.27	0.25	0.33	0.36

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet as June 30, 2007 was asset sensitive in terms of its short-term exposure to interest rates. That is, at June 30, 2007 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate. In addition, the Company has invested in short-term fixed rate securities and entered into interest rate swaps to hedge the variable cash flows associated with $100.0 million of existing variable-rate assets.

The following table shows maturity and interest rate sensitivity of the loan portfolio at June 30, 2007 and December

31, 2006. At June 30, 2007, approximately 78.1% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of June 30, 2007
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$258,978	$126,221	$104,816	$27,941
SBA	56,176	15,303	3,136	37,737
Real estate construction	104,652	97,248	7,404	—
Real estate-other	134,299	56,149	28,838	49,312
Factoring / Asset-Based Lending	42,683	42,354	329	—
Other	9,341	8,288	1,054	—
Total loans	$606,129	$345,563	$145,577	$114,990

	As of December 31, 2006
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$197,174	$102,870	$82,154	$12,150
SBA	59,888	8,857	186	50,845
Real estate construction	103,710	102,005	1,705	—
Real estate-other	115,313	44,802	25,633	44,878
Factoring / Asset-Based Lending	56,924	56,924	—	—
Other	7,771	4,656	3,115	—
Total loans	$540,780	$320,114	$112,793	$107,873

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The definition of “off-balance sheet arrangements” includes any transaction, agreement or other contractual arrangement to which an entity is a party under which we have:

•
Any obligation under a guarantee contract that has the characteristics as defined in paragraph 3 of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantee including Indirect Guarantees of Indebtedness to Others” (“FIN 45”);

•
A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets, such as a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity;

•
Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant’s own stock and classified in stockholders’ equity; or

•
Any obligation, including contingent obligations, arising out of a material variable interest, as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of June 30, 2007 those guarantees include the following:

•	Standby Letters of Credit in the amount of $14.7 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

(dollars in thousands)	As of June 30, 2007
	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Long-term contracts	$3,551	$1,062	$1,981	$508	$—
Operating leases	15,612	1,470	3,268	3,853	7,021
Total	$19,163	$2,532	$5,249	$4,361	$7,021

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2007, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Internal Control over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS

(a) Exhibits

See Index to Exhibits at page 35 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated:  August 2, 2007
By:  /s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated:  August 2, 2007
By:  /s/ Thomas A. Sa

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