Form 10-Q
period 2007-09-30
Bridge Capital Holdings
filed 2007-11-01
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2007

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

Yes ☒ No☐

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
Yes ☐ No☒

The number of shares of Common Stock outstanding as of October 31, 2007: 6,444,150

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$19,076	$24,360
Federal funds sold	70,155	93,845
Total cash and equivalents	89,231	118,205

Investment securities available for sale	66,071	43,933
Loans, net of allowance for credit losses of $8,003 at September 30, 2007 and $7,329 at December 31, 2006	601,587	531,956

Premises and equipment, net	4,618	3,479
Accrued interest receivable	4,748	4,292
Other assets	23,622	20,114
Total assets	$789,877	$721,979

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$201,133	$198,639
Demand interest-bearing	4,271	3,901
Savings	418,503	333,838
Time	78,943	108,609
Total deposits	702,850	644,987

Junior subordinated debt securities	17,527	17,527
Other borrowings	-	-
Accrued interest payable	298	318
Other liabilities	9,187	10,053
Total liabilities	729,862	672,885

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; none issued	-	-
Common stock, no par value; 30,000,000 shares authorized; 6,441,900 shares issued and outstanding at September 30, 2007; 6,349,824 shares issued and outstanding at December 31, 2006.	36,888	35,427
Retained earnings	22,722	14,543
Accumulated other comprehensive income (loss)	405	(876)
Total shareholders' equity	60,015	49,094
Total liabilities and shareholders' equity	$789,877	$721,979

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Loans	$15,585	$12,762	$45,202	$34,696
Federal funds sold	1,138	1,453	2,415	2,723
Investment securities available for sale	904	113	2,324	316
Total interest income	17,627	14,328	49,941	37,735

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	10	9	33	23
Money market and savings	3,984	2,733	10,609	6,073
Certificates of deposit	1,039	1,239	3,307	2,924
Other	262	257	782	825
Total interest expense	5,295	4,238	14,731	9,845

Net interest income	12,332	10,090	35,210	27,890
Provision for credit losses	475	100	1,675	772
Net interest income after provision for credit losses	11,857	9,990	33,535	27,118

NON-INTEREST INCOME:
Service charges on deposit accounts	166	131	497	370
Gain on sale of SBA loans	363	225	2,986	1,064
Other non interest income	906	443	1,859	1,526
Total non-interest income	1,435	799	5,342	2,960

OPERATING EXPENSES:
Salaries and benefits	5,530	4,627	15,796	12,706
Premises and fixed assets	1,173	808	3,149	2,122
Other	2,012	1,631	6,046	5,206
Total operating expenses	8,715	7,066	24,991	20,034

Income before income taxes	4,577	3,723	13,886	10,044
Income taxes	1,825	1,415	5,707	3,786
Net income	$2,752	$2,308	$8,179	$6,258

Basic earnings per share	$0.43	$0.37	$1.28	$1.00
Diluted earnings per share	$0.40	$0.34	$1.18	$0.92
Average common shares outstanding	6,397,140	6,283,125	6,369,991	6,262,169
Average common and equivalent shares outstanding	6,947,833	6,819,049	6,923,726	6,795,493

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$8,179	$6,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,675	772
Depreciation and amortization	745	645
Stock based compensation	850	500
Loans originated for sale	(74,210)	(39,660)
Proceeds from loan sales	76,799	35,417
Decrease in accrued interest receivable and other assets	(3,008)	(1,798)
Decrease in accrued interest payable and other liabilities	(1,119)	(877)
Net cash provided by operating activities	9,911	1,257

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of securities available for sale	(38,361)	(15,052)
Proceeds from maturity of securities available for sale	17,000	8,625
Net increase in loans	(73,895)	(41,165)
Purchase of fixed assets	(2,102)	(1,290)
Net cash used in investing activities	(97,358)	(48,882)

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits	57,862	117,665
Decrease in other borrowings	-	(4,845)
Common stock issued	611	417
Net cash provided by financing activities	58,473	113,237

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	(28,974)	65,612
Cash and equivalents at beginning of period	118,205	69,540
Cash and equivalents at end of period	$89,231	$135,152

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$14,859	$9,515
Cash paid for income taxes	$6,902	$5,095

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC. The interim financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter and nine months ended September 30, 2007, are not necessarily indicative of full year results.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has recorded an incremental $291,000 ($253,000 net of tax) and $850,000 ($734,000 net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2007 as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2007.  As of September 30, 2007, $3.0 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 5 years.

The impact of implementing SFAS No. 123R reduced basic earnings per share by $0.04 and $0.12 and diluted earnings per share by $0.03 and $0.07 for the three and nine months ended September 30, 2007, respectively.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had cumulative other comprehensive income (loss) totaling $405,000, net of tax, as of September 30, 2007 and $(876,000), net of tax, as of December 31, 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006

Net income	$2,752	$2,308	$8,179	$6,258

Other comprehensive earnings-
Net unrealized gains (losses) on securities available for sale	377	45	332	67
Net unrealized gains (losses) on FAS 158 adjustment - supplemental executive retirement plan	10	-	31	-
Net unrealized gains (losses) on cash flow hedges	1,468	-	918	-

Total comprehensive income	$4,607	$2,353	$9,460	$6,325

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

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006

Net income	$2,752	$2,308	$8,179	$6,258

Weighted average shares used in computing:
Basic common shares	6,397,140	6,283,125	6,369,991	6,262,169
Diluted potential common shares related to stock based awards, using the treasury stock method	550,693	535,924	553,735	533,324
Total average common equivalent shares	6,947,833	6,819,049	6,923,726	6,795,493

Basic earnings per share	$0.43	$0.37	$1.28	$1.00
Diluted earnings per share	$0.40	$0.34	$1.18	$0.92

3. Securities

The amortized cost and approximate fair values of securities at September 30, 2007 and December 31, 2006 are as follows:

	As of September 30, 2007
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government treasury notes	$200	$1	$-	$201
U.S. government agency notes	65,394	486	(10)	65,870
Total securities available for sale	65,594	487	(10)	66,071
Total investment securities	$65,594	$487	$(10)	$66,071

	As of December 31, 2006
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$200	$-	$-	$200
U.S. government agency notes	43,815	24	(106)	43,733
Total securities available for sale	44,015	24	(106)	43,933
Total investment securities	$44,015	$24	$(106)	$43,933

The scheduled maturities of securities available for sale at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$22,151	$22,184
Due after one year through five years	43,443	43,887
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	65,594	66,071
Total investment securities	$65,594	$66,071

	December 31, 2006
	Amortized	Fair
	Cost	Value

Due in one year or less	$17,042	$16,993
Due after one year through five years	26,973	26,940
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	44,015	43,933
Total investment securities	$44,015	$43,933

As of September 30, 2007, investment securities with carrying values of approximately $200,000 were pledged as collateral. As of September 30, 2007, $7,000 in unrealized losses was attributable to securities maturing in greater than 12 months. The unrealized losses on investments in U.S. Government agency securities which have been in an unrealized loss position for one year or longer as of September 30, 2007 (a total of 1 security), were caused by market interest rate increases subsequent to the purchase of the securities. Because the Bank has the ability to hold these investments until a recovery in fair value, which may be maturity, these investments are not considered to be other-than-temporarily impaired as of September 30, 2007.

4. Loans

The balances in the various loan categories are as follows as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(dollars in thousands)	2007	2006

Commercial	$264,360	$197,174
SBA	63,205	59,888
Real estate construction	83,030	103,710
Real estate other	144,438	115,313
Factoring and asset based lending	43,942	56,924
Other	12,231	7,771
Loans, gross	611,206	540,780
Unearned fee income	(1,616)	(1,495)
Total loan portfolio	609,590	539,285
Less allowance for credit losses	(8,003)	(7,329)
Loans, net	$601,587	$531,956

5. Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at September 30, 2007 and December 31, 2006 are comprised of the following:

	September 30, 2007
(dollars in thousands)	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$4,476	$(1,659)	$2,817
Furniture and fixtures	1,158	(603)	555
Capitalized software	2,094	(1,460)	634
Equipment	1,750	(1,138)	612
Construction in process	-	-	-
Totals	$9,478	$(4,860)	$4,618

	December 31, 2006
	Cost	Accumulated Depreciation	Net book Value

Leasehold improvements	$2,673	$(1,010)	$1,663
Furniture and fixtures	741	(524)	217
Capitalized software	1,691	(1,160)	531
Equipment	1,264	(939)	325
Construction in process	743	-	743
Totals	$7,112	$(3,633)	$3,479

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

Other Borrowings

There were no other borrowings at September 30, 2007 and December 31, 2006.

As of September 30, 2007, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $141.0 million of which $10.0 million was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $35.0 million. At September 30, 2007, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and nine month periods ended September 30, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected life	60 months	60 months	60 months	60 months

Stock volatility	28.43%	32.90%	28.43%	32.90%

Risk free interest rate	4.39%	4.64%	4.71%	4.74%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$10.81	$7.64	$9.59	$7.27

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At September 30, 2007 and December 31, 2006, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006
Statement of Operations Data:
Interest income	$17,627	$14,328	$49,941	$37,735
Interest expense	5,295	4,238	14,731	9,845
Net interest income	12,332	10,090	35,210	27,890
Provision for credit losses	475	100	1,675	772
Net interest income after provision for credit losses	11,857	9,990	33,535	27,118
Other income	1,435	799	5,342	2,960
Other expenses	8,715	7,066	24,991	20,034
Income before income taxes	4,577	3,723	13,886	10,044
Income taxes	1,825	1,415	5,707	3,786
Net income	$2,752	$2,308	$8,179	$6,258

Per Share Data:
Basic earnings per share	$0.43	$0.37	$1.28	$1.00
Diluted earnings per share	0.40	0.34	1.18	0.92
Shareholders' equity per share	9.32	7.46	9.32	7.46
Cash dividend per common share	-	-	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$789,877	$655,706
Loans, net	601,587	477,303
Deposits	702,850	585,824
Shareholders' equity	60,015	46,956

Average balance sheet amounts:
Assets	$801,249	$636,273	$750,171	$582,449
Loans, net	587,926	465,102	569,209	447,567
Deposits	714,918	566,083	668,292	512,527
Shareholders' equity	57,400	45,814	54,143	43,328

Selected Ratios:
Return on average assets	1.36%	1.44%	1.46%	1.44%
Return on average equity	19.02%	19.99%	20.20%	19.31%
Efficiency ratio	63.30%	64.89%	61.63%	64.94%
Risk based capital ratio	11.80%	12.46%
Net chargeoffs to average gross loans	0.01%	0.00%	0.17%	0.00%
Allowance for loan losses to total loans	1.31%	1.39%
Average equity to average assets	7.16%	7.20%	7.22%	7.44%

Summary of Financial Results – Quarter ended September 30, 2007

The Company reported net income of $2.8 million ($0.43 basic and $0.40 diluted earnings per share) for the quarter ended September 30, 2007 as compared to $2.3 million ($0.37 basic and $0.34 diluted earnings per share) for the quarter ended September 30, 2006. The increase in net income resulted primarily from increases in net interest income and non-interest income offset, in part, by increases in operating expenses and provision for loan losses.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended September 30,		Increase
(dollars in thousands)	2007	2006	(Decrease)

Interest income	$17,627	$14,328	$3,299
Interest expense	5,295	4,238	1,057

Net interest income	12,332	10,090	2,242
Provision for credit losses	475	100	375

Net interest income after provision for credit losses	11,857	9,990	1,867
Other income	1,435	799	636
Other expenses	8,715	7,066	1,649
Income before income taxes	4,577	3,723	854

Income taxes	1,825	1,415	410
Net income	$2,752	$2,308	$444

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended September 30, 2007 was $12.3 million, which was comprised of $17.6 million in interest income and $5.3 million in interest expense. Net interest income for the quarter ended September 30, 2006 was $10.1 million, which was comprised of $14.3 million in interest income and $4.2 million in interest expense. Net interest income for the quarter ended September 30, 2007 represented an increase of $2.2 million or 22.2% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended September 30, 2007 was 6.46% declining slightly from 6.73% in the same period one year earlier as a result of growth in the volume of average interest bearing liabilities and decreased balance sheet leverage.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007			2006
(dollars in thousands)	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets (2):
Loans (1)	$597,214	10.4%	$15,585	$473,311	10.7%	$12,763
Federal funds sold	89,483	5.0%	1,138	110,219	5.2%	1,453
Investment securities	70,498	5.1%	904	11,272	4.0%	113
Total interest earning assets	757,195	9.2%	17,627	594,802	9.6%	14,329

Noninterest-earning assets:
Cash and due from banks	20,882			26,209
All other assets (3)	23,172			15,262
TOTAL	$801,249			$636,273

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,761	0.7%	$10	$3,900	0.9%	$9
Savings	417,255	3.8%	3,984	288,895	3.8%	2,733
Time	84,149	4.9%	1,039	116,353	4.2%	1,239
Other	17,527	5.9%	262	17,527	5.8%	258
Total interest bearing liabilities	524,692	4.0%	5,295	426,675	3.9%	4,239

Noninterest-bearing liabilities:
Demand deposits	207,753			156,935
Accrued expenses and other liabilities	11,404			6,849
Shareholders' equity	57,400			45,814
TOTAL	$801,249			$636,273

Net interest income and margin		6.5%	$12,332		6.7%	$10,090

(1)	Loan fee amortization of $1.5 million and $1.3 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $7.8 million and $6.7 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2007 and 2006. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended September 30, 2007 vs. 2006
	Increase (decrease) due to change in
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest income:
Loans	$3,233	$(411)	$2,822
Federal funds sold	(264)	(51)	(315)
Investment securities	759	32	791
Total interest income	3,729	(431)	3,298

Interest expense:
Demand	3	(2)	1
Savings	1,226	25	1,251
Time	(398)	198	(200)
Other	-	4	4
Total interest expense	831	225	1,056

Change in net interest income	$2,898	$(656)	$2,242

Interest Income

Interest income of $17.6 million in the quarter ended September 30, 2007 represented an increase of $3.3 million, or 23.0%, over $14.3 million in the same quarter one year earlier. The increase in interest income was primarily due to growth in average earning assets, particularly growth in average loan balances. Average earning assets for the quarter ended September 30, 2007 were $757.2 million and represented growth of $162.4 million or 27.3% over $594.8 million for the same period in 2006.

Average gross loans were $597.2 million for three months ended September 30, 2007, an increase of $123.9 million or 26.2% over $473.3 million for the same period one year earlier. Average loans comprised 78.9% of average earning assets in the three months ended September 30, 2007 compared to 79.6% in the second quarter of 2006. During the quarter ended September 30, 2007, the ratio of average gross loans to average deposits (one measure of leverage) was 83.5%, compared to 83.6% in the comparable period of 2006.

The average yield on earning assets was 9.2% for the quarter ended September 30, 2007 and 9.6% for the quarter ended September 30, 2006. The majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the decrease in yield was primarily due to decreases in the prime rate during 2007. The Company’s prime rate averaged 8.18% in the three months ended September 30, 2007 compared to 8.25% in the same period one year earlier.

Other earning assets, consisting of investment securities and federal funds sold, averaged $160.0 million for the quarter ended September 30, 2007, an increase of $38.5 million or 31.7% from $121.5 million for the three months ended September 30, 2006.

Interest Expense

Interest expense was $5.3 million for the quarter ended September 30, 2007, which represented an increase of $1.1 million or 24.9% over $4.2 million for the comparable period of 2006. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates paid on liabilities in 2007 compared to 2006. Average interest-bearing liabilities were $524.7 million for the three months ended September 30, 2007, an increase of $98.0 million, or 23.0%, over $426.7 million for the same period one year earlier.

Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $507.2 million for the quarter ended September 30, 2007, which represented 70.9% of total average deposits and was an increase of $98.0 million, or 23.0%, over $409.2 million representing 72.3% of total average deposits in the third quarter of 2006.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $17.5 million in the three months ended September 30, 2007 and 2006.

The average rate paid on interest-bearing liabilities of 4.0% in the quarter ended September 30, 2007 compared to 3.9% in the third quarter of 2006.

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

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $475,000 to the allowance for credit losses for the three months ended September 30, 2007, as compared to $100,000 for the same period in 2006. There were loan charge-offs of $312,000 and recoveries of $250,000 during the three months ended September 30, 2007 as compared to no loans charged off and $8,000 in recoveries during the three month period ended September 30, 2006. The loan charge-offs during the third quarter of 2007 consisted of one loan to a commercial borrower. At September 30, 2007, the allowance for credit losses was $8.0 million, representing 1.3% of total loans, as compared to $6.7 million, representing 1.4% of total loans, at September 30, 2006.

The following schedule provides an analysis of the allowance for credit losses:

	Three months ended September 30,
(dollars in thousands)	2007	2006

Balance, beginning of period	$7,590	$6,620
Provision for credit losses	475	100
Charge-offs	(312)	-
Recoveries	250	8
Balance, end of period	$8,003	$6,728

The accrual of interest on loans would be discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were no non-accrual loans at September 30, 2007 and two non-accrual loans totaling $437,000 at December 31, 2006. At December 31, 2006, the non-accrual total consisted of commercial loans that were secured by business assets and real property with values in excess of the loans’ carrying values.

In addition, at September 30, 2007 and December 31, 2006, there were no restructured loans or loans past due 90 days or more as to principal or interest and still accruing interest.

At September 30, 2007 there was one commercial property valued at $425,000 that was owned by the Company and acquired through the foreclosure process. At December 31, 2006 there were no properties owned by the Company that were acquired through the foreclosure process.

The following summarizes nonperforming assets at June 30, 2007 and December 31, 2006.

(dollars in thousands)	September 30, 2007	December 31, 2006

Loans accounted for on a non-accrual basis	$-	$437
Loans restructured and in compliance with modified terms	-	-
Other loans with principal or interest contracturally past due 90 days or more	-	-
Total nonperforming loans	-	437
Other real estate owned	425	-
Total nonperforming assets	$425	$437

Based on an evaluation of the individual credits, historical credit loss experience by loan type, and economic conditions, management has allocated the allowance for loan losses as follows for the periods ending September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent	Amount	Percent

Commercial and other	$3,391	42.4%	$1,831	25.0%
SBA	1,205	15.1%	1,803	24.6%
Real estate construction	616	7.7%	1,082	14.8%
Real estate other	1,941	24.3%	1,152	15.7%
Factoring/ABL	769	9.6%	1,415	19.3%
Other	80	1.0%	46	0.6%
	$8,003	100.0%	$7,329	100.0%

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's loan portfolio, which includes approximately $227.5 million in real estate and construction loans, representing approximately 37.2% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
	2007		2006
(dollars in thousands)	Amount	Percent	Amount	Percent

Gain on sale of SBA loans	$363	25.3%	$225	28.2%
Foreign exchange upcharge	174	12.1%	70	8.8%
Depositor service charges	166	11.6%	132	16.5%
SBA loan servicing income	121	8.4%	137	17.1%
Increase in value of life insurance	97	6.8%	86	10.8%
Other operating income	514	35.8%	149	18.6%

	$1,435	100.0%	$799	100.0%

Non-interest income totaled $1.4 million in the third quarter of 2007, an increase of $636,000 or 79.6% from $799,000 in 2006. Non-interest income consists primarily of gains recognized on sales of SBA loans, foreign exchange income, SBA loan servicing income, and packaging fees and service charge income on deposit accounts. The increase in non-interest income for the third quarter of 2007 was primarily a result of increased gains recognized on SBA loan sales, increased foreign exchange income, and the recognition of $375,000 resulting from the liquidation of a warrant.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $363,000 in the quarter ended September 30, 2007 which represented an increase of $138,000 or 61.3% compared to $225,000 the same period one year earlier. The increase was attributed to a higher volume of loans sold during the quarter. During the third quarter of 2007 the Company’s SBA group funded $30.1 million in new loans and sold $20.3 million which compared to $10.6 million funded and $8.1 million sold in the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007		2006
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$5,530	2.9%	$4,627	3.1%
Occupancy	910	0.5%	630	0.4%
Data processing	491	0.3%	345	0.2%
Marketing/Advertising	389	0.2%	266	0.2%
Furniture and equipment	263	0.1%	178	0.1%
Legal and professional	247	0.1%	172	0.1%
Deposit services	235	0.1%	315	0.2%
Other	650	0.3%	533	0.4%

	$8,715	4.6%	$7,066	4.7%

Operating expenses were $8.7 million for the three months ended September 30, 2007, an increase of $1.6 million or 23.3% from $7.1 million at September 30, 2006. As a percentage of average earning assets, other expenses for the three months ended September 30, 2007 and 2006 were 4.6% and 4.7%, respectively, on an annualized basis. In 2007, operating expenses were comprised primarily of salaries and benefits of $5.5 million, which compared to $4.6 million in 2006. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At September 30, 2007, the Company employed 164 FTE compared to 132 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $291,000 and $178,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in the third quarter of 2007 and 2006, respectively. Occupancy and data processing expense for the third quarter of 2007 was $1.4 million compared to $975,000 for the same period one year earlier. The increase was primarily due to expansion of the business. The decrease in deposit services expense of $80,000 or 25.4% was due to a decline in real estate related title and escrow deposit accounts.

Summary of Financial Results – Nine months ended September 30, 2007

The Company reported net income of $8.2 million ($1.28 basic and $1.18 diluted earnings per share) for the nine months ended September 30, 2007 as compared to $6.3 million ($1.00 basic and $0.92 diluted earnings per share) for the nine months ended June 30, 2006. The increase in net income resulted primarily from increases in net interest income and non-interest income offset, in part, by an increase in operating expenses.

The table below highlights the changes in the nature and sources of income and expense.

	Nine months ended
	September 30,		Increase
(dollars in thousands)	2007	2006	(Decrease)

Interest income	$49,941	$37,735	$12,206
Interest expense	14,731	9,845	4,886

Net interest income	35,210	27,890	7,320
Provision for credit losses	1,675	772	903

Net interest income after provision for credit losses	33,535	27,118	6,417
Other income	5,342	2,960	2,382
Other expenses	24,991	20,034	4,957
Income before income taxes	13,886	10,044	3,842

Income taxes	5,707	3,786	1,921
Net income	$8,179	$6,258	$1,921

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

Net interest income for the nine months ended September 30, 2007 was $35.2 million, which was comprised of $49.9 million in interest income and $14.7 million in interest expense. Net interest income for the nine months ended September 30, 2006 was $27.9 million, which was comprised of $37.7 million in interest income and $9.8 million in interest expense. Net interest income for the nine months ended September 30, 2007 represented an increase of $7.3 million or 26.2% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

The Company’s net interest margin (net interest income divided by average earning assets) for the nine months ended September 30, 2007 was 6.71% declining slightly from 6.91% in the same period one year earlier as a result of growth in the volume of average interest bearing liabilities and decreased balance sheet leverage.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007			2006
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$578,204	10.5%	$45,202	$453,891	10.2%	$34,696
Federal funds sold	62,803	5.1%	2,415	73,177	5.0%	2,723
Investment securities	60,809	5.1%	2,324	12,240	3.5%	316
Total interest earning assets	701,816	9.5%	49,941	539,308	9.4%	37,735

Noninterest-earning assets:
Cash and due from banks	27,210			27,596
All other assets (3)	21,145			15,545
TOTAL	$750,171			$582,449

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,563	0.8%	$33	$3,595	0.9%	$23
Savings	370,379	3.8%	10,609	245,230	3.3%	6,073
Time	91,247	4.8%	3,307	95,708	4.1%	2,924
Other	17,527	6.0%	782	19,638	5.6%	825
Total interest bearing liabilities	484,716	4.1%	14,731	364,171	3.6%	9,845

Noninterest-bearing liabilities:
Demand deposits	201,103			167,993
Accrued expenses and other liabilities	10,209			6,957
Shareholders' equity	54,143			43,328
TOTAL	$750,171			$582,449

Net interest income and margin		6.7%	$35,210		6.9%	$27,890

(1)	Loan fee amortization of $4.3 million and $3.1 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $7.5 million and $6.3 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2007 and 2006. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Nine months ended September 30,
	2007 vs. 2006
		Increase (decrease)
		due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$9,718	787.6372318	$10,506
Federal funds sold	(399)	90.9174084	(308)
Investment securities	1,856	151.7886497	2,008
Other	-	-	-
Total interest income	11,176	1,030	12,206

Interest expense:
Demand	12	(2)	10
Savings	3,585	951	4,536
Time	(162)	545	383
Other	(94)	51	(43)
Total interest expense	3,341	1,545	4,886

Change in net interest income	$7,835	$(515)	$7,320

Interest Income

Interest income of $49.9 million in the nine months ended September 30, 2007 represented an increase of $12.2 million, or 32.3%, over $37.7 million in the same period one year earlier. The increase in interest income was primarily due to growth in average earning assets, particularly growth in average loan balances. Average earning assets for the nine months ended September 30, 2007 were $701.8 million and represented growth of $162.5 million or 30.1% over $539.3 million for the same period in 2006.

Average gross loans were $578.2 million for nine months ended September 30, 2007, an increase of $124.3 million or 27.4% over $453.9 million for the same period one year earlier. Average loans comprised 82.4% of average earning assets in the nine months ended September 30, 2007 compared to 84.2% in the first nine months of 2006. During the nine months ended September 30, 2007, the ratio of average gross loans to average deposits (one measure of leverage) was 86.5%, compared to 88.6% in the comparable period of 2006.

The average yield on earning assets was 9.5% for the nine months ended September 30, 2007 and 9.4% for the nine months ended September 30, 2006. The majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the increase in yield was primarily due to increases in the prime rate during 2006. The Company’s prime rate averaged 8.23% in the nine months ended September 30, 2007, up from 7.86% in the same period one year earlier.

Other earning assets, consisting of investment securities and federal funds sold, averaged $123.6 million for the nine months ended September 30, 2007, an increase of $38.2 million or 44.7% from $85.4 million for the nine months ended September 30, 2006.

Interest Expense

Interest expense was $14.7 million for the nine months ended September 30, 2007, which represented an increase of $4.9 million or 49.6% over $9.8 million for the comparable period of 2006. The increase in interest expense reflects growth in average interest-bearing liabilities and higher interest rates paid on liabilities in 2007 compared to 2006. Average interest-bearing liabilities were $484.7 million for the nine months ended September 30, 2007, an increase of $120.5 million, or 33.1%, over $364.2 million for the same period one year earlier.

Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $467.2 million for the nine months ended September 30, 2007, which represented 69.9% of total average deposits and was an increase of $122.7 million, or 35.6%, over $344.5 million representing 67.2% of total average deposits in the first nine months of 2006.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $17.5 million in the nine months ended September 30, 2007 and 2006.

The impact of increases in short-term market interest rates during 2006 and early 2007 together with the factors noted above resulted in an increase in the average rate paid on interest-bearing liabilities to 4.1% in the nine months ended September 30, 2007 compared to 3.6% in the first nine months of 2006.

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

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $1.7 million to the allowance for credit losses for the nine months ended September 30, 2007, as compared to $772,000 for the same period in 2006. There were loan charge-offs of $1.3 million and $254,000 in recoveries during the nine months ended September 30, 2007 as compared to no loans charged off and $20,000 in recoveries during the nine month period ended September 30, 2006. The loans charged-off during the first nine months of 2007 consisted primarily of two loans to one commercial borrower that had previously been reported as impaired. At September 30, 2007, the allowance for credit losses was $8.0 million, representing 1.3% of total loans, as compared to $6.7 million, representing 1.4% of total loans, at September 30, 2006.

The following schedule provides an analysis of the allowance for credit losses:

	Nine months ended
	September 30,
(dollars in thousands)	2007	2006

Balance, beginning of period	$7,329	$5,936
Provision for credit losses	1,675	772
Charge-offs	(1,255)	-
Recoveries	254	20
Balance, end of period	$8,003	$6,728

See “Summary of Financial Results – Quarter ended September 30, 2007 – Provision for Credit Losses” for a discussion of nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007		2006
(dollars in thousands)	Amount	Percent	Amount	Percent

Gain on sale of SBA loans	$2,985	55.9%	$1,064	35.9%
SBA loan servicing income	338	6.3%	392	13.2%
Depositor service charges	497	9.3%	370	12.5%
Increase in value of life insurance	308	5.8%	263	8.9%
Foreign exchange upcharge	434	8.1%	151	5.1%
Other operating income	780	14.6%	720	24.3%

	$5,342	100.0%	$2,960	100.0%

Non-interest income totaled $5.4 million in the first nine months of 2007, an increase of $2.4 million or 80.5% from $3.0 million in 2006. Non-interest income consists primarily of gains recognized on sales of SBA loans, SBA loan servicing income, foreign exchange income, and packaging fees and service charge income on deposit accounts. The increase in non-interest income for the first nine months of 2007 was primarily a result of increased gains recognized on SBA loan sales, increased foreign exchange income, and recognition of $375,000 resulting from the liquidation of a warrant.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $3.0 million in the nine months ended September 30, 2007 which represented an increase of $1.9 million or 180.5% compared to $1.1 million the same period one year earlier. The increase was attributed to a higher volume of loans sold during the nine months. During the first nine months of 2007 the Company’s SBA group funded $74.2 million in new loans and sold $76.8 million which compared to $39.7 million funded and $35.4 million sold in the same period one year earlier. The SBA loans sold during the first nine months of 2007 included $11.3 million of un-guaranteed loans.

Non-interest Expense

The components of other expense as a percentage of average assets are set forth in the following table for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007		2006
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$15,796	3.0%	$12,706	3.1%
Occupancy	2,450	0.5%	1,601	0.4%
Data processing	1,471	0.3%	1,062	0.3%
Marketing/Advertising	1,105	0.2%	797	0.2%
Legal and professional	860	0.2%	566	0.1%
Deposit services	719	0.1%	1,189	0.3%
Furniture and equipment	699	0.1%	521	0.1%
Other	1,891	0.4%	1,592	0.4%

	$24,991	4.8%	$20,034	5.0%

Operating expenses were $25.0 million for the nine months ended September 30, 2007, an increase of $5.0 million or 24.7% from $20.0 million for the nine months ended September 30, 2006. As a percentage of average earning assets, other expenses for the nine months ended September 30, 2007 and 2006 were 4.8% and 5.0%, respectively, on an annualized basis. In 2007, operating expenses were comprised primarily of salaries and benefits of $15.8 million, which compared to $12.7 million in 2006. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At September 30, 2007, the Company employed 164 FTE compared to 132 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $850,000 and $500,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in 2007 and 2006, respectively. Occupancy and data processing expense for the first nine months of 2007 was $3.9 million representing an increase of $1.3 million, or 47.2%, compared to $1.6 million for the same period one year earlier. The increase was primarily due to expansion of the business. The decrease in deposit services expense of $470,000 or 39.5% was due to a decline in real estate related title and escrow deposit accounts.

Balance Sheet

Total assets of the Company at September 30, 2007 were $789.9 million, an increase of $67.9 million, or 9.4%, as compared to $722.0 million at December 31, 2006. Growth in total assets was principally due to an increase in loan balances.

The following table shows the Company’s loans by type and their percentage distribution for the periods ended September 30, 2007 and December 31, 2006.

	September 30,	December 31,
(dollars in thousands)	2007	2006

Commercial	$264,360	$197,174
SBA	63,205	59,888
Real estate construction	83,030	103,710
Real estate other	144,438	115,313
Factoring and asset based lending	43,942	56,924
Other	12,231	7,771
Total gross loans	611,206	540,780
Unearned fee income	(1,616)	(1,495)
Total gross loans	609,590	539,285
Less allowance for credit losses	(8,003)	(7,329)
Total loans, net	$601,587	$531,956

Commercial	43.3%	36.5%
SBA	10.3%	11.1%
Real estate construction	13.6%	19.2%
Real estate other	23.6%	21.3%
Factoring and asset based lending	7.2%	10.5%
Other	2.0%	1.4%
Total gross loans	100.0%	100.0%

Net loan balances increased to $601.6 million at September 30, 2007, which represented an increase of $69.6 million, or 13.1%, as compared to $532.0 million at December 31, 2006. The increase in loans was primarily in commercial and real estate other without a concentration in any one specific category of loans. The increase was a result of general marketing efforts.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region. Commercial loans were $264.4 million at September 30, 2007, which represented an increase of $67.2 million, or 34.1%, over $197.2 million at December 31, 2006. At September 30, 2007, commercial loans comprised 43.3% of total loans outstanding compared to 36.5% at December 31, 2006.

In March of 2002, the Company established an SBA lending group in Santa Clara County with a loan production office in Sacramento County. In October 2004, the Company established a loan production office in San Diego County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At September 30, 2007, SBA loans comprised $63.2 million, or 10.3%, of total loans, an increase of $3.3 million, or 5.5%, from $59.9 million at December 31, 2006. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At September 30, 2007 and December 31, 2006, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

The Company’s construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans decreased $20.7 million, or 19.9%, to $83.0 million at September 30, 2007 over $103.7 million at December 31, 2006. Construction loan balances at September 30, 2007 and December 31, 2006 comprised 13.6% and 19.2%, respectively, of total loans.

Other real estate loans increased $29.1 million or 25.3% to $144.4 million at September 30, 2007 over $115.3 million at December 31, 2006. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 23.6% of total loans at September 30, 2007 compared to 21.3% at December 31, 2006.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices. Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client. The asset-based lending program requires a security interest in all of a client’s accounts receivable. At September 30, 2007, factoring/asset- based loans totaled $43.9 million or 7.2% of total loans, a slight decrease as compared to $56.9 million or 10.5% of total loans at December 31, 2006.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At September 30, 2007, other loans totaled $12.2 million as compared to $7.8 million at December 31, 2006.

Deposits represent the Company’s principal source of funds. Most of the Company’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Company’s market area. The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of September 30, 2007 and December 31, 2006.

	September 30,		December 31,
	2007		2006
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$201,133	28.62%	$198,639	30.80%
Interest-bearing demand	4,271	0.61%	3,901	0.60%
Money market and savings	418,503	59.54%	333,838	51.76%
Certificates of deposit:
Less than $100	23,839	3.39%	28,918	4.48%
$100 and more	55,104	7.84%	79,691	12.36%

Total deposits	$702,850	100.00%	$644,987	100.00%

Deposits increased $57.9 million or 9.0% from $645.0 million at December 31, 2006 to $702.9 million at September 30, 2007. The increase in deposits was primarily in money market and savings accounts. The increase was a result of marketing efforts to attract such deposits in order to meet the Bank’s liquidity needs and to accommodate projected loan funding. Deposit totals at September 30, 2007 included $48.2 million, or 6.9%, in title and escrow company account balances compared to $27.3 million, or 4.2%, at December 31, 2006. Excluding title and escrow company account balances, deposits increased $36.8 million or 6.0% compared to December 31, 2006.

Leverage

Total gross loan balances at September 30, 2007 were $611.2 million. The resulting loan to deposit ratio was 87.0%. Other earning assets at September 30, 2007 were primarily comprised of investment securities and federal funds sold of $136.2 million. To date, the Company has deployed earning assets primarily in federal funds sold to address the potential volatility of the title company deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.

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

The Company’s Tier 1 capital at September 30, 2007 was $76.5 million, which was comprised of $36.8 million of capital stock and surplus, $22.7 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at September 30, 2007 and December 31, 2006 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of September 30,		As of December 31,
	2007		2006
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital (to Risk Weighted Assets)	$76,532	10.68%	$66,533	10.52%
Tier 1 capital minimum requirement	$28,654	4.00%	$25,293	4.00%

Total Capital (to Risk Weighted Assets)	$84,535	11.80%	$74,229	11.74%
Total capital minimum requirement	$57,308	8.00%	$50,587	8.00%

Company Leverage
Tier 1 Capital (to Average Assets)	$76,532	10.20%	$66,533	10.97%
Tier 1 capital minimum requirement	$30,007	4.00%	$24,260	4.00%

Bank Capital Ratios
Tier 1 Capital (to Risk Weighted Assets)	$73,815	10.32%	$64,145	10.15%
Tier 1 capital minimum requirement	$28,616	4.00%	$25,272	4.00%

Total Capital (to Risk Weighted Assets)	$81,818	11.44%	$71,474	11.31%
Total capital minimum requirement	$57,233	8.00%	$50,544	7.99%

Bank Leverage
Tier 1 Capital (to Average Assets)	$73,815	9.85%	$64,145	10.59%
Tier 1 capital minimum requirement	$29,983	4.00%	$24,240	4.00%

The Company and the Bank were considered well capitalized at September 30, 2007.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At September 30, 2007 and December 31, 2006, liquid assets as a percentage of deposits were 22.1% and 25.1%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $35.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs and additionally has approximately $141.0 million in borrowing capacity at the Federal Home Loan Bank of San Francisco. The Company’s balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at September 30, 2007, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of September 30, 2007
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$70,155	$-	$-	$-	$-	$70,155
U.S. Treasury securities	100	-	101	-	-	201
Agency securities	4,002	9,993	7,988	43,887	-	65,870
Loans	490,308	562	16,944	72,437	30,955	611,206
Total earning assets	$564,565	$10,555	$25,033	$116,324	$30,955	$747,432

Interest checking, money market and savings	501,717	-	-	-	-	501,717
Certificates of deposit:
Less than $100,000	4,551	6,783	6,878	5,627	-	23,839
$100,000 or more	17,641	20,742	10,155	6,566		55,104
Other	-	-	-	17,527	-	17,527
Total interest-bearing liabilities	$523,909	$27,525	$17,033	$29,720	$-	$598,187

Interest rate gap	$40,656	$(16,970)	$8,000	$86,604	$30,955	$149,245
Cumulative interest rate gap	$40,656	$23,686	$31,686	$118,290	$149,245

Interest rate gap ratio	0.07	(1.61)	0.32	0.74	1.00
Cumulative interest rate gap ratio	0.07	0.04	0.05	0.17	0.20

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at September 30, 2007 was asset sensitive in terms of its short-term exposure to interest rates. That is, at September 30, 2007 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate. In addition, the Company has invested in short-term fixed rate securities and entered into interest rate swaps to hedge the variable cash flows associated with $100.0 million of existing variable-rate assets.

The following table shows maturity and interest rate sensitivity of the loan portfolio at September 30, 2007 and December 31, 2006. At September 30, 2007, approximately 69.4% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of September 30, 2007
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial and other	$264,360	$144,064	$93,164	$27,132
SBA	63,205	14,153	3,181	45,871
Real estate construction	83,030	80,464	2,566	-
Real estate-other	144,438	48,360	40,939	55,139
Factoring / Asset-Based Lending	43,942	43,660	282	-
Other	12,231	11,301	930	-
Total loans	$611,206	$342,002	$141,062	$128,142

	As of December 31, 2006
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$197,174	$102,870	$82,154	$12,150
SBA	59,888	8,857	186	50,845
Real estate construction	103,710	102,005	1,705	-
Real estate-other	115,313	44,802	25,633	44,878
Factoring / Asset-Based Lending	56,924	56,924	-	-
Other	7,771	4,656	3,115	-
Total loans	$540,780	$320,114	$112,793	$107,873

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of September 30, 2007 those guarantees include the following:

•	Standby Letters of Credit in the amount of $16.1 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of September 30, 2007
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$3,640	$1,151	$1,981	$508	$-

Operating leases	15,494	1,808	2,887	3,778	7,021

Total	$19,134	$2,959	$4,868	$4,286	$7,021

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2007, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a defendant in any pending material legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.

ITEM 1A – RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

(a) Exhibits

See Index to Exhibits at page 35 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: November 1, 2007	By:	/s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2007	By:	/s/ Thomas A. Sa

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