Form 10-K
period 2007-12-31
Bridge Capital Holdings
filed 2008-03-06
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended               December 31, 2007             or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                            to

000-50974
(Commission File Number)

(Exact name of registrant as specified in its charter)

California	80-0123855
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

55 Almaden Boulevard, San Jose, CA 95113
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (408) 423-8500

Securities registered pursuant to Section 12 (b) of the Act:
Name of each exchange
Title of each class	on which registered
Common Stock, no par value	Nasdaq Capital Market

Securities registered pursuant to Section 12 (g) of the Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Bridge Capital Holdings (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Bridge Capital Holdings was $136,677,639 as of June 30, 2007.

As of March 3, 2008, Bridge Capital Holdings had 6,501,318 shares of common stock outstanding.

Documents incorporated by reference: The Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

Forward-looking Statements

IN ADDITION TO THE HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND WHICH ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS. THE READER OF THIS ANNUAL REPORT SHOULD UNDERSTAND THAT ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT COULD AFFECT THEIR OUTCOME. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGINS; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT; (5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; (6) COSTS AND EXPENSES OF COMPLYING WITH THE INTERNAL CONTROL PROVISIONS OF THE SARBANES-OXLEY ACT AND OUR DEGREE OF SUCCESS IN ACHIEVING COMPLIANCE; (7) CHANGES IN SECURITIES MARKETS; (8) FUTURE CREDIT LOSS EXPERIENCE; (9) CIVIL DISTURBANCES OR TERRORIST THREATS OR ACTS, OR APPREHENSION ABOUT POSSIBLE FUTURE OCCURANCES OF ACTS OF THIS TYPE; (10) THE INVOLVEMENT OF THE UNITED STATES IN WAR OR OTHER HOSTILITIES; AND (11) THE MATTERS DISCUSSED IN THIS REPORT UNDER “ITEM 1A – RISK FACTORS” AND “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CRITICAL ACCOUNTING POLICIES. THEREFORE, THE INFORMATION IN THIS ANNUAL REPORT SHOULD BE CAREFULLY CONSIDERED AGAINST THESE UNCERTAINTIES AND RISKS WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY.

Forward-looking statements are generally identifiable by the use of terms such as "believe," "expect," "intend," "anticipate," "estimate," "project," "assume," "plan," "predict," "forecast," “in management’s opinion,” “management considers” or similar expressions. Wherever such phrases are used, such statements are as of and based upon the knowledge of Management, at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

All of the Company’s operations and most of its customers are located in California. Other events, including those of September 11, 2001, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART 1

Item 1. Business

General

On July 26, 2000 an Application to Obtain a National Banking Charter and Federal Deposit Insurance was filed with the Comptroller of the Currency (the "Comptroller") and with the Federal Deposit Insurance Corporation (the "FDIC"). The Comptroller approved the Application on November 17, 2000 and the FDIC approved the Bank’s Application for Federal Deposit Insurance for Bridge Bank, National Association. On December 6, 2000, the Bank’s Articles of Association and Organizers’ Certificate were adopted by the Bank's organizers, which established the Bank's corporate existence. There are no predecessors to the Bank.

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

On October 1, 2004, Bridge Bank, National Association (the “Bank”) announced completion of a bank holding company structure which was approved by shareholders at the Bank's annual shareholders' meeting held on May 20, 2004. The bank holding company, formed as a California corporation, is named Bridge Capital Holdings (the “Company”). Information in this report dated prior to September 30, 2004 is for Bridge Bank, National Association.

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

Prior to the share exchange, the common stock of the Bank had been registered with the Office of Comptroller of the Currency. As a result of the share exchange, common stock of Bridge Capital Holdings is now considered registered with the Securities and Exchange Commission. Future filings will be made with the SEC rather than the Office of the Comptroller of the Currency and will be available on the SEC’s website, http://www.sec.gov as well as on the Company’s website http://www.bridgebank.com.

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

At December 31, 2007, the Company had total assets of approximately $774.8 million, total gross loans of $652.7 million and total deposits of $671.4 million. At December 31, 2007, the Company had 170 full-time equivalent employees.

Deposits

The Bank offers a wide range of deposit accounts designed to attract small and medium size commercial businesses as well as business professionals and retail customers, including a complete line of checking and savings products, such as passbook savings, “Money Market Deposit” accounts which require minimum balances and frequency of withdrawal limitations, NOW accounts, and bundled accounts. Other accounts offered by the Bank include term certificates of deposit.

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

As the Bank has no automated teller machines, the Bank may refund all or portion of transaction charges incurred by its customers for their use of another bank’s ATM. The majority of the Bank's deposits are obtained from businesses located in the Bank's primary service area.

Lending Activities

The Bank engages in a full range of lending products designed to meet the specialized needs of its customers, including commercial lines of credit and term loans, constructions loans, equipment loans, and mortgage loans. Additionally, the Bank extends accounts receivable, factoring and inventory financing to qualified customers. Loans are also offered through the Small Business Administration guarantee 7(a) and 504 loan programs (described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—FINANCIAL CONDITION AND EARNING ASSETS—Loan Portfolio”).

The Bank finances real estate construction projects, primarily for the construction of owner occupied and 1 to 4 unit residential developments and commercial buildings under $3 million in loan size.

The Bank directs its commercial lending principally toward businesses whose demands for credit fall within the Bank’s lending limit. In the event there are customers whose commercial loan demands exceed the Bank’s lending limits, the Bank seeks to arrange for such loans on a participation basis with other financial institutions.

The Bank also extends lines of credit to individual borrowers, and provides homeowner equity loans, home improvement loans, auto financing, credit and debit cards and overdraft/cash reserve accounts.

Business Hours

In order to attract loan and deposit business, the Bank maintains lobby hours currently between 9:00 a.m. and 5:00 p.m. Monday through Friday.

For additional information concerning the Bank, see Selected Financial Data under Item 6 on page 23.

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

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit. As of December 31, 2007, the Bank's unsecured legal lending limit to a single borrower and such borrower's related parties was $12.9 million based on regulatory capital of $85.7 million. However, for risk management purposes, the Bank has established internal policies, which at present provide lending limits that are less than the Bank’s legal lending limit.

The Bank's business is concentrated in its service area, which primarily encompasses Santa Clara County, and also includes, to a lesser extent, the contiguous areas of Alameda, San Mateo and Santa Cruz counties. In certain lines of business the Bank has extended beyond its primary service area. While the SBA line of business operates primarily in Santa Clara County it also maintains loan production offices in Sacramento County and Southern California.

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

Supervision and Regulation

Bank Holding Company Act

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, Bridge Capital Holdings is subject to examination by the Federal Reserve Board (“FRB”). Pursuant to the BHCA, the Company is also subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries. The Company may, of course, manage or control banks. Generally, however, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in non-banking activities, unless the FRB finds such activities to be "so closely related to banking" as to be deemed "a proper incident thereto" within the meaning of the BHCA. As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for “well managed” companies, prior written notice to) the FRB.

The BHCA includes minimum capital requirements for bank holding companies. See the section titled “Regulation and Supervision – Regulatory Capital Requirements”. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

“Source of Strength” Policy

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

Securities and Exchange Commission

Under Section 13 of the Securities Exchange Act of 1934 (“Exchange Act”) and the Securities and Exchange Commission’s (SEC’s) rules, the Company must electronically file periodic and current reports as well as proxy statements with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), and Form 8-K (Current Report). The Company may prepare additional filings as required. The SEC maintains an Internet site, http://www.sec.gov, at which all forms filed electronically may be accessed. Our SEC filings are also available on our website at http://www.bridgebank.com.

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

The Company’s chief executive officer and chief financial officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Bank’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Bank’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Statutes, regulations and policies affecting the banking industry are frequently under review by Congress and by the federal bank regulatory agencies that are charged with supervisory and examination authority over banking institutions. Changes in the banking and financial services industry are likely to occur in the future. Some of the changes may create opportunities for the Bank to compete in financial markets with less regulation. However, these changes also may create new competitors in geographic and product markets which have historically been limited by law to insured depository institutions such as the Bank. Changes in the statutes, regulations, or policies that affect the Bank cannot necessarily be predicted and may have a material effect on the Bank’s business and earnings. In addition, the regulatory agencies which have jurisdiction over the Bank have broad discretion in exercising their supervisory powers.

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

In addition to the regulation and supervision outlined above, banks must be prepared for judicial scrutiny of their lending and collection practices. For example, some banks have been found liable for exercising remedies which their loan documents authorized upon the borrower’s default. This has occurred in cases where the exercise of those remedies was determined to be inconsistent with the previous course of dealing between the bank and the borrower. As a result, banks must exercise caution, incur expense and face exposure to liability when dealing with delinquent loans.

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

B. Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. In general, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, when the Interstate Banking Act was enacted states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying to all out-of-state banks prohibiting such mergers).

Adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, a state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may also establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

Among other things, the Interstate Banking Act amended the Community Reinvestment Act to require that in the event a bank has interstate branches, the appropriate federal banking regulatory agency must prepare for that institution a written evaluation of (i) the bank’s record of CRA performance and (ii) the bank’s CRA performance in each applicable state. Interstate branches are now prohibited from being used as deposit production offices. Also, a foreign (other state) bank is permitted to establish branches in any state other than its home state to the same extent that a bank chartered by the foreign (other state) bank’s home state may establish such branches.

California law expressly prohibits a foreign (other state) bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to purchasing the entire bank) and thereby establishing a California branch office or (ii) establishing a California branch on a de novo basis.

The Interstate Banking Act has contributed to the accelerated consolidation of the banking industry in that a number of the largest bank holding companies have expanded into different parts of the country that were previously restricted. The Interstate Banking Act and California law are expected to continue to increase competition in the environment in which the Bank operates to the extent that out-of-state financial institutions may directly or indirectly enter the Bank’s market areas.

C. Change in Bank Control

The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with regulations of the FRB and the Comptroller, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the Comptroller and not disapproved prior to any person or company acquiring "control" of a national bank, such as the Bank, subject to exemptions for some transactions. Control is conclusively presumed to exist if an individual or company (i) acquires 25% or more of any class of voting securities of the bank or (ii) has the direct or indirect power to direct or cause the direction of the management and policies of the Bank, whether through ownership of voting securities, by contract or otherwise; provided that no individual will be deemed to control the Bank solely on accord of being director, officer or employee of the Bank. Control is presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

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

Historically, a subsidiary of a bank was not considered an affiliate for purposes of Sections 23A and 23B, since their activities were limited to activities permissible for the bank itself. However, the Gramm-Leach-Bliley Act authorized “financial subsidiaries” that may engage in activities not permissible for a bank. These financial subsidiaries are now considered affiliates. Certain transactions between a financial subsidiary and another affiliate of a bank are also covered by sections 23A and 23B and under Regulation W.

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

The Comptroller's regulations also require national banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Comptroller to those assets. At least one-half of the qualifying capital must be in the form of Tier 1 capital 1.

The risk-based capital ratio focuses principally on broad categories of credit risk, and may not take into account many other factors that can affect a bank’s financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The Comptroller has addressed many of these areas in related rule-making proposals. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank’s capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the bank’s risk-based capital ratio. The Comptroller has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, are required to hold capital consistent with the level and nature of the risks to which they are exposed.

Further, the banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from movements in interest rates. While interest rate risk is inherent in a bank’s role as a financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies consider in evaluating an institution’s capital adequacy. Bank examiners consider a bank’s historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank’s internal interest rate risk management.

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

The federal banking agencies, including the OCC, have adopted regulations implementing a system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). The regulations establish five capital categories with the following characteristics: (1) ”Well capitalized,” consisting of institutions with a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) ”Adequately capitalized,” consisting of institutions with a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital of 4.0% or greater and a leverage ratio of 4.0% or greater and which do not meet the definition of a “well capitalized” institution; (3) ”Undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (4) ”Significantly undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (5) ”Critically undercapitalized,” consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%.

1 Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

The regulations establish procedures for the classification of financial institutions within the capital categories, for filing and reviewing capital restoration plans required under the regulations, and for the issuance of directives by the appropriate regulatory agency, among other matters. See “Supervision and Regulation — Prompt Corrective Action” for additional discussion regarding regulations.

The appropriate federal banking agency, after notice and an opportunity for a hearing, is authorized to treat a well capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital-based classification if it is in an unsafe and unsound condition or engaging in an unsafe and unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions (described below) that are imposed on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution), and an undercapitalized institution can be subjected to the restrictions (also described below) applicable to significantly undercapitalized institutions. See “Supervision and Regulation — Prompt Corrective Action” for additional discussion regarding federal banking agency supervision.

An insured depository institution cannot make a capital distribution (as broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to any person or persons that control the institution, if it would be undercapitalized following the distribution. However, a federal banking agency may (after consultation with the FDIC) permit an insured depository institution to repurchase, redeem, retire or otherwise acquire its shares if (i) the action is taken in connection with the issuance of additional shares or obligations in at least an equivalent amount and (ii) the action will reduce the institution’s financial obligations or otherwise improve its financial condition. An undercapitalized institution is generally prohibited from increasing its average total assets, and is also generally prohibited from making acquisitions, establishing new branches, or engaging in any new line of business except under an accepted capital restoration plan or with the approval of the FDIC. In addition, a federal banking agency has authority with respect to undercapitalized depository institutions to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution (as described below) if it determines “that those actions are necessary to carry out the purpose” of FDICIA.

The federal banking agencies have adopted a joint agency policy statement to provide guidance on managing interest rate risk. The statement indicates that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies’ evaluation of the bank’s capital adequacy. If a bank has material weaknesses in its risk management process or high levels of exposure relative to its capital, the agencies will direct it to take corrective action. These directives may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, or reduce levels of exposure, or to undertake some combination of these actions.

At December 31, 2007, the Bank is in compliance with the Comptroller’s risk-based and leverage ratios. See Footnote 15 to the Bank’s Financial Statements included under Item 8 of this Annual Report.

G. Payment of Dividends

The ability of the Company to make dividend payments is subject to statutory and regulatory restrictions. FDIC policies generally allow cash dividends to be paid only from net operating income, and do not permit dividends to be paid until an appropriate allowance for loans and lease losses has been established and overall capital is adequate. See “Supervision and Regulation – Capital Adequacy Requirements” for additional discussion regarding capital adequacy.

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

H. Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”) regulations, the federal banking agencies determine a bank’s CRA rating by evaluating its performance on lending, service and investment tests, with the lending test being the most important. The tests are applied in an “assessment context” that is developed by the agency for the particular institution. The assessment context takes into account demographic data about the community, the community’s characteristics and needs, the institution’s capacities and constraints, the institution’s product offerings and business strategy, the institution’s prior performance, and data on similarly situated lenders. Since the assessment context for each bank is developed by the bank regulatory agencies, a particular bank does not know until it is examined whether its CRA programs and efforts have been sufficient.

Institutions, like the Bank, with $250.0 million or more in assets are required to compile and report data on their lending activities to measure the performance of their loan portfolio. Some of this data is already required under other laws, such as the Equal Credit Opportunity Act. Institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. A strategic plan must be submitted to the institution’s regulator three months before its effective date and must be published for public comment.

I. Audit Requirements

Depository institutions are required to have an annual examination of their financial records. Depository institutions with assets greater than $500.0 million are required to have annual, independent audits and to prepare all financial statements in compliance with generally accepted accounting principles. Depository institutions are also required to have an independent audit committee comprised entirely of outside directors, independent of the institution’s management.

The Bank’s accounting and reporting policies conform to generally accepted accounting principles and the practices prevalent in the banking industry.

J. Insurance Premiums and Assessments

The FDIC has authority to impose a special assessment on members of the Deposit Insurance Fund (the “DIF”) to insure that there will be sufficient assessment income for repayment of DIF obligations and for any other purpose which it deems necessary. The FDIC is authorized to set semi-annual assessment rates for DIF members at levels sufficient to maintain the DIF’s reserve ratio to a designated level of 1.25% of insured deposits.

Under FDICIA, the FDIC has developed a risk-based assessment system, which provides that the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of three “supervisory subgroups”: Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each DIF member institution an annual FDIC assessment rate on DIF insured deposits.

In December 2006, the FDIC issued amended rules intended to make the deposit insurance assessment system react more quickly and more accurately to changes in institutions’ risk profiles, create a new system for risk-based assessments, and set assessment rates for the period beginning January 1, 2007. Among other things, the amendments provide that (i) deposit insurance assessments will be collected for one quarter at the end of the next quarter, (ii) an existing institution with $1.0 billion or more in assets and any institution that becomes insured on or after January 1, 2007 will have its assessment base determined using average daily balances, (iii) the float deduction previously used to determine the assessment base is eliminated, (iv) the nine assessment rate categories that were used previously were consolidated into four new categories, and (v) the designated reserve ratio is being maintained at 1.25%, subject to annual review. The amended rules also establish that effective January 1, 2007 the assessment rates will range from 5 to 7 basis points for Risk Category I institutions and will be 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions.

K. Prompt Corrective Action

The FDIC has authority: (a) to request that an institution’s primary regulatory agency (in the case of the Bank, the OCC) take enforcement action against it based upon an examination by the FDIC or the agency, (b) if no action is taken within 60 days and the FDIC determines that the institution is in an unsafe and unsound condition or that failure to take the action will result in continuance of unsafe and unsound practices, to order that action be taken against the institution, and (c) to exercise this enforcement authority under “exigent circumstances” merely upon notification to the institution’s primary regulatory agency. This authority gives the FDIC the same enforcement powers with respect to any institution and its subsidiaries and affiliates as the primary regulatory agency has with respect to those entities.

An undercapitalized institution is required to submit an acceptable capital restoration plan to its primary federal bank regulatory agency. The plan must specify (a) the steps the institution will take to become adequately capitalized, (b) the capital levels to be attained each year, (c) how the institution will comply with any regulatory sanctions then in effect against the institution and (d) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan “is based on realistic assumptions, and is likely to succeed in restoring the institution’s capital” and “would not appreciably increase the risk . . . to which the institution is exposed.” A requisite element of an acceptable capital restoration plan for an undercapitalized institution is a guaranty by its parent holding company that the institution will comply with the capital restoration plan. Liability with respect to this guaranty is limited to the lesser of (i) 5% of the institution’s assets at the time when it becomes undercapitalized and (ii) the amount necessary to bring the institution into capital compliance with applicable capital standards as of the time when the institution fails to comply with the plan. The guaranty liability is limited to companies controlling the undercapitalized institution and does not affect other affiliates. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment over the claims of other creditors, including the holders of the company’s long-term debt.

FDICIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized, or that is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed by regulation or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency, to take one or more of the following actions: (a) sell enough shares, including voting shares, to become adequately capitalized; (b) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (c) restrict specified transactions with banking affiliates as if the “sister bank” exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (d) otherwise restrict transactions with bank or non-bank affiliates; (e) restrict interest rates that the institution pays on deposits to “prevailing rates” in the institution’s “region”; (f) restrict asset growth or reduce total assets; (g) alter, reduce or terminate activities; (h) hold a new election of directors; (i) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the agency must comply with procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (j) employ “qualified” senior executive officers; (k) cease accepting deposits from correspondent depository institutions; (l) divest non-depository affiliates which pose a danger to the institution; (m) be divested by a parent holding company; and (n) take any other action which the agency determines would better carry out the purposes of the prompt corrective action provisions.

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

Not later than 90 days after an institution becomes critically undercapitalized, the institution’s primary federal bank regulatory agency must appoint a receiver or a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. Any alternative determination must be documented by the agency and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings, and is reducing its ratio of non-performing loans to total loans, and unless the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

The FDIC is required, by regulation or order, to restrict the activities of critically undercapitalized institutions. The restrictions must include prohibitions on the institution’s doing any of the following without prior FDIC approval: entering into any material transactions not in the usual course of business, extending credit for any highly leveraged transaction; engaging in any “covered transaction” (as defined in Section 23A of the Federal Reserve Act) with an affiliate; paying “excessive compensation or bonuses”; and paying interest on “new or renewed liabilities” that would increase the institution’s average cost of funds to a level significantly exceeding prevailing rates in the market.

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

M. USA PATRIOT Act

Pursuant to USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•
To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•
To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act, requires financial institutions to establish anti-money laundering programs and sets forth minimum standards for these programs, including:

•	The development of internal policies, procedures, and controls;

•	The designation of a compliance officer;

•	An ongoing employee training program; and

•	An independent audit function to test the programs.

The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act, and management believes that the Bank is currently in compliance with the Act.

N. Money Laundering Control Act

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

O. Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act, adopted in 1999, eliminated many of the barriers that separated the insurance, securities and banking industries since the Great Depression. The major provisions of the Gramm-Leach-Bliley Act are:
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

Privacy. Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Under the rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

Safeguarding Confidential Customer information. Under Title V, federal banking regulators were required to adopt rules requiring financial institutions to implement a program to protect confidential customer information, and the federal banking agencies have adopted guidelines requiring financial institutions to establish an information security program. The federal bank regulatory agencies have established standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach Bliley Act (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

P. Fair Credit Reporting

The Fair Credit Reporting Act (the “FCRA”) was adopted to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.

Q. Consumer Laws and Regulations

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

R. Exposure to and Management of Risk

The federal banking agencies examine banks and bank holding companies with respect to their exposure to and management of different categories of risk. Categories of risk identified by the agencies include legal risk, operational risk, market risk, credit risk, interest rate risk, price risk, foreign exchange risk, transaction risk, compliance risk, strategic risk, credit risk, liquidity risk, and reputation risk. This examination approach causes bank regulators to focus on risk management procedures, rather than simply examining every asset and transaction. This approach supplements rather than replaces existing rating systems based on the evaluation of an institution’s capital, assets, management, earnings and liquidity.

S. Safety and Soundness Standards

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

Federal regulators have stated that the guidelines are meant to be flexible and general enough to allow each institution to develop its own systems for compliance. With the exception of the standards for compensation and benefits, a failure to comply with the guidelines’ standards does not necessarily constitute an unsafe and unsound practice or condition. On the other hand, an institution in conformance with the standards may still be found to be engaged in an unsafe and unsound practice or to be in an unsafe and unsound condition.

Although meant to be flexible, an institution that falls short of the guidelines’ standards may be requested to submit a compliance plan or be subjected to regulatory enforcement actions. Generally, the federal banking agencies will request a compliance plan if an institution’s failure to meet one or more of the standards is of sufficient severity to threaten the safe and sound operation of the institution. An institution must file a compliance plan within 30 days of request by its primary federal regulator, which is the OCC in the case of the Bank. The guidelines provide for prior notice of and an opportunity to respond to the agency’s proposed order. An enforcement action may be commenced if, after being notified that it is in violation of a safety and soundness standard, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted plan. The Federal Deposit Insurance Act provides the agencies with a wide range of enforcement powers. An agency may, for example, obtain an enforceable cease and desist order in the United States District Court, or may assess civil money penalties against an institution or its affiliated parties.

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

U. Programs to Mitigate Identity Theft

In November 2007, federal banking agencies together with the NCUA and FTC adopted regulations under the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program to detect, prevent and mitigate identity theft in connection with certain new and existing accounts. Covered accounts generally include consumer accounts and other accounts that present a reasonably foreseeable risk of identity theft. Each institution’s program must include policies and procedures designed to: (i) identify indicators, or “red flags,” of possible risk of identity theft; (ii) detect the occurrence of “red flags”; (iii) respond appropriately to “red flags” that are detected; and (iv) ensure that the program is updated periodically as appropriate to address changing circumstances. The regulations include guidelines that each institution must consider and, to the extent appropriate, include in this program.

Legislation and Proposed Changes

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress and before various bank regulatory agencies. For example, from time to time Congress has considered various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter, conform holding company regulation, and abolish the Office of Thrift Supervision. Typically, the intent of this type of legislation is to strengthen the banking industry, even if it may on occasion prove to be a burden on management’s plans. No prediction can be made as to the likelihood of any major changes or the impact that new laws or regulations might have on the Company or the Bank.

During 2007 major banks and securities firms announced substantial losses on sub-prime related investments. In December 2007, the Bush administration announced a proposal to freeze interest rates on certain sub-prime mortgages at pre-adjustment levels for up to five years in an effort to minimize residential foreclosures and bring some stability to home prices. As currently described, the proposal would benefit residential owner-occupants who are not yet in default but are likely to default after interest rate and payment adjustments are put into effect; those already in default and those who are presumed able to afford their adjusted payments would not be covered. No assurance can be given whether this proposal will ultimately be adopted, what revision might be made before adoption, how many borrowers will be affected by it or what effect it may have on foreclosures and home prices. In addition to the Bush administration proposal, various state and federal legislative proposals are pending and could be enacted. The Company does not originate sub-prime mortgages or hold sub-prime investments, but the value of real estate collateral securing its commercial mortgages may be affected by residential real estate values in its service area.

Conclusion

It is impossible to predict with any certainty the competitive impact the laws and regulations described above will have on commercial banking in general and on the business of the Company in particular, or to predict whether or when any of the proposed legislation and regulations described above will be adopted. It is anticipated that banking will continue to be a highly regulated industry. Additionally, there has been a continued lessening of the historical distinction between the services offered by financial institutions and other businesses offering financial services, and the trend toward nationwide interstate banking is expected to continue. As a result of these factors, it is anticipated banks will experience increased competition for deposits and loans and, possibly, further increases in their cost of doing business.

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

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s securities could decline significantly, and you could lose all or part of your investment.

Market and Interest Rate Risk

Changes in interest rates could reduce income and cash flow

The discussion in this report under “Item 7a Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference in this paragraph. The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. We cannot control or prevent changes in the level of interest rates. They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.

Risks Related to the nature and geographical location of Bridge Capital Holdings’ business

Bridge Capital Holdings’ invests in loans that contain inherent credit risks that may cause us to incur losses

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

Substantially all of Bridge Capital Holdings' business is located in California. Bridge Capital Holdings' financial condition and operating results will be subject to changes in economic conditions in California. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions. Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, the California state government's budgetary difficulties and continuing fiscal difficulties. The Company will be subject to changes in economic conditions. We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect Bridge Capital Holdings.

The markets in which Bridge Capital Holdings operates are subject to the risk of earthquakes and other natural disasters

Most of the properties of Bridge Capital Holdings are located in California. Also, most of the real and personal properties which currently secure the company's loans are located in California. California is a state which is prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood or other natural disaster, Bridge Capital Holdings faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood or other natural disaster in California could have a material adverse effect on Bridge Capital Holdings’ business, financial condition, results of operations and cash flows.

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

See “Supervision and Regulation – Legislation and Proposed Changes” for additional discussion regarding adverse effects of, or changes in, banking or other laws and regulations and governmental fiscal or monetary policies.

Systems, Accounting and Internal Control Risks

The accuracy of the Company’s judgments and estimates about financial and accounting matters will impact operating results and financial condition

The discussion under “Critical Accounting Policies and Estimates” in this report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company’s operating results and financial condition.

The Company’s information systems may experience an interruption or breach in security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management and systems. There can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by the Company. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s controls and procedures may fail or be circumvented

Management regularly reviews and updates the Company’s internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

At December 31, 2007, the Company’s operations included facilities as follows:

The principal executive office and a full service banking office are located at 55 Almaden Boulevard, City of San Jose, County of Santa Clara, State of California. The office consists of approximately 42,337 square feet on three floors of an eight-story office building. 24,767 square feet of the space was originally sublet from a prior tenant in a sublease which commenced December 26, 2003 and terminated December 31, 2006. The sublease provided for an initial base rent of $28,730 with annual escalations to $45,819 in the final year of the sublease. The Bank has entered into a direct lease with the landlord, which commenced immediately following the expiration of the sublease term on January 1, 2007 for 120 months ending on December 31, 2016. The direct lease provides for an initial twelve-month period of reduced rent followed by a base rent of $47,305 beginning on January 1, 2008 and increasing 3.0% on each anniversary date thereafter. The Bank has also entered into an additional direct lease with the landlord to occupy 17,570 square feet, which commenced November 1, 2006 and terminates on December 31, 2016. The direct lease provides for an initial twelve-month period with no rent followed by an initial base rent of $36,897 with annual escalations to $48,142 in the final year of the lease. The foregoing description is qualified by reference to the lease agreement dated November 1, 2006 attached as Exhibit 10.16 herein.

A non-banking administrative office is located at 2120 El Camino Real, in the City of Santa Clara, County of Santa Clara, State of California. The office is located in a freestanding, two-story building, consisting of 5,430 square feet, located at the intersection of El Camino Real and McCormick Drive. The premises include 42 parking spaces situated on a 35,719 square foot parcel. The premises are sublet from Washington Mutual Bank. The sublease provides for a base rent of $13,583 per month from the commencement date until the first anniversary of the sublease. On each anniversary date of the commencement of the sublease, the base rent will be increased by 4.0% of the amount of the basic rent during the prior year. The Bank is also responsible for real estate taxes and insurance costs. The sublease is for a period of ten (10) years, terminating on September 30, 2010. There is no option to extend the sublease beyond that date. Current lease payments are $17,186 per month through the anniversary of the commencement date. The foregoing description of the office is qualified by reference to the lease agreement dated August 31, 2000 exhibit 10.3 to this Report.

An additional full service banking office is located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California. The office consists of approximately 6,495 square feet located in Suite 31 in the building known as the Palo Alto Office Center. The Lease is an amendment to a lease which ended November 30, 2006 and is for a term of 86 months commencing on February 1, 2007 and ending on January 31, 2014. The Lease provides for a base rent of $29,228 through the first anniversary of the lease date. Effective with the first anniversary date the lease payments will be adjusted by a factor that is tied to the Consumer Price Index. The foregoing description is qualified by reference to the lease agreement dated October 15, 2001 attached as exhibit 10.6 to this Report and the amendment to this lease agreement dated March 9, 2006 attached as exhibit 10.17 to this Report.

In addition, the Bank operates loan production offices in Redwood City, San Ramon, Sacramento, and Southern California as well as Dallas, Texas and Reston, Virginia.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock trades on the Nasdaq Capital Market under the symbol “BBNK”. The following table summarizes those trades of which the Company has knowledge, setting forth the high and low sales prices for the periods indicated.

	Sales Price of
	Common Stock (1)
Three Months Ended	Low	High

March 31, 2006	$17.40	$19.97
June 30, 2006	$19.00	$20.49
September 30, 2006	$19.15	$22.70
December 31, 2006	$20.10	$22.98

March 31, 2007	$20.00	$22.60
June 30, 2007	$21.25	$23.70
September 30, 2007	$20.86	$24.58
December 31, 2007	$21.00	$23.00

(1) Prices represent the actual trading history on the Nasdaq Capital Market. Additionally, since trading in the Company’s common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company had 288 shareholders of record as of December 31, 2007.

The Company's shareholders are entitled to receive dividends, when and as declared by its Board of Directors, out of funds legally available, subject to statutory and regulatory restrictions. See “Supervision and Regulation – Payment of Dividends” for additional discussion regarding dividends.

A California corporation such as Bridge Capital Holdings may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, a California corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation’s assets equal at least 125 percent of its liabilities and certain other conditions are met. Since the 125 percent ratio is equivalent to a minimum capital ratio of 20 percent, most bank holding companies, including Bridge Capital Holdings based on its current projected capital ratios, are unable to meet this last test and so must have sufficient retained earnings to fund the proposed distribution.

In a policy statement, the FRB has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings or other large assets in order to generate profits to enable payment of future dividends. Additionally, the FRB’s position that holding companies are expected to provide a source of managerial and financial strength to their subsidiary banks potentially restricts a bank holding company’s ability to pay dividends.

The Company has not declared dividends since inception of the Bank’s existence. In the future, the Company may consider cash and stock dividends, subject to the restrictions on the payment of cash dividends as described above, depending upon the level of earnings, management's assessment of future capital needs and other factors considered by the Board of Directors.

The following chart reflects the total return performance of the Company’s common stock for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, including the performance of shares of common stock of the Bank prior to the formation of the Company as holding company for the Bank on October 1, 2004.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Bridge Capital Holdings	100.00	209.52	257.74	298.39	329.68	346.45
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Western Bank Index	100.00	135.46	153.94	160.27	180.84	151.05

Item 6. Selected Financial Data

The following table presents certain consolidated financial information concerning the business of the Company. This information should be read in conjunction with the Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

(dollars in thousands, except per share data)	As of and for the year ended
	December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Interest income	$66,745	$52,962	$34,118	$19,457	$12,133
Interest expense	19,160	14,271	6,615	2,896	2,235
Net interest income	47,585	38,691	27,503	16,561	9,898
Provision for credit losses	(2,275)	(1,372)	(2,162)	(1,671)	(843)
Net interest income after provision for credit losses	45,310	37,319	25,341	14,890	9,055
Other income	6,713	3,837	4,197	3,855	2,664
Other expenses	(33,574)	(27,279)	(19,981)	(13,596)	(10,214)
Income before income taxes	18,449	13,877	9,557	5,149	1,505
Income taxes	(7,583)	(5,243)	(3,832)	(2,112)	1,868
Net income (loss)	$10,866	$8,634	$5,725	$3,037	$3,373

Per Share Data:
Basic income (loss) per share	$1.70	$1.38	$0.93	$0.50	$0.56
Diluted income (loss) per share	1.57	1.27	0.85	0.46	0.53
Shareholders' equity per share	10.04	7.77	6.36	5.43	4.95
Cash dividend per common share	-	-	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$774,832	$721,979	$536,520	$402,037	$278,579
Loans, net	642,265	531,956	432,667	289,467	191,053
Deposits	671,356	644,987	468,158	352,456	246,394
Shareholders' equity	65,084	49,094	39,714	33,122	29,954

Average balance sheet amounts:
Assets	$750,538	$606,506	$465,944	$341,466	$222,454
Loans, net	581,253	458,648	348,592	240,465	156,587
Deposits	665,925	535,472	411,678	307,471	193,765
Shareholders' equity	56,192	44,646	36,017	30,768	27,075

Selected Ratios:
Return on average equity	19.34%	19.34%	15.90%	9.87%	12.46%
Return on average assets	1.45%	1.42%	1.23%	0.89%	1.52%
Efficiency ratio	61.83%	64.14%	63.03%	66.59%	81.31%
Risk based capital ratio	11.67%	11.74%	11.58%	13.77%	14.68%
Net chargeoffs (recoveries) to average gross loans	0.17%	0.00%	0.06%	0.08%	-0.05%
Allowance for loan losses to total gross loans	1.32%	1.36%	1.35%	1.41%	1.38%
Average equity to average assets	7.49%	7.36%	7.73%	9.01%	12.17%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Please see “Forward-Looking Statements” on page 2. Therefore, the information set forth therein should be carefully considered when evaluating business prospects of the Company.

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

Operating Results

For the year ended December 31, 2007, the Company reported net income of $10.9 million or $1.70 basic and $1.57 diluted earnings per share, compared with net income of $8.6 million or $1.38 basic and $1.27 diluted earnings per share for the year ended December 31, 2006 and $5.7 million or $0.93 basic and $0.85 diluted earnings per share for the year ended December 31, 2005. The improvement in net income for 2007 resulted primarily from an increase of $8.9 million in net interest income and an increase of $2.9 million in non-interest income, offset, in part, by and increase in provision for credit losses of $900,000 and an increase of $6.3 million in other expense. See the specific sections below for details regarding these changes.

Net income for 2006 represented an increase of $2.9 million compared to 2005 primarily due to an increase of $11.2 million in net interest income and by a decrease of $800,000 in provision for credit losses, offset, in part, by an increase of $7.3 million in other expense.

Net Interest Income and Margin

Net interest income is the principal source of the Company’s operating earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities. The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the three years ended December 31, 2007, 2006 and 2005.

(dollars in thousands)	Year Ended December 31,
	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Interest earning assets (2):
Loans (1)	$590,443	$61,008	10.3%	$466,529	$48,248	10.3%	$354,552	$31,983	9.0%
Federal funds sold	52,166	2,648	5.1%	78,946	3,990	5.1%	52,234	1,703	3.3%
Investment securities	60,901	3,089	5.1%	17,523	724	4.1%	18,712	432	2.3%
Total earning assets	703,510	66,745	9.5%	562,998	52,962	9.4%	425,498	34,118	8.0%

Noninterest earning assets:
Cash and due from banks	25,284			27,748			27,767
All other assets (3)	21,744			15,760			12,679
TOTAL	$750,538			$606,506			$465,944

Liabilities and shareholders' equity
Interest-bearing liabilities:
Deposits:
Demand	$5,382	40	0.7%	$3,902	34	0.9%	$3,363	25	0.7%
Savings	371,371	13,783	3.7%	261,251	8,858	3.4%	193,088	4,192	2.2%
Time	88,542	4,281	4.8%	99,924	4,290	4.3%	56,183	1,657	2.9%
Other	17,802	1,056	5.9%	19,106	1,089	5.7%	13,426	741	5.5%
Total interest-bearing Liabilities	483,097	19,160	4.0%	384,183	14,271	3.7%	266,060	6,615	2.5%

Noninterest-bearing liabilities:
Demand deposits	200,630			170,395			159,044
Accrued expenses and other liabilities	10,619			7,282			4,823
Shareholders' equity	56,192			44,646			36,017
TOTAL	$750,538			$606,506			$465,944

Net interest income and margin		$47,585	6.8%		$38,691	6.9%		$27,503	6.5%

1)	Includes amortization of loan fees of $5.9 million for 2007, $4.2 million for 2006 and $3.5 million for 2005. Nonperforming loans have been included in average loan balances.

2)	Interest income is reflected on an actual basis, not on a fully taxable equivalent basis. Yields are based on amortized cost.

3)
Net of average allowance for credit losses of $7.7 million and average deferred loan fees of $1.5 million for 2007, average allowance for credit losses of $6.5 million and deferred loan fees of $1.4 million for 2006 and average allowance for credit losses of $4.9 million and deferred loan fees of $1.1 million for 2005.

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

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2007, 2006 and 2005:

(dollars in thousands)	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (decrease)			Increase (decrease)
	due to change in			due to change in
	Average	Average	Total	Average	Average	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans	$12,804	$(44)	$12,760	$11,581	$4,684	$16,265
Federal funds sold	(1,359)	17	(1,342)	1,350	937	2,287
Investment securities	2,200	165	2,365	(49)	341	292
Total interest income	13,645	138	13,783	12,882	5,962	18,844

Interest expense:
Demand	11	(5)	6	5	4	9
Savings	4,087	838	4,925	2,312	2,354	4,666
Time	(550)	541	(9)	1,878	755	2,633
Other	(77)	44	(33)	324	24	348
Total interest expense	3,471	1,418	4,889	4,518	3,138	7,656

Change in net interest income	$10,174	$(1,280)	$8,894	$8,363	$2,824	$11,188

Net interest income was $47.6 million in 2007, comprised of $66.8 million in interest income and $19.2 million in interest expense. Net interest income in 2006 was $38.7 million, comprised of $53.0 million in interest income and $14.3 million in interest expense. The increase of $8.9 million in net interest income in 2007 was primarily due to an increase of $13.8 million in interest income offset, in part, by an increase of $4.9 million in interest expense.

Net interest income for the year ended December 31, 2006 represented an increase of $11.2 million over $27.5 million for the year ended December 31, 2005. The increase in net interest income was primarily a result of an increase of $18.9 million in interest income offset, in part, by an increase of $7.7 million in interest expense.

The net interest margin (net interest income divided by average earning assets) was 6.8% for the year ended December 31, 2007, as compared to 6.9% for the year ended December 31, 2006 and 6.5% for 2005. The decline in net interest margin in 2007 compared to 2006 was primarily the result of growth in the volume of average interest bearing liabilities and decreased balance sheet leverage. The improvement in net interest margin in 2006 compared to 2005 was primarily the result of increases in the prime rate during the year, a shift in the mix of loans toward higher yielding product lines and an increase in Federal funds sold. Average loans represented 83.9% of average earning assets in 2007 compared to 82.9% in 2006 and 83.3% in 2005. In addition, in 2007 the Bank’s ratio of average loans to average deposits was 88.7%, up from 87.1% in 2006 and 86.1% in 2005 reflecting slightly faster loan growth relative to deposit funding.

Significant factors affecting net interest income include the volumes and mix of the loan, investment and deposit portfolios and changes in short-term interest rates. The interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates. As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities. The Company’s prime rate averaged 8.05%, 7.96%, and 6.17% for the years ended 2007, 2006, and 2005, respectively.

Interest Income

For the year ended December 31, 2007, the Company reported interest income of $66.8 million, an increase of $13.8 million or 26.0% over $53.0 million reported in 2006. The increase in interest income primarily reflects an increase in the volume of average earning assets in 2007 compared to 2006. Average earning assets were $703.5 million for the year ended December 31, 2007 an increase of $140.5 million or 25.0% over $563.0 million for the year ended December 31, 2006.

For the year ended December 31, 2006, the Company reported interest income of $53.0 million, an increase of $18.9 million or 55.4% over $34.1 million reported in 2005. The increase in interest income primarily reflects an increase in the volume of average earning assets in 2006 compared to 2005. Average earning assets were $563.0 million for the year ended December 31, 2006 an increase of $137.5 million or 32.3% over $425.5 million for the year ended December 31, 2005. In addition, the majority of the Bank’s earning assets have rate structures that re-price with movements in short-term interest rates, primarily the prime rate and fed funds rate. During 2006, each of these indices increased by 100 basis points.

Interest Expense

Interest expense was $19.2 million for the year ended December 31, 2007, which represented an increase of $4.9 million or 34.3% compared to $14.3 million for the year ended December 31, 2006. The increase in interest expense reflects an increase in the rate on and volume of average interest-bearing liabilities in 2007 compared to 2006. Average interest-bearing liabilities were $483.1 million for the year ended December 31, 2007, an increase of $98.9 million or 25.7% from $384.2 million for the year ended December 31, 2006.

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

Credit Risk and Provision for Credit Losses

The Bank maintains an allowance for credit losses which is based, in part, on the loss experience of the Bank and the California banking industry, the impact of economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. Based on management’s evaluation of such risks, additions of $2.3 million, $1.4 million and $2.2 million were made to the allowance for credit losses in 2007, 2006 and 2005, respectively. During 2007, the Bank had $1.3 million in charge offs and had recoveries of $259,000 as compared to no charge offs and $21,000 in recoveries in 2006 and $384,000 in charge offs and $12,000 in recoveries in 2005. The allowance for credit losses was $8.6 million representing 1.32% of total loans at December 31, 2007 as compared to $7.3 million representing 1.36% of total loans at December 31, 2006 and $5.9 million representing 1.35% of total loans at December 31, 2005.

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for inherent losses in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $256.4 million in real estate loans, representing approximately 39.3% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and Other Real Estate Owned (“OREO”) and the level of the allowance for loan losses, which could adversely affect the Bank's future growth and profitability.

See “Allowance for Loan Losses” for additional discussion regarding the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2007, 2006 and 2005:

(dollars in thousands)	Year Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Gain on sale of SBA loans	$3,564	53.1%	$1,734	45.2%	$2,290	54.6%
Service charges on deposit accounts	672	10.0%	498	13.0%	354	8.4%
International fee income	658	9.8%	234	6.1%	78	1.9%
SBA loan servicing fee income	442	6.6%	548	14.3%	528	12.6%
Warrant income	441	6.6%	29	0.8%	-	0.0%
Increase in value-bank owned life insurance	402	6.0%	320	8.3%	377	9.0%
Other non-interest income	534	8.0%	474	12.4%	570	13.6%

	$6,713	100.0%	$3,837	100.0%	$4,197	100.0%

Non-interest income totaled $6.7 million in 2007, an increase of $2.9 million or 75.0% over $3.8 million in 2006. Non-interest income decreased $360,000, or 8.5% from 2005 to 2006. Non-interest income consists primarily of gains recognized on sales of SBA loans, service charge income on deposit accounts, and international fee income. The increase in non-interest income in 2007 compared to 2006 was primarily due to increased SBA loan sales, international fee income, and warrant income. The decrease in non-interest income in 2006 compared to 2005 was primarily due to decreased SBA loan sales, partially offset by increases in depositor service charges, international fee income, the amortization of the SBA valuation allowance, and warrant income.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $3.6 million in 2007 which represented an increase of $2.3 million or 170.0% compared to $1.3 million the same period one year earlier. The increase was attributed to a higher volume of loans sold during the year. During 2007 the Company’s SBA group funded $86.4 million in new loans and sold $90.3 million which compared to $66.3 million funded and $51.4 million sold in 2006 and $69.8 million funded and $66.6 million sold in 2005.

Non-interest Expenses

The components of other expense are set forth in the following table for the years ended December 31, 2007, 2006 and 2005.

Other Expense as a Percent of Average Assets

	Year Ended December 31,
(dollars in thousands)	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Salaries and benefits	$20,990	2.8%	$17,417	2.9%	$12,127	2.6%
Occupancy	3,390	0.5%	2,132	0.4%	1,652	0.4%
Data services	1,917	0.3%	1,528	0.3%	1,085	0.2%
Marketing	1,350	0.2%	1,081	0.2%	925	0.2%
Professional services	1,150	0.2%	825	0.1%	746	0.2%
Furniture and equipment	947	0.1%	701	0.1%	583	0.1%
Director/Shareholder expenses	837	0.1%	530	0.1%	458	0.1%
Deposit services/supplies	605	0.1%	525	0.1%	401	0.1%
Third party services	350	0.0%	925	0.2%	1,065	0.2%
Other	2,038	0.3%	1,615	0.3%	939	0.2%

	$33,574	4.5%	$27,279	4.5%	$19,981	4.3%

Non-interest expenses were $33.6 million in 2007 as compared to $27.3 million in 2006 and $20.0 million in 2005. Non-interest expense increased approximately $6.3 million in 2007 compared to 2006. This increase was primarily attributable to increased salaries and benefits cost, occupancy cost, data services, marketing, professional services, director and shareholder cost, and loan related charges. Non-interest expense increased approximately $7.3 million in 2006 compared to 2005. This increase was primarily attributable to increased salaries and benefits cost, occupancy cost, data services, director and shareholder cost, and loan related charges. Non-interest expenses measured as a percentage of average assets were 4.5% in 2007, as compared to 4.5% in 2006 and 4.3% in 2005.

The increases in non-interest expenses reflect the impact of expansion of the business during 2007, 2006 and 2005. During 2007, the Bank expanded its headquarters location to accommodate the expansion of the business and opened a loan production office in Sacramento, California. During 2006, the Bank opened loan production offices in Dallas, Texas and Reston, Virginia. During 2005, the Bank launched a technology banking division and opened a loan production office in San Ramon, California to serve the East Bay region.

Salaries and related benefits is the largest component of the Bank’s non-interest expense. Salaries and benefits were $21.0 million for the year ended December 31, 2007 as compared to $17.4 million and $12.1 million for the years ended December 31, 2006 and 2005, respectively. The increases in 2007 compared to 2006, and 2006 compared to 2005 are primarily attributable to the increase in full time equivalent employees (FTE) related to expansion of the business and to higher incentive compensation related to performance of the Bank. The Bank had 170 FTE at December 31, 2007 as compared to 134 FTE at December 31, 2006 and 103 FTE at December 31, 2005.

Occupancy expense for the year ended December 31, 2007 was $3.4 million and represented an increase of approximately $1.3 million over $2.1 million for the prior year. The increase was primarily due to additional rent expense related to the facility at 55 Almaden Boulevard, San Jose, California and the addition of a loan production office in the commercial lending group. Occupancy expense for the year ended December 31, 2006 was $2.1 million and represented an increase of approximately $400,000 over $1.7 million for the prior year. The increase was primarily due to additional rent expense related to the facility at 55 Almaden Boulevard, San Jose, California and the addition of a loan production office in the technology banking and asset-based lending groups.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure. Data processing expense in 2007 was $1.9 million which represented an increase of approximately $400,000 over $1.5 million one year earlier. Data processing expense in 2006 was $1.5 million which represented an increase of approximately $400,000 over $1.1 million one year earlier. The increases in data processing in both years are primarily due to increases in deposit transaction volumes in addition to increases in FTE.

Legal and professional expenses were $1.2 million for the year ended December 31, 2007 which represented an increase of $325,000 over $825,000 in 2006. The increase in 2007 was primarily due to legal costs relating to general corporate matters and increases in ongoing accounting and auditing services. Legal and professional expenses were $825,000 for the year ended December 31, 2006 which represented an increase of $79,000 over $746,000 in 2005. The increase in 2006 was primarily due to increases in ongoing accounting and auditing services.

Furniture, fixtures and equipment (FF&E) expense of $947,000 for the year ended December 31, 2007 represented an increase of $246,000 compared to $701,000 in the same period one year earlier. The increase in 2007 was primarily related to the increase in FTE. Furniture, fixtures and equipment (FF&E) expense of $701,000 for the year ended December 31, 2006 represented an increase of $118,000 compared to $583,000 in the same period one year earlier. The increase in 2006 was primarily related to the increase in FTE.

As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.

Income Taxes

The Company’s effective tax rate was 41.1% for the year ended December 31, 2007, 37.8% for the year ended December 31, 2006 and 40.1% for the year ended December 31, 2005. See Note 8 to the financial statements for additional information on income taxes.

Quarterly Income

The unaudited income statement data of the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth herein. The results of operations are not necessarily indicative of results for any future period. The following table shows the Bank’s unaudited quarterly income statement data for the years 2007, 2006, and 2005.

(dollars in thousands, except share amounts)	Three Months Ended
	March 31	June 30	September 30	December 31

Year Ended December 31, 2007:
Interest income	$15,378	$16,936	$17,627	$16,804
Interest expense	4,426	5,010	5,295	4,429
Net interest income	10,952	11,926	12,332	12,375
Provision for credit losses	200	1,000	475	600
Other income	1,294	2,612	1,435	1,372
Other expense	7,854	8,422	8,715	8,583
Income before income taxes	4,192	5,116	4,577	4,564
Income taxes	1,748	2,133	1,825	1,877
Net income	$2,444	$2,983	$2,752	$2,687

Earnings per share - basic	$0.38	$0.47	$0.43	$0.42
Earnings per share - diluted	$0.35	$0.43	$0.40	$0.39

Year Ended December 31, 2006:
Interest income	$10,928	$12,479	$14,329	$15,226
Interest expense	2,386	3,221	4,239	4,425
Net interest income	8,542	9,258	10,090	10,801
Provision for credit losses	222	450	100	600
Other income	1,083	1,078	799	877
Other expense	6,338	6,630	7,066	7,245
Income before income taxes	3,065	3,256	3,723	3,833
Income taxes	1,134	1,237	1,415	1,457
Net income	$1,931	$2,019	$2,308	$2,376

Earnings per share - basic	$0.31	$0.32	$0.37	$0.38
Earnings per share - diluted	$0.29	$0.29	$0.34	$0.35

Year Ended December 31, 2005:
Interest income	$6,615	$7,915	$9,173	$10,415
Interest expense	1,188	1,637	1,749	2,041
Net interest income	5,427	6,278	7,424	8,374
Provision for credit losses	333	429	800	600
Other income	784	1,136	994	1,283
Other expense	4,315	4,642	5,123	5,901
Income before income taxes	1,563	2,343	2,495	3,156
Income taxes	606	964	990	1,272
Net income	$957	$1,379	$1,505	$1,884

Earnings per share - basic	$0.16	$0.22	$0.24	$0.31
Earnings per share - diluted	$0.14	$0.21	$0.22	$0.28

FINANCIAL CONDITION AND EARNING ASSETS

As of December 31, 2007, total assets were $774.8 million, gross loans were $652.7 million and deposits were $671.4 million. Assets increased $52.9 million, a 7.3% increase from $722.0 million at December 31, 2006. Gross loans increased $111.9 million, or 20.7% from $540.8 million at December 31, 2006. Deposits increased $26.4 million, a 4.1% increase from $645.0 million at December 31, 2006.

As of December 31, 2006, total assets were $722.0 million, gross loans were $540.8 million and deposits were $645.0 million. Assets increased $185.5 million, a 34.6% increase from $536.5 million at December 31, 2005. Gross loans increased $100.8 million, or 22.9% from $440.0 million at December 31, 2005. Deposits increased $176.8 million, a 37.8% increase from $468.2 million at December 31, 2005.

Federal Funds Sold

Federal funds sold were $13.4 million at December 31, 2007 as compared to $93.8 million at December 31, 2006. This decrease is primarily due to a decrease in balance sheet leverage. The average balance of federal funds sold was $52.2 million in 2007 and $78.9 million in 2006. These balances represented 7.8% and 14.7% of average deposits for 2007 and 2006, respectively. They are maintained primarily for the short-term liquidity needs of the Bank.

Securities

The following table shows the composition of the securities portfolio at December 31, 2007, 2006 and 2005.

(dollars in thousands)	As of December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. treasury	$201	$202	$200	$200	$199	$199
U.S. government agencies	54,450	55,280	43,815	43,733	12,355	12,184
Total securities available for sale	54,651	55,482	44,015	43,933	12,554	12,383

Total investment securities	$54,651	$55,482	$44,015	$43,933	$12,554	$12,383

The maturities and yields of the investment portfolio are shown below:

		Due in one		Due after one year
(dollars in thousands)		year or less		through five years
			Weighted		Weighted
	Amortized		Average		Average
	Cost	Amount	Yield	Amount	Yield

As of December 31, 2007:
U.S. treasury	$201	$201	4.5%	$-	0.0%
U.S. government agencies	54,450	23,942	4.5%	30,508	4.8%
Total investment securities	$54,651	$24,143	4.5%	$30,508	4.8%

As of December 31, 2006:
U.S. treasury	$200	$100	4.3%	$100	4.3%
U.S. government agencies	43,815	16,942	4.0%	26,873	4.8%
Total investment securities	$44,015	$17,042	4.0%	$26,973	4.8%

Investment securities are classified as available for sale. Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the balance sheet. The pre-tax unrealized gain on securities available for sale at December 31, 2007 was $831,000 as compared to a loss of ($82,000) at December 31, 2006 and ($102,000) at December 31, 2005.

Loan Portfolio

The following table shows the Bank’s loans by type and their percentage distribution for the five years ended December 31, 2007, 2006, 2005, 2004 and 2003.

(dollars in thousands)	As of December 31,
	2007	2006	2005	2004	2003

Commercial	$272,660	$197,174	$182,396	$100,681	$73,846
Real estate other	171,042	115,313	83,748	80,044	28,036
Real estate construction	85,378	103,710	84,792	42,323	35,065
Factoring and asset based lending	57,662	56,924	38,184	22,342	13,106
SBA	56,945	59,888	46,867	45,251	39,412
Other	9,042	7,771	4,011	3,945	4,984
Total gross loans	652,729	540,780	439,998	294,586	194,449
Unearned fee income	(1,856)	(1,495)	(1,395)	(973)	(713)
Total loan portfolio	$650,873	$539,285	$438,603	$293,613	$193,736

Commercial	41.8%	36.5%	41.5%	34.2%	38.0%
Real estate other	26.2%	21.3%	19.0%	27.2%	14.4%
Real estate construction	13.1%	19.2%	19.3%	14.3%	18.0%
Factoring and asset based lending	8.8%	10.5%	8.7%	7.6%	6.7%
SBA	8.7%	11.1%	10.7%	15.4%	20.3%
Other	1.4%	1.4%	0.8%	1.3%	2.6%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

Gross loan balances increased to $652.7 million at December 31, 2007, which represented an increase of $111.9 million or 20.7% as compared to $540.8 million at December 31, 2006. The increase in loans was primarily in commercial and real estate term (includes longer term real estate loans, land loans and home equity lines), without a concentration in any one specific category of loans. The increase was a result of general marketing efforts. Gross loan balances increased to $540.8 million at December 31, 2006, which represented an increase of $100.8 million or 22.9% as compared to $440.0 million at December 31, 2005. The increase in loans was primarily in commercial and real estate term (includes longer term real estate loans, land loans and home equity lines), without a concentration in any one specific category of loans. The increase was a result of general marketing efforts.

The Bank’s commercial loan portfolio represents loans to small and middle-market businesses primarily in the Santa Clara county region. Commercial loans were $272.7 million at December 31, 2007, which represented an increase of $75.5 million or 38.3% over $197.2 million at December 31, 2006. At December 31, 2007, commercial loans comprised 41.8% of total loans outstanding as compared to 36.5% at December 31, 2006. Commercial loans were $197.2 million at December 31, 2006, which represented an increase of $14.8 million or 8.1% over $182.4 million at December 31, 2005. At December 31, 2006, commercial loans comprised 36.5% of total loans outstanding as compared to 41.5% at December 31, 2005.

Other real estate loans consist of commercial real estate, land loans related to future construction credits and home equity lines of credit. Other real estate loans increased $55.7 million or 48.3% to $171.0 million at December 31, 2007 as compared to $115.3 million at December 31, 2006. The increase was primarily attributable to other real estate term loans. Other real estate loans increased $31.6 million or 37.8% to $115.3 million at December 31, 2006 as compared to $83.7 million at December 31, 2005. The increase was primarily attributable to other real estate term loans. At December 31, 2007, other real estate loans represented 26.2% of total loans as compared to 21.3% at December 31, 2006 and 19.0% at December 31, 2005.

The Bank’s construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans decreased $18.3 million, or 17.7%, to $85.4 million at December 31, 2007 as compared to $103.7 million at December 31, 2006. Construction loan balances at December 31, 2007 comprised 13.1% of total loans as compared to 19.2% at December 31, 2006. Construction loans increased $18.9 million, or 22.3%, to $103.7 million at December 31, 2006 as compared to $84.8 million at December 31, 2005. Construction loan balances at December 31, 2006 comprised 19.2% of total loans as compared to 19.3% at December 31, 2005.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Bank receives client specific payment for client invoices. Under the factoring program, the Bank purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Bank purchases the receivables subject to recourse from the Bank’s factoring client. The asset-based lending program requires a security interest in all of a client’s accounts receivable. At December 31, 2007, factoring and asset based loans totaled $57.7 million or 8.8% of total loans as compared to $56.9 million or 10.5% of total loans at December 31, 2006.

The SBA line of business operates primarily in Santa Clara County and also maintains loan production offices in Sacramento County and Southern California. The Bank, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 70% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.

Under the 504 program, the Bank lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Community Development Corporation makes an additional loan to the borrower and takes a deed of trust subject to the Bank’s position. The Bank’s position in relation to the real estate “piggyback” loans can range from 50% to 70% loan to value.

At December 31, 2007, SBA loans comprised $56.9 million or 8.7% of total loans as compared to $59.9 million or 11.1% of total loans at December 31, 2006 and $46.9 million or 10.7% of total loans at December 31, 2005. The Bank has the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At December 31, 2007, 2006 and 2005, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At December 31, 2007, other loans totaled $9.0 million as compared to $7.8 million at December 31, 2006 and $4.0 million at December 31, 2005.

Allowance for Loan Losses

A consequence of lending activities is the potential for loss. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates and the financial experience of the borrowers. The allowance for loan losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for loan losses charged to expense and decreased by the amount of charge-offs net of recoveries. There is no precise method of estimating specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. Similarly, the adequacy of the allowance for loan losses and the level of the related provision for loan losses are determined in management’s judgment based on consideration of:

-	Economic conditions
-	Borrowers’ financial condition
-	Loan impairment
-	Evaluation of industry trends
-	Historic losses, migrations and delinquency trends
-	Industry and other concentrations
-	Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management
-	Continuing evaluation of the performing loan portfolio
-	Periodic review and evaluation of problem loans
-	Off balance sheet risks

-	Assessments by regulators and other third parties

In addition to the internal assessment of the loan portfolio, the Bank also retains a consultant who performs credit reviews on a regular basis and then provides an assessment of the adequacy of the allowance for loan losses. The federal banking regulators also conduct examinations of the loan portfolio periodically.

The following table summarizes the activity in the allowance for loan losses.

(dollars in thousands)	Year ended December 31,
	2007	2006	2005	2004	2003

Balance, beginning of period	$7,329	$5,936	$4,146	$2,683	$1,765
Loans charged off by category:
Commercial and other	562	-	384	240	-
Real estate construction	-	-	-	-	-
Real estate other	16	-	-	-	-
Factoring and asset-based lending	677	-	-	-	-
Consumer	-	-	-	-	10
Total charge-offs	1,255	-	384	240	10
Recoveries by category:
Commercial and other	259	21	12	32	85
Real estate construction	-	-	-	-	-
Real estate other	-	-	-	-	-
Factoring and asset-based lending	-	-	-	-	-
Consumer	-	-	-	-	-
Total recoveries	259	21	12	32	85
Net (recoveries) charge-offs	996	(21)	372	208	(75)
Provision charged to expense	2,275	1,372	2,162	1,671	843
Balance, end of year	$8,608	$7,329	$5,936	$4,146	$2,683

Ratio of net charge-offs during the period to average gross loans outstanding	0.17%	0.00%	0.06%	0.08%	-0.05%
Ratio of allowance for credit losses to gross loans outstanding at end of year	1.32%	1.36%	1.35%	1.41%	1.38%
Allowance to nonperforming loans at end of year	175.17%	1677.12%	255.87%	404.09%	4547.46%

Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as follows for the five years ended December 31:

(dollars in thousands)	As of December 31,
	2007	2006	2005	2004	2003

Commercial and other	3,124	1,831	2,029	998	666
Real estate other	2,356	1,152	721	1,132	288
Real estate construction	783	1,082	742	444	400
Factoring / asset based lending	1,239	1,415	443	312	261
SBA	1,053	1,803	1,975	1,231	1,042
Other	53	46	26	29	26
	$8,608	$7,329	$5,936	$4,146	$2,683

Commercial and other	36.3%	25.0%	34.2%	24.1%	24.8%
SBA	27.4%	15.7%	12.1%	27.3%	10.7%
Real estate construction	9.1%	14.8%	12.5%	10.7%	14.9%
Real estate other	14.4%	19.3%	7.5%	7.5%	9.7%
Factoring / asset based lending	12.2%	24.6%	33.3%	29.7%	38.8%
Other	0.6%	0.6%	0.4%	0.7%	1.0%
	100.0%	100.0%	100.0%	100.0%	100.0%

Loans for which the accrual of interest has been suspended, restructured loans, and other loans with principal or interest contractually past due 90 days or more as set forth in the following table as of December 31 of each year:

	As of December 31,
(dollars in thousands)	2007	2006	2005	2004	2003

Loans accounted for on a non-accrual basis	$4,914	$437	$2,320	$1,026	$59
Loans restructured and in compliance with modified terms	-	-	-	-	-
Other loans with principal or interest contracturally past due 90 days or more	-	-	-	-	-
	$4,914	$437	$2,320	$1,026	$59

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. There were four non-accrual loans at December 31, 2007 totaling $4.9 million as compared to two non-accrual loans at December 31, 2006 totaling $437,000 and one non-accrual loan totaling $2.3 million at December 31, 2005. Included in the non-accrual loans at December 31, 2007 was one loan totaling $3.7 million which was collateralized by undeveloped land. This loan had an indicated potential loss exposure of approximately $330,000 and an impairment reserve was included in the allowance for loan losses. The other significant non-accrual loan was an SBA 504 loan that totaled $713,000 and was adequately collateralized by undeveloped land. As such, no specific reserve was required for this loan.

Income on such loans is only recognized to the extent that cash is received and where the future collection of principal is probable. Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

At December 31, 2007, 2006, and 2005, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

At December 31, 2007 there was one commercial property valued at $425,000 that was categorized as “other real estate owned”. At December 31, 2006 and 2005 there were no properties owned by the Bank acquired through the foreclosure process.

Funding

Deposits represent the Bank’s principal source of funds. Most of the Bank’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank’s market area. The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of December 31, 2007, 2006 and 2005.

(dollars in thousands)	As of December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$198,641	29.59%	$198,639	30.80%	$185,557	39.64%
Interest-bearing demand	5,350	0.80%	3,901	0.60%	2,866	0.61%
Money market and savings	372,923	55.55%	333,838	51.76%	210,011	44.86%
Certificates of deposit:
Less than $100	22,896	3.41%	28,918	4.48%	19,228	4.11%
$100 and more	71,546	10.66%	79,691	12.36%	50,496	10.79%

Total deposit portfolio	$671,356	100.00%	$644,987	100.00%	$468,158	100.00%

Deposits increased $26.4 million or 4.1% from $645.0 million at December 31, 2006 to $671.4 million at December 31, 2007. The increase in deposits was primarily in non-interest bearing demand, money market and certificates of deposit raised from the Bank’s primary market in Santa Clara County. The increase can be attributed to marketing efforts from the Bank’s main office in San Jose and branch office in Palo Alto and certificates of deposit raised from institutions in order to manage balance sheet liquidity. Deposits at December 31, 2007 included $10.7 million, or 1.6% of the total, in title and escrow company account balances compared to $27.3 million, or 4.2% at December 31, 2006 and $70.6 million, or 15.1% at December 31, 2005. Excluding title and escrow company account balances, deposits increased $43.0 million or 7.0% compared to December 31, 2006, and increased $220.1 million or 47.0% from 2005 to 2006.

Capital Resources

The Company's capital resources consist of shareholders' equity, trust preferred securities and (for regulatory purposes) the allowance for credit losses (subject to limitations). At December 31, 2007, the Company’s capital resources increased $14.4 million to $88.6 million from $74.2 million at December 31, 2006. Tier 1 capital increased $13.5 million to $80.0 million primarily due to net income of $10.9 million. Tier 2 capital increased $912,000 primarily due to the increase in the allowance for credit losses of $1.3 million.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for credit losses. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio. For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation. As of December 31, 2007, the Company's and the Bank’s total risk-based capital ratios were 11.7% and 11.3%, respectively, (11.7% for the Company and 11.3% for the Bank at December 31, 2006).

The following table reflects the Company's Leverage, Tier 1 and total risk-based capital ratios for the period ended December 31, 2007 and 2006.

(dollars in thousands)	As of December 31,
	2007		2006
	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$80,024	10.54%	$66,533	10.52%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$30,376	4.00%	$25,293	4.00%

Total Capital	$88,632	11.67%	$74,229	11.74%
(to Risk Weighted Assets)
Total capital minimum requirement	$60,752	8.00%	$50,587	8.00%

Company leverage
Tier 1 Capital	$80,024	10.66%	$66,533	10.97%
(to Average Assets)
Total capital minimum requirement	$30,022	4.00%	$24,260	4.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$77,096	10.17%	$64,145	10.15%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$30,328	4.00%	$25,272	4.00%

Total Capital	$85,704	11.30%	$71,474	11.31%
(to Risk Weighted Assets)
Total capital minimum requirement	$60,655	8.00%	$50,544	8.00%

Bank leverage
Tier 1 Capital	$77,096	10.27%	$64,145	10.59%
(to Average Assets)
Total capital minimum requirement	$30,018	4.00%	$24,240	4.00%

The federal banking agencies, including the OCC, have adopted regulations implementing a system of prompt corrective action under FDICIA. The regulations establish five capital categories with the following characteristics: (1) ”Well capitalized,” consisting of institutions with a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) ”Adequately capitalized,” consisting of institutions with a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital of 4.0% or greater and a leverage ratio of 4.0% or greater and which do not meet the definition of a “well capitalized” institution; (3) ”Undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (4) ”Significantly undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (5) ”Critically undercapitalized,” consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Liquidity/Interest Rate Sensitivity

The Bank strives to manage its liquidity to provide adequate funds at an acceptable cost to support the borrowing requirements and deposit flows of its customers. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures and prevailing and anticipated economic conditions. The Bank’s business is generated primarily through customer referrals and employee business development efforts.

The Bank is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. The Bank strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. At December 31, 2007, liquid assets as a percentage of deposits were 14.4% as compared to 25.1% in 2006. In addition to cash and due from banks, liquid assets include interest-bearing deposits with other banks, federal funds sold, and unpledged securities available for sale.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at December 31, 2007, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate gap divided by interest rate sensitive assets) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank’s balance sheet at December 31, 2007 was asset sensitive in terms of its short-term exposure to interest rates. That is, at December 31, 2007 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Bank have been written with a minimum “floor” rate. In addition, the Bank has entered into two interest rate swaps to hedge the variable cash flows associated with $100 million of existing variable-rate assets.

(dollars in thousands)	As of December 31, 2007
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$13,395	$-	$-	$-	$-	$13,395
U.S. treasury and agency securities	9,999	4,994	9,207	31,282	-	55,482
Loans	441,555	41,180	30,879	84,292	54,823	652,729
Total earning assets	464,949	46,174	40,086	115,574	54,823	721,606

Interest checking, money market and savings deposits	378,273	-	-	-	-	378,273
Certificates of deposit:
Less than $100,000	7,229	2,566	6,962	6,138	-	22,895
$100,000 or more	40,101	7,224	15,364	8,857	-	71,546
Total interest-bearing liabilities	385,502	2,566	6,962	6,138	0	472,714

Interest rate gap	$79,447	$43,608	$33,124	$109,436	$54,823	$248,892
Cumulative interest rate gap	$79,447	$123,055	$156,179	$265,615	$320,438

Interest rate gap ratio	0.17	0.94	0.83	0.95	1.00
Cumulative interest rate gap ratio	0.17	0.24	0.28	0.40	0.44

The following table shows maturity and interest rate sensitivity of the loan portfolio at December 31, 2007 and 2006. At December 31, 2007, approximately 79.2% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of December 31, 2007
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$272,660	$161,013	$84,173	$27,474
SBA	56,945	12,059	3,174	41,712
Real estate construction	85,378	74,457	10,921	-
Real estate other	171,042	58,670	42,561	69,811
Factoring and asset based lending	57,662	55,834	1,828	-
Other	9,042	8,272	770	-
Total loans	$652,729	$370,305	$143,427	$138,997

	As of December 31, 2006
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$197,174	$102,870	$82,154	$12,150
SBA	59,888	8,857	186	50,845
Real estate construction	103,710	102,005	1,705	-
Real estateother	115,313	44,802	25,633	44,878
Factoring and asset based lending	56,924	56,924	-	-
Other	7,771	4,656	3,115	-
Total loans	$540,780	$320,114	$112,793	$107,873

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. As of December 31, 2007 those guarantees include the following:

Financial Letters of Credit in the amount of $15.8 million

The table below summarizes the Bank’s off-balance sheet contractual obligations.

(dollars in thousands)	As of December 31, 2007
	Payments due by period
		Less Than	1 - 3	3 - 5	More than
Contractural Obligations	Total	1 year	years	years	5 years

Long-term contracts	$2,929	$1,026	$1,599	$304	$-

Operating leases	15,054	1,825	3,703	3,352	6,174

Total	$17,983	$2,851	$5,302	$3,656	$6,174

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	44-45

Balance Sheets, December 31, 2007 and 2006	46

Statements of Operations for the years ended December 31, 2007, 2006 and 2005	47

Statement of Shareholders' Equity and Comprehensive Income for the years ended
December 31, 2007, 2006 and 2005	48

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	49

Notes to Financial Statements	50-69

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

* * * * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bridge Capital Holdings

We have audited the consolidated balance sheets of Bridge Capital Holdings and Subsidiary as of December 31, 2007and 2006 , and the related statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express opinions on these consolidated financial statements based on our audits.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), Bridge Capital Holdings and Subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2008, expressed an unqualified opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridge Capital Holdings and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Palo Alto, California
March 3, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Bridge Capital Holdings and Subsidiary
San Jose, California

We have audited Bridge Capital Holdings and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that (1) in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended, and our report dated March 3, 2008 expressed an unqualified opinion on those financial statements.

Palo Alto, California
March 3, 2008

Bridge Capital Holdings and Subsidiary
Consolidated Balance Sheets
(dollars in thousands)

	As of December 31,
	2007	2006
Assets:
Cash and due from banks	$27,440	$24,360
Federal funds sold	13,395	93,845
Total cash and equivalents	40,835	118,205

Investment securities available for sale	55,482	43,933
Loans, net of allowance for credit losses of $8,608 at December 31, 2007 and $7,329 at December 31, 2006	642,265	531,956

Premises and equipment, net	5,005	3,479
Other real estate owned	425	-
Accrued interest receivable	4,400	4,292
Other assets	26,420	20,114
Total assets	$774,832	$721,979

Liabilities and Shareholders' Equity:
Deposits:
Demand noninterest-bearing	$198,641	$198,639
Demand interest-bearing	5,350	3,901
Savings	372,923	333,838
Time	94,442	108,609
Total deposits	671,356	644,987

Junior subordinated debt securities	17,527	17,527
Other borrowings	10,000	-
Accrued interest payable	210	318
Other liabilities	10,655	10,053
Total liabilities	709,748	672,885

Commitments and contingencies	-	-

Shareholders' Equity:

Preferred stock, no par value; 10,000,000 shares authorized; none issued	-	-
Common stock, no par value; 30,000,000 shares authorized; 6,485,630 shares issued and outstanding at December 31, 2007; 6,318,694 shares issued and outstanding at December 31, 2006.	35,974	34,406
Additional paid in capital	1,723	1,021
Retained earnings	25,409	14,543
Accumulated other comprehensive (loss)	1,978	(876)
Total shareholders' equity	65,084	49,094
Total liabilities and shareholders' equity	$774,832	$721,979

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statements of Operations
(dollars in thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Interest Income:
Loans	$61,008	$48,248	$31,983
Federal funds sold	2,648	3,990	1,703
Investment securities available for sale	3,089	724	432
Total interest income	66,745	52,962	34,118

Interest Expense:
Deposits	18,104	13,182	5,874
Other	1,056	1,089	741
Total interest expense	19,160	14,271	6,615

Net interest income	47,585	38,691	27,503
Provision for credit losses	2,275	1,372	2,162
Net interest income after provision for credit losses	45,310	37,319	25,341

Non-Interest Income:
Gain on sale of SBA loans	3,564	1,734	2,290
Service charges on deposit accounts	672	498	354
International fee income	658	234	78
SBA loan servicing fee income	442	548	528
Warrant income	441	29	-
Increase in value-bank owned life insurance	402	320	377
Other non-interest income	534	474	570
Total non-interest income	6,713	3,837	4,197

Operating Expenses:
Salaries and benefits	20,990	17,417	12,127
Occupancy	3,390	2,132	1,652
Data services	1,917	1,528	1,085
Marketing	1,350	1,081	925
Professional services	1,150	825	746
Furniture and equipment	947	701	583
Director/Shareholder expenses	837	530	458
Deposit services/supplies	605	525	401
Third party services	350	925	1,065
Other	2,038	1,615	939
Total operating expenses	33,574	27,279	19,981

Income before income taxes	18,449	13,877	9,557
Income taxes	7,583	5,243	3,832
Net income	$10,866	$8,634	$5,725

Basic earnings per share	$1.70	$1.38	$0.93
Diluted earnings per share	$1.57	$1.27	$0.85
Average common shares outstanding	6,380,100	6,274,051	6,164,898
Average common and equivalent shares outstanding	6,925,904	6,816,700	6,730,947

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(dollars in thousands, except share data)

				Accumulated	Total
	Common Stock and			Other	Share-
	Additional Paid in Capital		Retained	Comprehensive	holders'
	Shares	Amount	Earnings	Income (loss)	Equity

Balance at December 31, 2004	6,097,697	$33,057	$184	$(119)	$33,122

Stock options exercised	129,899	730	-	-	730

Tax benefit from exercise of
non qualified stock options	-	120	-	-	120

Other comprehensive income	-	-	-	17	17

Net income for the year	-	-	5,725	-	5,725

Balance at December 31, 2005	6,227,596	$33,907	$5,909	$(102)	$39,714

Stock options exercised	91,098	619	-	-	619

Tax benefit from exercise of
non qualified stock options	-	141	-	-	141

Stock based compensation	-	760	-	-	760

Other comprehensive income	-	-	-	(774)	(774)

Net income for the year	-	-	8,634	-	8,634

Balance at December 31, 2006	6,318,694	$35,427	$14,543	$(876)	$49,094

Stock options exercised	105,231	801	-	-	801

Tax benefit from exercise of
non qualified stock options	-	316	-	-	316

Stock based compensation	-	1,153	-	-	1,153

Other comprehensive income	-	-	-	2,854	2,854

Net income for the year	-	-	10,866	-	10,866

Balance at December 31, 2007	6,423,925	$37,697	$25,409	$1,978	$65,084

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities:

Net income	$10,866	$8,634	$5,725
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,275	1,372	2,162
Depreciation and amortization	1,041	840	853
Stock based compensation	1,153	760	-
Proceeds from loan sales	90,334	51,359	66,578
Loans originated for sale	(86,427)	(66,268)	(69,843)
Increase in accrued interest receivable and other assets	(4,700)	(4,290)	(4,747)
Increase in accrued interest payable and other liabilities	722	2,478	2,176
Net cash provided (used in) by operating activities	15,264	(5,115)	2,904

Cash Flows From Investing Activities:

Purchase of securities available for sale	(38,462)	(41,984)	(50,394)
Proceeds from maturities of securities available for sale	28,100	10,625	64,300
Net increase in loans	(116,916)	(85,752)	(142,097)
Purchase of fixed assets	(2,841)	(2,085)	(935)
Net cash used in investing activities	(130,119)	(119,196)	(129,126)

Cash Flows From Financing Activities:

Net increase in deposits	26,368	176,830	115,702
Proceeds from sale of common stock	1,117	619	850
Increase in other borrowings	10,000	(4,473)	10,000
Net cash provided by financing activities	37,485	172,976	126,552

Net (Decrease) Increase in Cash and Equivalents:	(77,370)	48,665	330
Cash and equivalents at beginning of period	118,205	69,540	69,210
Cash and equivalents at end of period	$40,835	$118,205	$69,540

Other Cash Flow Information:
Cash paid for interest	$18,389	$14,082	$6,554
Cash paid for income taxes	$9,450	$6,895	$4,665

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The financial statements include the accounts of Bridge Capital Holdings and its subsidiary, Bridge Bank, N.A. (“the Bank”) collectively referred to herein as “the Company”.

Business - Bridge Bank, N.A. commenced business in Santa Clara, California on May 14, 2001. Its main office is located at 55 Almaden Blvd, San Jose, California, 95113. The Bank conducts commercial and retail banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also issues cashier’s checks, sells travelers checks and provides other customary banking services.

On October 1, 2004, the Bank announced completion of a bank holding company structure which was approved by shareholders at the Bank's annual shareholders' meeting held on May 20, 2004. The bank holding company, formed as a California corporation, is named Bridge Capital Holdings. Information in this report dated prior to September 30, 2004 is for Bridge Bank, N.A.

Bridge Capital Holdings (the “Company”) was formed for the purpose of serving as the holding company for Bridge Bank, N.A. and is supervised by the Board of Governors of the Federal Reserve System. Effective October 1, 2004, Bridge Capital Holdings acquired 100% of the voting shares of Bridge Bank, N.A.. As a result of the transaction, the former shareholders of Bridge Bank, N.A. received one share of common stock of Bridge Capital Holdings for every one share of common stock of Bridge Bank, N.A. owned.

Prior to the share exchange, the common stock of the Bank had been registered with the Office of Comptroller of the Currency. As a result of the share exchange, common stock of Bridge Capital Holdings is now registered with the Securities and Exchange Commission. Filings under the federal securities laws are made with the SEC rather than the Office of the Comptroller of the Currency and are available on the SEC’s website, http://www.sec.gov as well as on the Company’s website http://www.bridgebank.com.

Basis of Presentation – The accounting and reporting policies of Bridge Capital Holdings and Bridge Bank, N.A. conform to generally accepted accounting principles and prevailing practices within the banking industry.

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

Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and highly liquid debt instruments purchased with an original maturity of three months or less. The Company is required to maintain non-interest earning cash reserves against certain of the deposit accounts. As of December 31, 2007, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $206,000 were maintained.

Securities - The Company classifies its investment securities into two categories, available for sale and held to maturity, at the time of purchase. Securities available for sale are reported at fair value with net unrealized holding gains or losses, net of tax, recorded as a separate component of shareholders' equity. Securities held to maturity are measured at amortized cost based on the Company’s positive intent and ability to hold the securities to maturity. As of December 31, 2007 and 2006, all of the Company’s securities were classified as available for sale.

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

Loans Held For Sale - Small Business Administration (“SBA”) loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized gains are recognized through a valuation allowance by credits to income. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of loans are included in non-interest income.

The Comapny has adopted Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Servicing Rights - Servicing rights are recognized separately when they are acquired through sale of loans. For sales of SBA loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, on January 1, 2007, for sales of SBA loans beginning in 2007. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future cash flows from the servicing assets. The valuation model uses assumptions that market participants would use in estimating cash flows from servicing assets, such as the cost to service, discount rates and prepayment speeds. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. For purposes of measuring impairment, the Company has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and changes in the discount rates.

Servicing fee income which is reported on the income statement as servicing income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and recorded as income when earned. The amortization of servicing rights and changes in the valuation allowance are netted against loan servicing income.

Allowance for Credit Losses - The allowance for credit losses is established through a provision charged to expense. Loans are charged off against the allowance when management believes that the collection of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb known and probable losses in the loan portfolio. The allowance is based on a number of factors including prevailing economic trends, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and other relevant factors. Because the allowance for loan losses is based on estimates, ultimate losses may vary from current estimates.

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

Other Real Estate Owned - Other real estate owned (“OREO”) consist of properties acquired through foreclosure. The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis. The Company charges against the allowance for credit losses any losses arising at the time of acquisition of such properties. After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs. If the Company records any write-downs or losses from disposition of such properties after acquiring them, it includes this amount in other non-interest expense. Development and improvement costs relating to OREO are capitalized (assuming they are recoverable). At December 31, 2007 there was one commercial property valued at $425,000 that was categorized as “other real estate owned”. At December 31, 2006 there were no properties owned by the Bank acquired through the foreclosure process.

Income Taxes - Deferred tax assets and liabilities are recognized at currently enacted rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled. Deferred income taxes are provided on income and expense items recognized in different periods for financial statement and tax reporting purposes.

On January 1, 2007, the Bank adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 have been applied to all tax positions of the Bank as of January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The Bank previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on the Bank’s financial position, results of operations or cash flows. The adoption of FIN 48 made no impact on the balance of retained earnings as of January 1, 2007.

Interest expense associated with unrecognized tax benefits is classified as income tax expense in the statement of income. Penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of income.

Stock-Based Compensation - On January 1, 2006, the Company implemented SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.  The Company has recorded an incremental $1.2 million ($993,000 net of tax) of stock-based compensation expense during 2007 as a result of the adoption of SFAS No. 123R. The impact of implementing SFAS No. 123R reduced basic earnings per share by $0.16 and diluted earnings per share by $0.10 for the year ended December 31, 2007 and reduced basic earnings per share by $0.11 and diluted earnings per share by $0.06 for the year ended December 31, 2006.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2007.  As of December 31, 2007, $4.1 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 5 years. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $925,000, $587,000, and $429,000, respectively.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during 2005 (in thousands, except per share amounts):

Year ended
December 31,
(dollars in thousands, except share data)	2005

Net income	$5,725

Stock based employee compensation, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	(317)

Pro forma net income	$5,408

Basic earnings per share:
As reported	$0.93
Pro forma	$0.88
Diluted earnings per share:
As reported	$0.85
Pro forma	$0.80

Recent Accounting Announcements - In February 2006, the Financial Accounting standards Board released SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 establishes, amount other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company for January 1, 2007, SFAS No. 155 did not have any impact on our financial position, results of operations or cash flows.

In March 2006, the Financial Accounting standards Board released SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement”, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. We will adopt SFAS No. 157 on January 1, 2008, and we do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition or operating results.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Liabilities” - Including an amendment of FASB No. 115. This Standard permits, but does not require, entities to chose to measure many financial instruments and certain other itmes at fair value. The Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Statement is effective for fiscal years beginning after November 15, 2007. We do not plan to adopt any of the fair value measurement options afforded by this Statement.

Reclassifications - Certain reclassifications were made to prior years’ presentations to conform to the current year. These reclassifications had no effect on net income or earnings per share.

Comprehensive Income - SFAS No. 130, “Reporting Comprehensive Income” requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had an accumulated other comprehensive gain totaling $2.0 million, net of tax, at December 31, 2007, and accumulated other comprehensive losses of ($876,000), net of tax, at December 31, 2006 and ($102,000), net of tax, at December 31, 2005.

(dollars in thousands)	Year ended December 31,
	2007	2006	2005

Net income	$10,866	$8,634	$5,725

Other comprehensive earnings-Net unrealized gains (losses) on FAS 158 adjustment-supplemental executive retirement plan	44	(711)
Net unrealized gains (losses) on cash flow hedges	2,270	(114)
Net unrealized gains (losses) on securities available for sale	540	51	17

Total comprehensive income	$13,720	$7,860	$5,742

Segments of an Enterprise and Related Information – SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environment in which it operates to help users of financial statements better understand its performance, better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined that it has one segment, general commercial banking, and therefore it is appropriate to aggregate the Company’s operations into a single operating segment.

Derivative Instruments and Hedging Activities – SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount.  During 2007 and 2006, this derivative was used to hedge the variable cash flows associated with $100.0 million and $50.0 million, respectively, of existing variable-rate assets.

As of December 31, 2007 and 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At December 31, 2007, derivatives with a fair value of $3.7 million were included in other assets. The change in net unrealized losses of $3.8 million (net of deferred income tax provision of $1.5 million) in 2007 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in comprehensive income.  No hedge ineffectiveness on cash flow hedges was recognized during 2007. At December 31, 2006, derivatives with a fair value of $183,000 were included in other liabilities. The change in net unrealized losses of $183,000 (net of income tax benefit of $69,000) in 2006 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in comprehensive income.  No hedge ineffectiveness on cash flow hedges was recognized during 2006.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. The change in net unrealized gains on cash flow hedges reflects a reclassification of $204,000 of net unrealized gains from accumulated other comprehensive income to interest income during 2007. During 2008, the Company estimates that $1.1 million will be reclassified.

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

(dollars in thousands, except share data)	Year ended December 31,
	2007	2006	2005

Net income	$10,866	$8,634	$5,725
Weighted average shares used in computing:

Basic common shares	6,380,100	6,274,051	6,164,898
Dilutive potential common shares related to stock options and restricted stock, using the treasury stock method	545,762	542,649	566,049
Total average common shares and equivalents	6,925,862	6,816,700	6,730,947

Basic earnings per share	$1.70	$1.38	$0.93
Diluted earnings per share	$1.57	$1.27	$0.85

There were 429,295 options (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period(s) presented.

3.	SECURITIES

The amortized cost and estimated fair values of securities are as follows:

(dollars in thousands)	As of December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury securities	$201	$1	$-	$202
U.S. government agency securities	54,450	831	(1)	55,280
Total seurities available for sale	54,651	832	(1)	55,482

Total investment securities	$54,651	$832	$(1)	$55,482

	As of December 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury securities	$200	$-	$-	$200
U.S. government agency securities	43,815	24	(106)	43,733
Total seurities available for sale	44,015	24	(106)	43,933

Total investment securities	$44,015	$24	$(106)	$43,933

As of December 31, 2007, investment securities with carrying values of approximately $200,000 were pledged as collateral. As of December 31, 2007, there were no unrealized losses attributable to securities positioned for the period greater than 12 months.

The scheduled maturities of securities (other than equity securities) available for sale at December 31, 2007 were as follows:

(dollars in thousands)	December 31, 2007
	Amortized	Fair
	Cost	Value

Due in one year or less	$24,143	$24,200
Due after one year through five years	30,508	31,282
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	54,651	55,482

Total Investment securities	$54,651	$55,482

4.	LOANS AND ALLOWANCES FOR CREDIT LOSSES

The following summarizes loans and activity in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005.

A summary of loans is as follows:

(dollars in thousands)	As of December 31,
	2007	2006	2005

Commercial	$272,660	$197,174	$182,396
SBA	56,945	59,888	46,867
Real estate construction	85,378	103,710	84,792
Real estate other	171,042	115,313	83,748
Factoring and asset based lending	57,662	56,924	38,184
Other	9,042	7,771	4,011
Total gross loans	652,729	540,780	439,998
Unearned fee income	(1,856)	(1,495)	(1,395)
Total loan portfolio	650,873	539,285	438,603
Less allowance for credit losses	(8,608)	(7,329)	(5,936)
Total loan portfolio, net	$642,265	$531,956	$432,667

Analysis of the allowance for credit losses:
(dollars in thousands)	As of December 31,
	2007	2006	2005

Balance, beginning of period	$7,329	$5,936	$4,146
Provision for credit losses	2,275	1,372	2,162
Charge-offs	(1,255)	-	(384)
Recoveries	259	21	12
Balance, end of period	$8,608	$7,329	$5,936

There were four loans, totaling $4.9 million, on non-accrual and deemed impaired at December 31, 2007. There were two impaired loans on non-accrual at December 31, 2006 totaling $437,000, and one impaired loan on non-accrual loan at December 31, 2005 totaling $2.3 million. Included in the non-accrual loans at December 31, 2007 was one loan totaling $3.7 million which was collateralized by undeveloped land. This loan had an indicated potential loss exposure of approximately $330,000 and an impairment reserve was included in the allowance for loan losses. The other significant non-accrual loan was an SBA 504 loan that totaled $713,000 and was adequately collateralized by undeveloped land. As such, no specific reserve was required for this loan. At December 31, 2006, the two non-accrual loans consisted of commercial loans secured by business assets and real property with values in excess of the carrying value of the loans. At December 31, 2005, the non-accrual loans consisted of one commercial loan secured by business assets and real property with values in excess of the carrying value of the loan.

Income on such loans is only recognized to the extent that cash is received and where the future collection of principal is probable. Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

At December 31, 2007, 2006, and 2005, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

At December 31, 2007 there was one commercial property valued at $425,000 that was categorized as “other real estate owned”. At December 31, 2006 and 2005 there were no properties owned by the Bank acquired through the foreclosure process.

5.	PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following:

(dollars in thousands)	As of December 31,
	2007	2006	2005

Leasehold improvements	$4,855	$3,374	$1,981
Furniture and equipment	2,825	2,047	1,752
Capitalized software	2,285	1,691	1,344
Premises and equipment	9,965	7,112	5,077
Less accumulated depreciation and amortization	(4,960)	(3,633)	(2,740)
Premises and equipment, net	$5,005	$3,479	$2,337

Depreciation and amortization amounted to $1.3 million, $943,000 and $813,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and have been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

6.	DEPOSITS

The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of December 31, 2007, 2006 and 2005.

(dollars in thousands)	As of December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$198,641	29.59%	$198,639	30.80%	$185,557	39.64%
Interest-bearing demand	5,350	0.80%	3,901	0.60%	2,866	0.61%
Money market and savings	372,923	55.55%	333,838	51.76%	210,011	44.86%
Certificates of deposit:
Less than $100	22,896	3.41%	28,918	4.48%	19,228	4.11%
$100 and more	71,546	10.66%	79,691	12.36%	50,496	10.79%

Total deposit portfolio	$671,356	100.00%	$644,987	100.00%	$468,158	100.00%

Deposits at December 31, 2007 included $10.7 million, or 1.6% of the total, in title and escrow company account balances compared to $27.3 million, or 4.2% at December 31, 2006 and $70.6 million, or 15.1% at December 31, 2005.

At December 31, 2007, time deposits of $100,000 or more have remaining maturities as follows:

(in thousands)

3 months or less	$40,101
Over 3 months to 6 months	7,224
Over 6 months to 12 months	15,364
Over 1 year to 5 years	8,857
TOTAL	$71,546

At December 31, 2007, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)

2008	$81,336
2009	12,247
2010	859
2011	-
$94,442

7.	JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS

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

Other Borrowings

Other borrowings at December 31, 2007 were comprised of one advance from the Federal Home Loan Bank of San Francisco for $10,000,000 with a fixed rate of 3.30% and a maturity date of January 2, 2008. The advance was secured by a blanket lien totaling approximately $134.0 million. There were no other borrowings at December 31, 2006.

As of December 31, 2007, the Bank had a total borrowing capacity of approximately $131.0 million. The Bank also has unsecured borrowing lines with correspondent banks totaling $27.0 million. At December 31, 2007, there were no balances outstanding on these lines.

8.	INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended December 31, 2007, 2006 and 2005:

(dollars in thousands)	Year ended December 31,
	2007	2006	2005
Current:
Federal	$7,357	$5,058	$4,081
State	2,080	1,525	1,057
Total current	9,437	6,583	5,138

Deferred:
Federal	(1,458)	(982)	(1,006)
State	(396)	(358)	(300)
Total deferred	(1,854)	(1,340)	(1,306)
Income tax provision	$7,583	$5,243	$3,832

Deferred income taxes reflect the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2007, 2006 and 2005 are as follows:

The company's net deferred tax asset at December 31 is as follows:

(dollars in thousands)	As of ended December 31,
	2007	2006	2005
Deferred tax assets (liability):
Deferred loan fee	$650	$523	$488
Allowance for credit losses	2,788	2,276	1,756
Deferred pre-opening expenses	10	15	29
State income taxes	1,775	1,343	957
Fixed assets	300	115	(27)
Other	602	(3)	292
Accrued expenses	655	656	91
Net Deferred Tax Asset	$6,780	$4,925	$3,586

In addition to the above net deferred tax asset, the Company has additional deferred tax liabilities arising from adjustments to other comprehensive income aggregating $1.4 million as of December 31, 2007 and $575,000 as of December 31, 2006.

Income tax returns for the years ended December 31, 2006, 2005 and 2004 are open to audit by the federal authorities and income tax returns for the years ended December 31, 2006, 2005, 2004 and 2003 are open to audit by California authorities. Unrecognized tax benefits are not expected to significantly increase or decrease within the next twelve months.

The effective tax rate differs from the federal statutory rate as follows:

	Year ended December 31,
	2007	2006	2005

Federal statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal effect	5.93%	5.47%	5.15%
BOLI income	-0.76%	-0.81%	-1.38%
Other, net	0.93%	-1.88%	1.33%
Income taxes	41.10%	37.78%	40.10%

9.	STOCK BASED COMPENSATION

On May 18, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (the “Plan”) which supersedes the Stock Option Plan that was established in 2001. The total authorized shares that are available for issuance under the Plan is 500,000 shares. The Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock awards; restricted stock units; performance units; and stock grants. As of December 31, 2007, the Company has issued incentive stock options, nonqualified stock options, and restricted stock awards under the Plan.

Options issued under the Plan may be granted to employees and non-employee directors and may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the market price of the Company’s stock on the date of the grant. The term of the option may not exceed 10 years and generally vests over a 4 year period.

Restricted stock awards issued under the Plan may be granted to employees and non-employee directors. The grant price of each award generally equals the market price of the Company’s stock on the date of the grant. The awards generally vest after a 5 year period. During the period of restriction, participants holding restricted stock awards have full voting and dividend rights on the shares.

The vesting of any award granted under the plan may be accelerated in the event of a merger or sale of the Company if the acquiring entity does not assume or replace the awards with comparable awards.

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

As of December 31, 2007, there were 1,565,763 shares underlying outstanding awards under the Company’s stock-based compensation plans and 265,192 shares available for future grants under the 2006 Equity Incentive Plan.

A summary of the Company’s stock option awards as of December 31, 2007 and changes during the period ended on that date are presented below:

	Stock Option Awards Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price
Balances, December 31, 2006	1,450,598	$10.48

Granted	183,285	$22.21
Exercised (aggregate intrinsic value of $1.5 million)	(107,575)	$7.94
Cancelled	(38,063)	$18.25
Expired	(437)	$16.26

Balances, December 31, 2007	1,487,808	$11.91

The following table summarizes information about stock options outstanding at December 31, 2007.

	Stock Option Awards Outstanding			Stock Option Awards Exercisable
		Weighted	Weighted		Weighted	Weighted
		Remaining	Exercise		Remaining	Exercise
Exercise Price range	Shares	Life (Years)	Price	Shares	Life (Years)	Price

$ 5.00 - $ 5.99	540,525	3.2	$5.00	540,525	3.2	$5.00
$ 6.00 - $ 12.99	315,013	5.2	$8.74	288,123	5.1	$8.36
$ 13.00 - $ 15.99	187,475	7.3	$14.84	97,700	7.3	$14.84
$ 16.00 - $ 20.99	137,975	8.3	$19.20	39,205	8.2	$19.00
$ 21.00 - $ 22.99	306,820	9.3	$22.28	32,302	8.8	$22.38

	1,487,808	5.9	$11.91	997,855	4.5	$8.05

The aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2007 was $14.5 million and $13.4 million, respectively.

A summary of the Company’s non-vested shares of restricted stock awards as of December 31, 2007 and changes during the period ended on that dates is presented below:

	Non-Vested Restricted Stock Awards
		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Balances, December 31, 2006	31,130	$22.42

Granted	34,765	$22.11
Vested	-	$-
Forfeited	4,190	$22.49

Balances, December 31, 2007	61,705	$22.24

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

The weighted average assumptions used for 2007, 2006, and 2005 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:

	Year ended December 31,
	2007	2006	2005

Expected life	60 months	60 months	58 months

Stock volatility	28.4%	32.9%	24.8%

Risk free interest rate	4.2%	4.7%	3.7%

Dividend yield	0.00%	0.00%	0.00%

Fair value per share	$9.73	$9.36	$6.10

10.	PENSION BENEFIT PLANS

Effective August 1, 2004, the Bank established the Supplemental Executive Retirement Plan (SERP), an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to a select group of key executives and senior officers based on years of service and final average salary. The Bank uses a December 31 measurement date for this plan.

The following table reflects the accumulated benefit obligation and funded status of the SERP for the years ended December 31, 2007, 2006 and 2005.

(dollars in thousands)	Year ended December 31,
	2007	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$2,351	$1,680	$1,213
Service cost	345	387	311
Interest cost	133	117	92
Amendments	-	-	-
Actuarial (gains)/losses	68	167	64
Acquisitions/(divestitures)	-	-	-
Expected benefits paid	-	-	-
Projected benefit obligation at end of year	$2,897	$2,351	$1,680

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-
Actual return on plan assets	-	-	-
Acquisitions/(divestitures)	-	-	-
Employer contributions	-	-	-
Expected benefits paid	-	-	-
Fair value of plan assets at end of year	$-	$-	$-

Funded status	$(2,897)	$(2,351)	$(1,680)
Unrecognized net actuarial (gain) loss	-	230	64
Unrecognized prior service cost	-	852	922
Unrecognized net transition obligation (asset)	-	-	-
(Accrued)/prepaid benefit cost	$(2,897)	$(1,269)	$(694)

Unfunded projected/accumulated benefit obligation	$(2,897)	$(2,351)	$(925)
Additional liability	$-	$(1,082)	$(231)

Intangible asset	$-	$-	$231
Impact on retained earnings	$(2,897)	$(2,351)	$(925)

Weighted average assumptions to determine benefit obligation as of December 31:
Discount rate	5.75%	5.75%	5.70%
Rate of compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost recognized for the years ended December 31, 2007 and 2006 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2008 are as follows:

(dollars in thousands)	Year ended December 31,
	2008	2007	2006
Components of net periodic benefit cost
Service cost	$589	$345	$387
Interest cost	167	133	117
Expected return on plan assets	-	-	-
Amortization of transition obligation (asset)	-	-	-
Amortization of prior service cost	88	143	70
Amortization of actuarial (gains)/losses	-	-	-
Net periodic benefit cost	$844	$621	$574

Other comprehensive income (cost)	$95	$70	$(1,185)

11.	RELATED PARTY TRANSACTIONS

There are no existing or proposed material interests or transactions between the Bank and/or any of its officers or directors outside the ordinary course of the Bank's business.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

The Bank's Santa Clara, San Jose and Palo Alto locations are leased under non-cancelable operating leases that expire in 2010, 2016 and 2014, respectively. The Bank has renewal options with adjustments to the lease payments based on changes in the consumer price index.

Future minimum annual lease payments are as follows (dollars in thousands):

Future lease payments
For years ended December 31,

2008	$1,826
2009	1,851
2010	1,852
2011	1,656
2012	1,695
Thereafter	6,174
$15,054

Rental expense under operating leases was $2.1 million in 2007, $1.3 million in 2006 and $1.1 million in 2005.

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

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments of $299.8 million, $267.6 million and $188.1 million at December 31, 2007, 2006 and 2005, respectively. The Bank's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2007, no losses are anticipated as a result of these commitments.

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

Undisbursed loan commitments were comprised of the following at December 31, 2007 (dollars in thousands):

Commercial	$185,563
SBA	5,282
Real estate construction	64,668
Real estate term	27,000
Factoring/ABL	2,458
Other	14,867

Total	$299,838

13.	DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at December 31, 2007, 2006 and 2005. The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits (see Note 3 for information regarding securities).

(dollars in thousands)	Year ended December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$27,440	$27,440	$24,360	$24,360
Federal funds sold	13,395	13,395	93,845	93,845
Investments securities	55,482	55,482	43,933	43,933
Loans and leases, gross	652,729	662,314	540,780	547,193
Bank owned life insurance	9,179	9,179	8,777	8,777
Cash flow hedge	3,660	3,660	(183)	(183)

Financial liabilities:
Deposits	671,356	666,329	644,987	639,784
Trust preferred securities	17,527	17,610	17,527	17,621
Other borrowings	10,000	10,000	-	-

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

14.	BRIDGE CAPITAL HOLDINGS

The following are the financial statements of Bridge Capital Holdings (parent company only):

BALANCE SHEETS

(dollars in thousands)	As of December 31,
	2007	2006
Assets:
Cash and due from banks	$2,134	$2,790
Investment in bank & subsidiaries	79,740	63,435
Other assets	744	432
Total Assets	$82,618	$66,657

Liabilities:
Junior Subordinated Debt	$17,527	$17,527
Other liabilities	7	36
Total Liabilities	17,534	17,563

Capital:
Common stock	37,697	35,428
Retained earnings	14,543	5,908
Current year net income	10,866	8,634
Other Comprehensive income	1,978	(876)
Total Capital	65,084	49,094

Total Liabilities and Capital	$82,618	$66,657

STATEMENTS OF OPERATIONS

(dollars in thousands)	Year ended December 31,
	2007	2006	2005

Interest income	$78	$87	$31
Interest expense	1,044	960	704
Noninterest expense	466	200	174

Income before income taxes	(1,432)	(1,073)	(847)
Income taxes	-	432	-
Income before undistributed income of the bank	(1,432)	(641)	(847)
Equity in undistributed income of the bank	12,298	9,275	6,572
Net income	$10,866	$8,634	$5,725

STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year ended December 31,
	2007	2006	2005

Cash Flow From Operating Activities:
Net income (loss)	$10,866	$8,634	$5,725
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) of subsidiaries	(12,298)	(9,275)	(6,572)
Net change in other assets	4	(161)	(9)
Net change in other liabilities	(29)	(6)	10
Net cash (used in) provided by operating activities	(1,457)	(808)	(846)

Cash Flow From Investing Activities:
Investment in subsidiary	-	(4,155)
Net cash provided by financing activities	-	(4,155)	-

Cash Flow From Financing Activities:
Proceeds from sale of Common stock	801	619	730
Proceeds from issuance of junior subordinated debentures	-	5,155
Net cash provided by financing activities	801	5,774	730

Net increase (decrease) in cash and equivalents	(656)	811	(116)
Cash and equivalents at beginning of period	2,790	(656)	2,095
Cash and equivalents at end of period	$2,134	$155	$1,979

Non Cash Transactions:
Tax benefit from exercise of non-qualified stock options	$316	$141	$(121)

15.	REGULATORY MATTERS

The Bank and the Holding Company are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which they are subject.

The following table shows the Company’s capital ratios at December 31, 2007 and 2006 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

(dollars in thousands)	As of December 31,
	2007		2006
	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$80,024	10.54%	$66,533	10.52%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$30,376	4.00%	$25,293	4.00%

Total Capital	$88,632	11.67%	$74,229	11.74%
(to Risk Weighted Assets)
Total capital minimum requirement	$60,752	8.00%	$50,587	8.00%

Company leverage
Tier 1 Capital	$80,024	10.66%	$66,533	10.97%
(to Average Assets)
Total capital minimum requirement	$30,022	4.00%	$24,260	4.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$77,096	10.17%	$64,145	10.15%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$30,328	4.00%	$25,272	4.00%

Total Capital	$85,704	11.30%	$71,474	11.31%
(to Risk Weighted Assets)
Total capital minimum requirement	$60,655	8.00%	$50,544	8.00%

Bank leverage
Tier 1 Capital	$77,096	10.27%	$64,145	10.59%
(to Average Assets)
Total capital minimum requirement	$30,018	4.00%	$24,240	4.00%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no current or anticipated changes in, or disagreements with, accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9a. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of December 31, 2007, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Internal Control over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2007. Vavrinek, Trine, Day & Co., LLP’s audit report appears on Page 45.

Item 9b. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 11. Executive Compensation

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart provides information as of December 31, 2007 concerning the Company’s equity compensation plans:

	(A)	(B)	(C)
Number of Securities
	Number of Securities		Remaining Available
	To Be Issued Upon	Weighted Average	For Future Issuance
	Exercise of	Grant Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Stock,	Restricted Stock,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights	Reflected in Column (A)

Equity compensation plans approved by security holders	1,549,513	$12.32	268,942

Equity compensation plans not approved by security holders	-	-	-

Total	1,549,513	$12.32	268,942

The additional information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 14. Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements. This information is included in Part II, Item 8.

(a)(2)
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

BRIDGE CAPITAL HOLDINGS

Date:	March 6, 2008	By:	/s/ Daniel P. Myers
Daniel P. Myers, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheryle Bolton	Director	March 6, 2008
Sheryle Bolton

/s/Richard M. Brenner	Director	March 6, 2008
Richard M. Brenner

/s/Owen Brown	Director	March 6, 2008
Owen Brown

/s/David V. Campbell	Director	March 6, 2008
David V. Campbell

/s/Robert P. Gionfriddo	Director	March 6, 2008
Robert P. Gionfriddo

/s/Robert B. Kaplan	Director	March 6, 2008
Robert B. Kaplan

Chairman
/s/Allan C. Kramer, M.D.	Director	March 6, 2008
Allan C. Kramer, M.D.

/s/Robert Latta	Director	March 6, 2008
Robert Latta

/s/Thomas M. Quigg	Director	March 6, 2008
Thomas M. Quigg
President
Chief Executive Officer
/s/Daniel P. Myers	Director	March 6, 2008
Daniel P. Myers	(Principal Executive Officer)

/s/Barry A. Turkus	Director	March 6, 2008
Barry A. Turkus
Executive Vice President
Chief Administrative Officer
/s/Thomas A. Sa	Chief Financial Officer	March 6, 2008
Thomas A. Sa	(Principal Financial
and Accounting Officer)

INDEX TO EXHIBITS
Exhibit
Number	Description of Exhibit

(2.1)
Agreement and Plan of Reorganization among Bridge Capital Holdings and Bridge Bank dated as of October 1, 2004 [incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated 10/1/04]

(3.1)	Articles of Incorporation of the registrant [incorporated by reference to Exhibit 3(i)(a) to the registrant’s Current Report on Form 8-K dated 10/1/04]
(3.2)	Amendment to the registrant’s Articles of Incorporation dated August 27, 2004 [incorporated by reference to Exhibit 3(i)(b) to the registrant’s Current Report on Form 8-K dated 10/1/04]
(3.3)	Registrant’s By-Laws [incorporated by reference to Exhibit 3(i)(c) to the registrant’s Current Report on Form 8-K dated 10/1/04]

(3.4)	Amendment to Registrant’s By-Laws

(4.1)
Indenture dated as of December 21, 2004 between Bridge Capital Holdings and JP Morgan Chase Bank as Trustee [incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K dated 12/31/04]

(4.2)
Amended and Restated Declaration of trust of Bridge Capital Holdings Trust I dated December 21, 2004 Trustee [incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K dated 12/31/04]

(10.1)	Bridge Bank Amended and Restated 2001 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]**
(10.2)	Bridge Bank, National Association Supplemental Executive Retirement Plan [Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]**
(10.3)	Sublease for premises at 2120 El Camino Real, Santa Clara, California [Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]
(10.4)	Bridge Capital Holdings 2006 Equity Incentive Plan [Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated 04/07/06]
(10.5)
Lease for banking office located at 6601 Koll Center Parkway, City of Pleasanton, County of Alameda, State of California [incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006]

(10.6)
Lease for banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California [Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]

(10.7)
Lease for banking office located at 3035 Prospect Park Drive, Suite 100, Rancho Cordova, County of Sacramento, State of California [Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]

(10.8)	Wire Transfer Service Agreement with BankServ, Inc dated 6/25/02 California [Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]

(10.9)	Performance Incentive Compensation Plan California [Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]**

(10.10)
Information Technology Services Agreement between Fidelity National Information Services and Bridge Bank, N.A. dated November 17, 2006 and the schedules thereto [incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, Amendment No. 1, filed 02/16/07]

(10.11)
Employment Agreements between Bridge Capital Holdings and Daniel P. Myers, Thomas A. Sa, Timothy W. Boothe, Robert P. Gionfriddo, and Kenneth B. Silveira [incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectfully, to the Registrant’s Current Report on Form 8-K filed 02/16/07]**

(10.12)
Form of Restricted Stock Purchase Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated 11/16/06]**

(10.13)
Form of Stock Option Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated 11/16/06]**

(10.14)
Amendment to the Company’s 2001 Stock Option Plan to permit the net exercise of nonstatutory options [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated 11/16/06]**

(10.15)
Lease for Principal Executive Office and full service banking office located at 55 Almaden Boulevard, Suite 200, City of San Jose, County of Santa Clara, State of California [incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K dated 12/31/03]

(10.16)
Lease for additional space (fourth floor) at the Principal Executive Office located at 55 Almaden Boulevard, Suite 200, City of San Jose, County of Santa Clara, State of California [incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K dated 12/31/06]

(10.17)	Amendment to lease for banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California

(21)	Subsidiaries

(23.1)	Consent of Independent Registered Public Accounting Firm - Vavrinek, Trine, Day & Co., LLP

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

**Management contract or compensatory plan or arrangement