Form 10-Q
period 2008-03-31
Bridge Capital Holdings
filed 2008-05-12
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2008

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
Yes ☐ No☒

The number of shares of Common Stock outstanding as of May 7, 2008: 6,518,371

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$25,138	$27,440
Federal funds sold	16,880	13,395
Total cash and equivalents	42,018	40,835

Investment securities available for sale	46,823	55,482
Loans, net of allowance for credit losses of $10,978 at March 31, 2008 and $8,608 at December 31, 2007	658,665	642,265

Premises and equipment, net	5,045	5,005
Other real estate owned	348	425
Accrued interest receivable	4,074	4,400
Other assets	28,033	26,420
Total assets	$785,006	$774,832

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$200,567	$198,641
Demand interest-bearing	4,587	5,350
Savings	386,369	372,923
Time	97,719	94,442
Total deposits	689,242	671,356

Junior subordinated debt securities	17,527	17,527
Other borrowings	-	10,000
Accrued interest payable	190	210
Other liabilities	9,176	10,655
Total liabilities	716,135	709,748

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; none issued	-	-
Common stock, no par value; 30,000,000 shares authorized; 6,512,371 shares issued and outstanding at March 31, 2008; 6,485,630 shares issued and outstanding at December 31, 2007.	38,040	37,697
Retained earnings	26,931	25,409
Accumulated other comprehensive (loss)	3,900	1,978
Total shareholders' equity	68,871	65,084
Total liabilities and shareholders' equity	$785,006	$774,832

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three months ended
	March 31,
	2008	2007
INTEREST INCOME:
Loans	$15,227	$14,184
Federal funds sold	177	524
Investment securities available for sale	617	670
Total interest income	16,021	15,378

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	4	13
Money market and savings	2,581	2,997
Certificates of deposit	1,088	1,156
Other	315	260
Total interest expense	3,988	4,426

Net interest income	12,033	10,952
Provision for credit losses	2,370	200
Net interest income after provision for credit losses	9,663	10,752

NON-INTEREST INCOME:
Service charges on deposit accounts	229	152
Gain on sale of SBA loans	283	731
Other non interest income	1,159	411
Total non-interest income	1,671	1,294

OPERATING EXPENSES:
Salaries and benefits	5,650	5,001
Premises and fixed assets	1,105	949
Other	1,981	1,904
Total operating expenses	8,736	7,854

Income before income taxes	2,598	4,192
Income taxes	1,076	1,748
Net income	$1,522	$2,444

Basic earnings per share	$0.24	$0.38
Diluted earnings per share	$0.22	$0.35
Average common shares outstanding	6,434,900	6,330,610
Average common and equivalent shares outstanding	6,954,014	6,882,435

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three months ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,522	$2,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,370	200
Depreciation and amortization	349	203
Stock based compensation	366	276
Loans originated for sale	(12,042)	(19,108)
Proceeds from loan sales	8,612	25,283
Decrease in accrued interest receivable and other assets	342	(324)
Decrease in accrued interest payable and other liabilities	(1,713)	(2,446)
Net cash (used in) provided by operating activities	(194)	6,528

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of securities available for sale	-	(17,816)
Proceeds from maturity of securities available for sale	10,000	8,000
Net increase in loans	(15,363)	(40,440)
Purchase of interest bearing deposits in other banks	(693)	-
Purchase of fixed assets	(430)	(845)
Net cash used in investing activities	(6,486)	(51,101)

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits	17,886	8,410
(Decrease) in other borrowings	(10,000)	-
Common stock issued	(23)	251
Net cash provided by financing activities	7,863	8,661

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	1,183	(35,912)
Cash and equivalents at beginning of period	40,835	118,205
Cash and equivalents at end of period	$42,018	$82,293

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$4,066	$4,466
Cash paid for income taxes	$356	$2,100

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC. The interim financial data as of March 31, 2008 and for the three months ended March 31, 2008 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter ended March 31, 2008 are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2007 is derived from the audited financial statements; however, it does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has recorded an incremental $366,000 ($305,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2008 as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2008.  As of March 31, 2008, $3.9 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 4 years.

The impact of implementing SFAS No. 123R reduced basic earnings per share by $0.05 and diluted earnings per share by $0.04 for the three months ended March 31, 2008.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had cumulative other comprehensive income totaling $3.9 million, net of tax, as of March 31, 2008 and $2.0 million, net of tax, as of December 31, 2007.

	Three months ended
(dollars in thousands)	March 31,
	2008	2007

Net income	$1,522	$2,444

Other comprehensive earnings-
Net unrealized gains (losses) on securities available for sale	351	62
Net unrealized gains (losses) on FAS 158 adjustment - supplemental executive retirement plan	33	10
Net unrealized gains (losses) on cash flow hedges	1,538	322

Total comprehensive income	$3,444	$2,838

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

	Three months ended
	March 31,
	2008	2007

Net income	$1,522	$2,444

Weighted average shares used in computing:
Basic common shares	6,434,900	6,330,610
Diluted potential common shares related to stock options and restricted stock, using the treasury stock method	519,114	551,825
Total average common shares and equivalents	6,954,014	6,882,435

Basic earnings per share	$0.24	$0.38
Diluted earnings per share	$0.22	$0.35

3. Securities

The amortized cost and approximate fair values of securities at March 31, 2008 and December 31, 2007 are as follows:

(dollars in thousands)	As of March 31, 2008
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$201	$2	$-	$203
U.S. government agency notes	44,503	1,424	-	45,927
Total securities available for sale	44,704	1,426	-	46,130
Total investment securities	$44,704	$1,426	$-	$46,130

	As of December 31, 2007
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$201	$1	$-	$202
U.S. government agency notes	54,450	831	(1)	55,280
Total securities available for sale	54,651	832	(1)	55,482
Total investment securities	$54,651	$832	$(1)	$55,482

The scheduled maturities of securities available for sale at March 31, 2008 and December 31, 2007 were as follows:

(dollars in thousands)	March 31, 2008
	Amortized	Fair
	Cost	Value

Due in one year or less	$20,132	$20,392
Due after one year through five years	24,572	25,738
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	44,704	46,130
Total investment securities	$44,704	$46,130

	December 31, 2007
	Amortized	Fair
	Cost	Value

Due in one year or less	$24,143	$24,200
Due after one year through five years	30,508	31,282
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	54,651	55,482
Total investment securities	$54,651	$55,482

As of March 31, 2008, investment securities with carrying values of approximately $200,000 were pledged as collateral. As of March 31, 2008, there were no unrealized losses attributable to securities maturing in greater than 12 months.

4. Loans

The balances in the various loan categories are as follows as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(dollars in thousands)	2008	2007

Commercial	$271,390	$272,660
SBA	61,472	56,945
Real estate construction	85,522	85,378
Real estate other	188,917	171,042
Factoring and asset based lending	53,108	57,662
Other	10,898	9,042
Loans, gross	671,307	652,729
Unearned fee income	(1,664)	(1,856)
Total loan portfolio	669,643	650,873
Less allowance for credit losses	(10,978)	(8,608)
Loans, net	$658,665	$642,265

5. Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at March 31, 2008 and December 31, 2007 are comprised of the following:

(dollars in thousands)	March 31, 2008
	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$4,945	$(1,717)	$3,228
Furniture and fixtures	1,035	(660)	375
Capitalized software	2,569	(1,680)	889
Equipment	1,854	(1,301)	553
Construction in process	-	-	-
Totals	$10,403	$(5,358)	$5,045

	December 31, 2007
	Cost	Accumulated Depreciation	Net book Value

Leasehold improvements	$4,855	$(1,548)	$3,307
Furniture and fixtures	1,027	(627)	400
Capitalized software	2,285	(1,567)	718
Equipment	1,798	(1,218)	580
Construction in process	-	-	-
Totals	$9,965	$(4,960)	$5,005

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

Other Borrowings

There were no other borrowings at March 31, 2008 and $10.0 million in other borrowings at December 31, 2007.

As of March 31, 2008, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $68.0 million of which $10.0 million was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $35.0 million. At March 31, 2008, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three month periods ended March 31, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:

	Three months ended March 31,
	2008	2007

Expected life	75 months	60 months

Stock volatility	22.00%	28.43%

Risk free interest rate	3.06%	4.70%

Dividend yield	0.00%	0.00%

Fair value per share	$6.44	$9.40

8. Fair Values of Assets and Liabilities

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 – Valuations for assts and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of March 31, 2008
	Total	Level 1	Level 2	Level 3

Securities available for sale	$46,130	$46,130	$-	$-
Cash flow hedge	6,539	-	6,539	-
Warrant portfolio	502	-	-	502

Total	$53,171	$46,130	$6,539	$502

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended March 31, 2008.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The assets measured at fair value on a non-recurring basis were not material for the quarter ended March 31, 2008.

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At March 31, 2008 and December 31, 2007, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters ended March 31, 2008 and 2007.

(dollars in thousands, except per share data)	Three months ended March 31,
	2008	2007
Statement of Operations Data:
Interest income	$16,021	$15,378
Interest expense	3,988	4,426
Net interest income	12,033	10,952
Provision for credit losses	2,370	200

Net interest income after provision for credit losses	9,663	10,752
Other income	1,671	1,294
Other expenses	8,736	7,854
Income before income taxes	2,598	4,192
Income taxes	1,076	1,748
Net income	$1,522	$2,444

Per Share Data:
Basic earnings per share	$0.24	$0.38
Diluted earnings per share	0.22	0.35
Shareholders' equity per share	10.58	8.21
Cash dividend per common share	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$785,006	$731,122
Loans, net	658,665	566,021
Deposits	689,242	653,398
Shareholders' equity	68,871	52,459

Average balance sheet amounts:
Assets	$778,320	$688,115
Loans, net	649,492	535,598
Deposits	676,083	610,033
Shareholders' equity	67,468	50,785

Selected Ratios:
Return on average assets	0.79%	1.44%
Return on average equity	9.07%	19.52%
Efficiency ratio	63.75%	64.14%
Risk based capital ratio	11.72%	11.69%
Net chargeoffs to average gross loans	0.00%	0.00%
Allowance for loan losses to total loans	1.64%	1.31%
Average equity to average assets	8.67%	7.38%

Summary of Financial Results – Quarter ended March 31, 2008

The Company reported net income of $1.5 million ($0.24 basic and $0.22 diluted earnings per share) for the quarter ended March 31, 2008 as compared to $2.4 million ($0.38 basic and $0.35 diluted earnings per share) for the quarter ended March 31, 2007. The decrease in net income resulted primarily from increases in the provision for credit losses and operating expenses offset, in part, by increases in net interest income and non-interest income.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended March 31,
(dollars in thousands)	2008	2007	Increase (Decrease)

Interest income	$16,021	$15,378	$643
Interest expense	3,988	4,426	(438)

Net interest income	12,033	10,952	1,081
Provision for credit losses	2,370	200	2,170

Net interest income after provision for credit losses	9,663	10,752	(1,089)
Other income	1,671	1,294	377
Other expenses	8,736	7,854	882
Income before income taxes	2,598	4,192	(1,594)

Income taxes	1,076	1,748	(672)
Net income	$1,522	$2,444	$(922)

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended March 31, 2008 was $12.0 million, which was comprised of $16.0 million in interest income and $4.0 million in interest expense. Net interest income for the quarter ended March 31, 2007 was $11.0 million, which was comprised of $15.4 million in interest income and $4.4 million in interest expense. Net interest income for the quarter ended March 31, 2008 represented an increase of $1.0 million or 9.9% over the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income. For the quarter ended March 31, 2008 average earning assets of $734.2 million represented an increase of $96.2 million, or 15.1%, compared to $638.0 million for the same period in 2007. The Company’s loan-to-deposit ratio, a measure of leverage, averaged 97.63% during the quarter ended March 31, 2008, which represented an increase compared to an average of 89.23% for the same quarter of 2007 as a result of faster loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates. As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities. The Company’s prime rate averaged 6.23% in the quarter ended March 31, 2008 compared to 8.25% in the same period one year earlier.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended March 31, 2008 was 6.59% compared to 6.96% in the same period one year earlier primarily as a result of the decrease in short term interest rates offset, in part, by an increase in loan related fees and income from interest rate swaps. During the quarter ended March 31, 2008, the Company recognized $400,000 as a success fee resulting from the completion of a capital raising event of a loan client. In addition, the net settlement from interest rate swaps contributed $340,000 to support net interest income in the quarter ended March 31, 2008 compared to a loss of $98,000 for the quarter ended March 31, 2007.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended March 31, 2008 and 2007.

	Three months ended March 31,
(dollars in thousands)	2008			2007
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets (2):
Loans (1)	$660,083	9.3%	$15,227	$544,357	10.5%	$14,184
Federal funds sold	24,181	2.9%	177	40,536	5.2%	524
Investment securities	49,908	5.0%	617	53,122	5.1%	670
Total interest earning assets	734,172	8.8%	16,021	638,015	9.7%	15,378

Noninterest-earning assets:
Cash and due from banks	18,496			30,872
All other assets (3)	25,652			19,228
TOTAL	$778,320			$688,115

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$4,954	0.3%	$4	$5,517	0.9%	$13
Savings	367,923	2.8%	2,581	316,481	3.8%	2,997
Time	98,019	4.5%	1,088	98,033	4.7%	1,156
Other	23,341	5.4%	315	17,527	6.0%	260
Total interest bearing liabilities	494,237	3.2%	3,988	437,558	4.1%	4,426

Noninterest-bearing liabilities:
Demand deposits	205,187			190,002
Accrued expenses and other liabilities	11,428			9,770
Shareholders' equity	67,468			50,785
TOTAL	$778,320			$688,115

Net interest income and margin		6.6%	$12,033		7.0%	$10,952

(1)	Loan fee amortization of $1.7 million and $1.3 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $8.9 million and $7.3 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2008 and 2007. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Three months ended March 31, 2008 vs. 2007
	Increase (decrease) due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$2,670	$(1,627)	$1,043
Federal funds sold	(120)	(227)	(347)
Investment securities	(40)	(13)	(53)
Total interest income	2,510	(1,867)	643

Interest expense:
Demand	(0)	(9)	(9)
Savings	361	(777)	(416)
Time	(0)	(68)	(68)
Other	78	(23)	55
Total interest expense	439	(877)	(438)
Change in net interest income	$2,071	$(989)	$1,081

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

Interest Income

Interest income of $16.0 million in the quarter ended March 31, 2008 represented an increase of $640,000, or 4.2%, over $15.4 million in the same quarter one year earlier. The increase in interest income was primarily due to growth in average earning assets, particularly growth in average loan balances.

Average gross loans were $660.1 million for three months ended March 31, 2008, an increase of $115.7 million or 21.3% over $544.4 million for the same period one year earlier. Average loans comprised 89.9% of average earning assets in the three months ended March 31, 2008 compared to 85.3% in the first quarter of 2007.

The average yield on earning assets was 8.8% for the quarter ended March 31, 2008 and 9.8% for the quarter ended March 31, 2007. As noted above, the majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the decrease in yield was primarily due to decreases in the prime rate during 2007 offset, in part, by an increase in loan related fees and income from interest rate swaps.

Other earning assets, consisting of investment securities and federal funds sold, averaged $74.1 million for the quarter ended March 31, 2008, a decrease of $19.6 million or 20.9% from $93.7 million for the three months ended March 31, 2007.

Interest Expense

Interest expense was $4.0 million for the quarter ended March 31, 2008, which represented a decrease of $440,000 or 9.9% over $4.4 million for the comparable period of 2007. The decrease in interest expense reflects growth in average interest-bearing liabilities offset by lower interest rates paid on liabilities in 2008 compared to 2007. Average interest-bearing liabilities were $494.2 million for the three months ended March 31, 2008, an increase of $56.7 million, or 13.0%, over $437.5 million for the same period one year earlier.

Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $470.9 million for the quarter ended March 31, 2008, which represented 69.7% of total average deposits and was an increase of $50.9 million, or 12.1%, over $420.0 million representing 68.9% of total average deposits in the first quarter of 2007.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $23.3 million and $17.5 million in the three months ended March 31, 2008 and 2007, respectively.

The average rate paid on interest-bearing liabilities of 3.3% in the quarter ended March 31, 2008 compared to 4.0% in the first quarter of 2007.

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $2.4 million to the allowance for credit losses for the three months ended March 31, 2008, as compared to $200,000 for the same period in 2007. There were no loan charge-offs or recoveries during the three months ended March 31, 2008 as compared to no loans charged off and $4,000 in recoveries during the three month period ended March 31, 2007. At March 31, 2008, the allowance for credit losses was $11.0 million, representing 1.6% of total loans, as compared to $7.5 million, representing 1.3% of total loans, at March 31, 2007.

The following schedule provides an analysis of the allowance for credit losses:

(dollars in thousands)	Three months ended March 31,
	2008	2007

Balance, beginning of period	$8,608	$7,329
Provision for credit losses	2,370	200
Charge-offs	-	-
Recoveries	-	4
Balance, end of period	$10,978	$7,533

At March 31, 2008 nonperforming assets totaled $15.9 million, or 2.03% of total assets, compared to $5.3 million, or 0.69% of total assets, on December 31, 2007. The nonperforming assets at March 31, 2008 consisted of seven lending relationships totaling $15.6 million that were on non-accrual status and determined to be impaired based upon the criteria set forth in SFAS No. 114, and two commercial properties valued at $348,000 that were categorized as “other real estate owned”.

Included in the non-performing loans were two lending relationships totaling $11.2 million at March 31, 2008 that were collateralized by undeveloped land. The largest of the relationships, representing $7.5 million, represents two loans secured by lots for luxury single family construction in Monterey County. The second relationship is a land development loan for $3.7 million in Fresno County. These loans had an indicated potential loss exposure of approximately $1.4 million and an impairment reserve was included in the allowance for loan losses.

Also included in the non-performing loans was a construction loan totaling $2.6 million as of March 31, 2008. The loan is secured by three completed luxury homes in the hills of the East Bay region of the San Francisco Bay area. This loan had an indicated potential loss exposure of approximately $540,000 and an impairment reserve was included in the allowance for loan losses. The two other significant non-performing loans were SBA loans totaling $1.5 million at March 31, 2008. These loans had an indicated potential loss exposure of approximately $73,000 and an impairment reserve was included in the allowance for loan losses.

The Company had one loan totaling $1.1 million at March 31, 2008 that was performing but determined to be impaired based upon the criteria set forth in SFAS No. 114. This loan was adequately collateralized by commercial real estate. As such, no specific reserve was required for this loan.

The following summarizes nonperforming assets at March 31, 2008 and December 31, 2007.

(dollars in thousands)	March 31, 2008	December 31, 2007

Loans accounted for on a non-accrual basis	$15,578	$4,914
Loans restructured and in compliance with modified terms	-	-
Other loans with principal or interest contracturally past due 90 days or more	-	-
Nonperforming loans	15,578	4,914
Other real estate owned	348	425
Nonperforming assets	$15,926	$5,339

Based on an evaluation of the individual credits, historical credit loss experience by loan type, and economic conditions, management has allocated the allowance for loan losses as follows for the periods ending March 31, 2008 and December 31, 2007:

(dollars in thousands)	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent

Commercial and other	$3,506	31.9%	$3,124	36.3%
SBA	1,286	11.7%	1,053	12.2%
Real estate construction	1,046	9.5%	783	9.1%
Real estate other	4,126	37.6%	2,356	27.4%
Factoring/ABL	960	8.7%	1,239	14.4%
Other	54	0.5%	53	0.6%
	$10,978	100.0%	$8,608	100.0%

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's construction and land development loan portfolios, representing approximately 22.0% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(dollars in thousands)	2008		2007
	Amount	Percent	Amount	Percent

Gain on sale of SBA loans	$283	16.9%	$731	56.5%
SBA loan servicing income	118	7.1%	111	8.6%
Depositor service charges	229	13.7%	152	11.7%
Increase in value of life insurance	109	6.5%	125	9.7%
Foreign exchange upcharge	378	22.6%	78	6.0%
Other operating income	554	33.2%	97	7.5%

	$1,671	100.0%	$1,294	100.0%

Non-interest income totaled $1.7 million in the first quarter of 2008, an increase of $377,000 or 29.1% from $1.3 million in the first quarter of 2007. Non-interest income consists primarily of gains recognized on sales of SBA loans, foreign exchange income, SBA loan servicing income, and packaging fees and service charge income on deposit accounts. The increase in non- interest income is primarily the result of increased international fee income. For the quarter ended March 31, 2008 international fee income was $378,000 compared to $78,000 for the quarter ended March 31, 2007. Additionally, included in non-interest income for the quarter ended March 31, 2008 was a hedge accounting adjustment of $279,000 pertaining to the Company’s interest rate swap and $82,000 from the sale of commercial real estate loans. The increase in non-interest income for the first quarter of 2008 was offset, in part, by a lower volume of SBA loan sales.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $283,000 in the quarter ended March 31, 2008 which represented a decrease of $448,000 or 61.3% compared to $731,000 the same period one year earlier. The increase was attributed to a higher volume of loans sold during the quarter. During the first quarter of 2008 the Company’s SBA group funded $12.0 million in new loans and sold $8.6 million which compared to $19.1 million funded and $23.5 million sold in the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
(dollars in thousands)	2008		2007
	Amount	Percent	Amount	Percent

Salaries and benefits	$5,650	3.1%	$5,001	3.2%
Occupancy	876	0.5%	747	0.5%
Data processing	582	0.3%	486	0.3%
Marketing/Advertising	319	0.2%	325	0.2%
Deposit services	178	0.1%	257	0.2%
Legal and professional	(34)	0.0%	218	0.1%
Furniture and equipment	229	0.1%	201	0.1%
Other	936	0.5%	619	0.4%

	$8,736	4.8%	$7,854	5.0%

Operating expenses were $8.7 million for the three months ended March 31, 2008, an increase of $880,000 or 11.2% from $7.9 million at March 31, 2007. As a percentage of average earning assets, other expenses for the three months ended March 31, 2008 and 2007 were 4.8% and 5.0%, respectively, on an annualized basis. In 2008, operating expenses were comprised primarily of salaries and benefits of $5.7 million, which compared to $5.0 million in 2007. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At March 31, 2008, the Company employed 172 FTE compared to 142 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $366,000 and $276,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in the first quarter of 2008 and 2007, respectively. Occupancy and data processing expense for the first quarter of 2008 was $1.5 million compared to $1.2 million for the same period one year earlier. The increase was primarily due to expansion of the business. The decrease in deposit services expense of $80,000 or 30.7% was due to a decline in real estate related title and escrow deposit accounts. The decrease in legal and professional expense of $252,000, or 115.6%, was primarily due to a recovery of loan related legal expense.

Balance Sheet

Total assets of the Company at March 31, 2008 were $785.0 million, an increase of $10.2 million, or 1.3%, as compared to $774.8 million at December 31, 2007. Growth in total assets was principally due to an increase in loan balances.

The following table shows the Company’s loans by type and their percentage distribution for the periods ended March 31, 2008 and December 31, 2007.

(dollars in thousands)	March 31, 2008	December 31, 2007

Commercial	$271,390	$272,660
SBA	61,472	56,945
Real estate construction	85,522	85,378
Real estate other	188,917	171,042
Factoring and asset based lending	53,108	57,662
Other	10,898	9,042
Total gross loans	671,307	652,729
Unearned fee income	(1,664)	(1,856)
Total gross loans	669,643	650,873
Less allowance for credit losses	(10,978)	(8,308)
Total loans, net	$658,665	$642,565

Commercial	40.4%	41.8%
SBA	9.2%	8.7%
Real estate construction	12.7%	13.1%
Real estate other	28.1%	26.2%
Factoring and asset based lending	7.9%	8.8%
Other	1.6%	1.4%
Total gross loans	100.0%	100.0%

Net loan balances increased to $658.7 million at March 31, 2008, which represented an increase of $16.1 million, or 2.5%, as compared to $642.6 million at December 31, 2007. The increase in loans was primarily in real estate other without a concentration in any one specific category of loans.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region. Commercial loans were $271.4 million at March 31, 2008, which represented a slight decrease of $1.3 million, or 0.5%, compared to $272.7 million at December 31, 2007. At March 31, 2008, commercial loans comprised 40.4% of total loans outstanding compared to 41.8% at December 31, 2007.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At March 31, 2008, SBA loans comprised $61.5 million, or 9.2%, of total loans, an increase of $4.5 million, or 7.9%, from $56.9 million at December 31, 2007. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At March 31, 2008 and December 31, 2007, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

The Company’s construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $144,000, or 0.2%, to $85.5 million at March 31, 2008 over $85.4 million at December 31, 2007. Construction loan balances at March 31, 2008 and December 31, 2007 comprised 122.7% and 13.1%, respectively, of total loans.

Other real estate loans increased $17.9 million or 10.5% to $188.9 million at March 31, 2008 over $171.0 million at December 31, 2007. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 28.1% of total loans at March 31, 2008 compared to 26.2% at December 31, 2007.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices. Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client. The asset-based lending program requires a security interest in all of a client’s accounts receivable. At March 31, 2008, factoring/asset- based loans totaled $53.1 million or 7.9% of total loans, a slight decrease as compared to $57.7 million or 8.8% of total loans at December 31, 2007.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At March 31, 2008, other loans totaled $10.9 million as compared to $9.0 million at December 31, 2007.

Deposits represent the Company’s principal source of funds. Most of the Company’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Company’s market area. The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of March 31, 2008 and December 31, 2007.

(dollars in thousands)	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$200,567	29.10%	$198,641	29.59%
Interest-bearing demand	4,587	0.67%	5,350	0.80%
Money market and savings	386,369	56.06%	372,923	55.55%
Certificates of deposit:
Less than $100	29,649	4.30%	22,896	3.41%
$100 and more	68,070	9.88%	71,546	10.66%

Total deposits	$689,242	100.00%	$671,356	100.00%

Deposits increased $17.9 million or 2.7% from $671.4 million at December 31, 2007 to $689.2 million at March 31, 2008. The increase in deposits was primarily in money market and savings accounts. The increase was a result of marketing efforts to attract such deposits in order to meet the Bank’s liquidity needs and to accommodate projected loan funding. Deposit totals at March 31, 2008 included $15.7 million, or 2.3%, in title and escrow company account balances compared to $10.7 million, or 1.6%, at December 31, 2007. Excluding title and escrow company account balances, deposits increased $36.8 million or 6.0% compared to December 31, 2007.

Leverage

Total gross loan balances at March 31, 2008 were $671.3 million. The resulting loan to deposit ratio was 97.4%. Other earning assets at March 31, 2008 were primarily comprised of investment securities and federal funds sold of $63.7 million. To date, the Company has deployed earning assets primarily in federal funds sold to address the potential volatility of the title company deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.

Capital Resources

The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks. Additional capital requirements may be imposed on banks based on market risk. The FDIC requires a leverage ratio of 8.00% for new banks during the first three years of operation.

After the first three years of operations, the Comptroller requires a minimum leverage ratio of 3.00% for national banks that have received the highest composite regulatory rating (a regulatory measurement of capital, assets, management, earnings and liquidity) and that are not anticipating or experiencing any significant growth. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.00% minimum.

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

Finally, institutions with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. General market risk refers to changes in the market value of on-balance-sheet assets and off-balance-sheet items resulting from broad market movements. Specific market risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument’s issuer. The additional capital requirements apply effective January 1, 1998 to institutions with trading assets and liabilities equal to 10.0% or more of total assets or trading activity of $1.0 billion or more. The federal banking agencies may apply the market risk regulations on a case-by-case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

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

The Company’s Tier 1 capital at March 31, 2008 was $81.9 million, which was comprised of $38.0 million of capital stock and surplus, $26.9 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at March 31, 2008 and December 31, 2007 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

(dollars in thousands)	As of March 31, 2008		As of December 31, 2007
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$81,893	10.47%	$80,024	10.54%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$31,285	4.00%	$30,376	4.00%

Total Capital	$91,670	11.72%	$88,632	11.67%
(to Risk Weighted Assets)
Total capital minimum requirement	$62,570	8.00%	$60,752	8.00%

Company Leverage
Tier 1 Capital	$81,893	10.52%	$80,024	10.66%
(to Average Assets)
Tier 1 capital minimum requirement	$31,133	4.00%	$30,022	4.00%

Bank Capital Ratios
Tier 1 Capital	$79,367	10.16%	$77,096	10.17%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$31,234	4.00%	$30,328	4.00%

Total Capital	$89,128	11.41%	$85,704	11.30%
(to Risk Weighted Assets)
Total capital minimum requirement	$62,468	8.00%	$60,655	8.00%

Bank Leverage
Tier 1 Capital	$79,367	10.21%	$77,096	10.27%
(to Average Assets)
Tier 1 capital minimum requirement	$31,091	4.00%	$30,018	4.00%

The Company and the Bank were considered well capitalized at March 31, 2008.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At March 31, 2008 and December 31, 2007, liquid assets as a percentage of deposits were 12.9% and 14.4%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $35.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs and additionally has approximately $68.0 million in borrowing capacity at the Federal Home Loan Bank of San Francisco. The Company’s balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at March 31, 2008, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of March 31, 2008
	Within three months	After three months but within six months	After six months but within one year	After one year but within five years	After five years	Total

Federal funds sold	$16,880	$-	$-	$-	$-	$16,880
Interest bearing deposits in other banks	-	693	-	-	-	693
U.S. Treasury securities	-	101	102	-	-	203
Agency securities	5,007	3,026	12,156	25,738	-	45,927
Loans	413,679	42,635	45,803	108,152	61,038	671,307
Total earning assets	$435,566	$46,455	$58,061	$133,890	$61,038	$735,010

Interest checking, money market and savings	390,956	-	-	-	-	390,956
Certificates of deposit:
Less than $100,000	3,068	4,403	17,535	4,643	-	29,649
$100,000 or more	20,323	14,107	29,049	4,591	-	68,070
Other	-	-	-	-	17,527	17,527
Total interest-bearing liabilities	$414,347	$18,510	$46,584	$9,234	$17,527	$506,202

Interest rate gap	$21,219	$27,945	$11,477	$124,656	$43,511	$228,808
Cumulative interest rate gap	$21,219	$49,164	$60,641	$185,297	$228,808

Interest rate gap ratio	0.05	0.60	0.20	0.93	0.71
Cumulative interest rate gap ratio	0.05	0.10	0.11	0.27	0.31

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at March 31, 2008 was asset sensitive in terms of its short-term exposure to interest rates. That is, at March 31, 2008 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate. In addition, the Company has invested in short-term fixed rate securities and entered into interest rate swaps to hedge the variable cash flows associated with $100.0 million of existing variable-rate assets.

The following table shows maturity and interest rate sensitivity of the loan portfolio at March 31, 2008 and December 31, 2007. At March 31, 2008, approximately 70.0% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of March 31, 2008
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$271,390	$144,641	$98,911	$27,838
SBA	61,472	12,930	3,657	44,885
Real estate construction	85,522	70,307	15,215	-
Real estate-other	188,917	74,842	38,958	75,117
Factoring / Asset-Based Lending	53,108	51,656	1,452	-
Other	10,898	10,150	748	-
Total loans	$671,307	$364,526	$158,941	$147,840

	As of December 31, 2007
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$272,660	$161,013	$84,173	$27,474
SBA	56,945	12,059	3,174	41,712
Real estate construction	85,378	74,457	10,921	-
Real estate-other	171,042	58,670	42,561	69,811
Factoring / Asset-Based Lending	57,662	55,834	1,828	-
Other	9,042	8,272	770	-
Total loans	$652,729	$370,305	$143,427	$138,997

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of March 31, 2008 those guarantees include the following:

•	Standby Letters of Credit in the amount of $13.2 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

(dollars in thousands)	As of March 31, 2008
	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Long-term contracts	$2,929	$1,065	$1,661	$203	$-

Operating leases	14,597	1,832	3,654	3,371	5,740

Total	$17,526	$2,897	$5,315	$3,574	$5,740

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2007, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

(a) Exhibits

See Index to Exhibits at page 31 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: May 12, 2008	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2008	By:	/s/ Thomas A. Sa
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