Form 10-Q
period 2008-06-30
Bridge Capital Holdings
filed 2008-08-07
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ____________ to _____________

000-50914
(Commission File Number)

Bridge Capital Holdings
(Exact name of registrant as specified in its charter)

California	80-0123855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of shares of Common Stock outstanding as of August 5, 2008: 6,598,819

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$31,458	$27,440
Federal funds sold	12,765	13,395
Total cash and equivalents	44,223	40,835

Interest bearing deposits in other banks	5,606
Investment securities available for sale	28,879	55,482
Loans, net of allowance for credit losses of $11,294 at
June 30, 2008 and $8,608 at December 31, 2007	695,431	642,265

Premises and equipment, net	5,093	5,005
Other Real Estate Owned	979	425
Accrued interest receivable	3,325	4,400
Other assets	26,816	26,420
Total assets	$810,352	$774,832

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$229,329	$198,641
Demand interest-bearing	4,439	5,350
Savings	386,332	372,923
Time	96,714	94,442
Total deposits	716,814	671,356

Junior subordinated debt securities	17,527	17,527
Other borrowings	-	10,000
Accrued interest payable	224	210
Other liabilities	6,674	10,655
Total liabilities	741,239	709,748

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; none issued	-	-
Common stock, no par value; 30,000,000 shares authorized;
6,579,694 shares issued and outstanding at June 30, 2008;
6,485,630 shares issued and outstanding at December 31, 2007.	38,703	37,697
Retained earnings	28,535	25,409
Accumulated other comprehensive income (loss)	1,875	1,978
Total shareholders' equity	69,113	65,084
Total liabilities and shareholders' equity	$810,352	$774,832

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Loans	$14,248	$15,433	$29,475	$29,617
Federal funds sold	146	753	323	1,277
Investment securities available for sale	554	750	1,171	1,420
Total interest income	14,948	16,936	30,969	32,314

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	3	10	7	23
Money market and savings	1,997	3,628	4,578	6,625
Certificates of deposit	941	1,112	2,029	2,268
Other	283	260	599	520
Total interest expense	3,224	5,010	7,213	9,436

Net interest income	11,724	11,926	23,756	22,878
Provision for credit losses	1,200	1,000	3,570	1,200
Net interest income after provision for credit losses	10,524	10,926	20,186	21,678

NON-INTEREST INCOME:
Service charges on deposit accounts	258	181	487	332
Gain on sale of SBA loans	186	1,890	469	2,622
Other non interest income	1,271	542	2,430	953
Total non-interest income	1,715	2,613	3,386	3,907

OPERATING EXPENSES:	-
Salaries and benefits	5,912	5,265	11,562	10,267
Premises and fixed assets	1,156	1,026	2,261	1,975
Other	2,443	2,131	4,424	4,034
Total operating expenses	9,511	8,422	18,247	16,276

Income before income taxes	2,728	5,117	5,325	9,309
Income taxes	1,124	2,134	2,199	3,882
Net income	$1,604	$2,983	$3,126	$5,427

Basic earnings per share	$0.25	$0.47	$0.49	$0.85
Diluted earnings per share	$0.23	$0.43	$0.45	$0.78
Average common shares outstanding	6,492,647	6,381,493	6,463,773	6,356,192
Average common and equivalent
shares outstanding	6,861,043	6,933,273	6,909,913	6,908,338

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,126	$5,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,570	1,200
Depreciation and amortization	760	468
Stock based compensation	707	559
Loans originated for sale	(29,816)	(44,080)
Proceeds from loan sales	16,566	56,519
Increase (decrease) in accrued interest receivable
and other assets	637	(2,490)
Decrease in accrued interest payable
and other liabilities	(3,621)	(1,162)
Net cash provided by operating activities	(8,071)	16,441

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of securities available for sale	-	(38,361)
Proceeds from sale/maturity of securities available for sale	26,337	9,000
Purchase of interest bearing deposits	(5,606)	-
Net increase in loans	(44,167)	(78,739)
Purchase of fixed assets	(862)	(2,100)
Net cash used in investing activities	(24,298)	(110,200)

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits	45,458	36,138
Decrease in other borrowings	(10,000)	-
Common stock issued	299	480
Net cash provided by financing activities	35,757	36,618

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	3,388	(57,141)
Cash and equivalents at beginning of period	40,835	118,205
Cash and equivalents at end of period	$44,223	$61,064

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$7,204	$9,540
Cash paid for income taxes	$4,638	$4,800

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC. The interim financial data as of June 30, 2008 and for the three and six months ended June 30, 2008 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter and six months ended June 30, 2008 are not necessarily indicative of full year results.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has recorded an incremental $341,000 ($286,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2008 as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2008.  As of June 30, 2008, $3.5 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 4 years.

The impact of implementing SFAS No. 123R reduced basic earnings per share by $0.04 and $0.08 and diluted earnings per share by $0.04 and $0.07 for the three and six months ended June 30, 2008.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had cumulative other comprehensive income totaling $1.9 million, net of tax, as of June 30, 2008 and $2.0 million, net of tax, as of December 31, 2007.

	Three months ended		Six months ended
(dollars in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Net income	$1,604	$2,983	$3,126	$5,427

Other comprehensive earnings-
Net unrealized gains (losses) on securities available for sale	(564)	(106)	(213)	(45)
Net unrealized gains (losses) on FAS 158 adjustment - supplemental executive retirement plan	69	11	102	21
Net unrealized gains (losses) on cash flow hedges	(1,530)	(872)	8	(550)
Total comprehensive income	$(421)	$2,016	$3,023	$4,853

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

	Three months ended		Six months ended
(dollars in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Net income	$1,604	$2,983	$3,126	$5,427

Weighted average shares used in computing:
Basic common shares	6,492,647	6,381,493	6,463,773	6,356,192
Diluted potential common shares related to stock based awards, using the treasury stock method	368,396	551,780	446,140	552,146
Total average common equivalent shares	6,861,043	6,933,273	6,909,913	6,908,338

Basic earnings per share	$0.25	$0.47	$0.49	$0.85
Diluted earnings per share	$0.23	$0.43	$0.45	$0.78

3. Securities

The amortized cost and approximate fair values of securities at June 30, 2008 and December 31, 2007 are as follows:

(dollars in thousands)	As of June 30, 2008
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$100	$1	$-	$101
U.S. government agency notes	28,308	470	-	28,778
Total securities available for sale	28,408	471	-	28,879
Total investment securities	$28,408	$471	$-	$28,879

	As of December 31, 2007
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$201	$1	$-	$202
U.S. government agency notes	54,450	831	(1)	55,280
Total securities available for sale	54,651	832	(1)	55,482
Total investment securities	$54,651	$832	$(1)	$55,482

The scheduled maturities of securities available for sale at June 30, 2008 and December 31, 2007 were as follows:

(dollars in thousands)	June 30, 2008
	Amortized	Fair
	Cost	Value

Due in one year or less	$20,427	$20,681
Due after one year through five years	7,981	8,198
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	28,408	28,879
Total investment securities	$28,408	$28,879

	December 31, 2007
	Amortized	Fair
	Cost	Value

Due in one year or less	$24,143	$24,200
Due after one year through five years	30,508	31,282
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	54,651	55,482
Total investment securities	$54,651	$55,482

As of June 30, 2008, investment securities with carrying values of approximately $100,000 were pledged as collateral. As of June 30, 2008, there were no unrealized losses attributable to securities maturing in greater than 12 months.

4. Loans

The balances in the various loan categories are as follows as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(dollars in thousands)	2008	2007

Commercial	$293,034	$272,660
SBA	64,725	56,945
Real estate construction	99,712	85,378
Land development	60,117	56,196
Real estate other	132,341	114,846
Factoring and asset based lending	46,819	57,662
Other	12,048	9,042
Loans, gross	708,796	652,729
Unearned fee income	(2,071)	(1,856)
Total loan portfolio	706,725	650,873
Less allowance for credit losses	(11,294)	(8,608)
Loans, net	$695,431	$642,265

5. Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at June 30, 2008 and December 31, 2007 are comprised of the following:

(dollars in thousands)	June 30, 2008
	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$4,957	$(1,868)	$3,089
Furniture and fixtures	1,035	(693)	342
Capitalized software	2,717	(1,801)	916
Equipment	1,901	(1,385)	516
Construction in process	230	-	230
Totals	$10,840	$(5,747)	$5,093

	December 31, 2007
	Cost	Accumulated Depreciation	Net book Value

Leasehold improvements	$4,855	$(1,548)	$3,307
Furniture and fixtures	1,027	(627)	400
Capitalized software	2,285	(1,567)	718
Equipment	1,798	(1,218)	580
Construction in process	-	-	-
Totals	$9,965	$(4,960)	$5,005

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

Other Borrowings

There were no other borrowings at June 30, 2008 and $10.0 million in other borrowings at December 31, 2007.

As of June 30, 2008, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $108.0 million for which the Company had collateral in place to borrow $75.0 million. As of June 30, 2008, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $35.0 million. At June 30, 2008, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three month periods ended June 30, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected life	75 months	60 months	75 months	60 months

Stock volatility	22.00%	28.43%	22.00%	28.43%

Risk free interest rate	3.50%	4.80%	3.27%	4.76%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$4.53	$9.40	$5.51	$9.40

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of June 30, 2008

	Total	Level 1	Level 2	Level 3

Securities available for sale	$28,879	$28,879	$-	$-
Cash flow hedge	4,130	-	4,130	-
Warrant portfolio	661	-	-	661

Total	$33,670	$28,879	$4,130	$661

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended June 30, 2008.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The assets measured at fair value on a non-recurring basis were not material for the quarter ended June 30, 2008.

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At June 30, 2008 and December 31, 2007, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and six months ended June 30, 2008 and 2007.

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
Statement of Operations Data:	2008	2007	2008	2007

Interest income	$14,948	$16,936	$30,969	$32,314
Interest expense	3,224	5,010	7,213	9,436
Net interest income	11,724	11,926	23,756	22,878
Provision for credit losses	1,200	1,000	3,570	1,200
Net interest income after provision for credit losses	10,524	10,926	20,186	21,678
Other income	1,715	2,613	3,386	3,907
Other expenses	9,511	8,422	18,247	16,276
Income before income taxes	2,728	5,117	5,325	9,309
Income taxes	1,124	2,134	2,199	3,882
Net income	$1,604	$2,983	$3,126	$5,427

Per Share Data:
Basic earnings per share	$0.25	$0.47	$0.49	$0.85
Diluted earnings per share	0.23	0.43	0.45	0.78
Shareholders' equity per share	10.50	8.61	10.50	8.61
Cash dividend per common share	-	-	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$810,352	$763,797
Loans, net	695,431	597,056
Deposits	716,814	681,126
Shareholders' equity	69,113	54,986

Average balance sheet amounts:
Assets	$806,692	$759,905	$792,506	$724,208
Loans, net	675,662	583,529	662,577	559,696
Deposits	705,699	678,773	690,890	644,593
Shareholders' equity	69,370	54,171	68,419	52,487

Selected Ratios:
Return on average assets	0.80%	1.57%	0.79%	1.51%
Return on average equity	9.30%	22.09%	9.19%	20.85%
Efficiency ratio	70.77%	57.93%	67.23%	60.77%
Risk based capital ratio	11.72%	11.56%
Net chargeoffs to average gross loans	0.13%	0.16%	0.13%	0.17%
Allowance for loan losses to total loans	1.59%	1.25%
Average equity to average assets	8.60%	7.13%	8.63%	7.25%

Summary of Financial Results - Quarter ended June 30, 2008

The Company reported net income of $1.6 million ($0.25 basic and $0.23 diluted earnings per share) for the quarter ended June 30, 2008 as compared to $3.0 million ($0.47 basic and $0.43 diluted earnings per share) for the quarter ended June 30, 2007. The decrease in net income resulted primarily from a decrease in other income and an increase in other expenses, offset in part by a decrease in income taxes.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended June 30,		Increase
(dollars in thousands)	2008	2007	(Decrease)

Interest income	$14,948	$16,936	$(1,988)
Interest expense	3,224	5,010	(1,786)

Net interest income	11,724	11,926	(202)
Provision for credit losses	1,200	1,000	200

Net interest income after provision for credit losses	10,524	10,926	(402)
Other income	1,715	2,613	(898)
Other expenses	9,511	8,422	1,089
Income before income taxes	2,728	5,117	(2,389)

Income taxes	1,124	2,134	(1,010)
Net income	$1,604	$2,983	$(1,379)

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended June 30, 2008 was $11.7 million, which was comprised of $14.9 million in interest income and $3.2 million in interest expense. Net interest income for the quarter ended June 30, 2007 was $11.9 million, which was comprised of $16.9 million in interest income and $5.0 million in interest expense. Net interest income for the quarter ended June 30, 2008 represented a decrease of $200,000 or 1.7% over the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income. For the quarter ended June 30, 2008 average earning assets of $762.6 million represented an increase of $53.7 million, or 7.6%, compared to $708.9 million for the same period in 2007. The Company’s loan-to-deposit ratio, a measure of leverage, averaged 97.54% during the quarter ended June 30, 2008, which represented an increase compared to an average of 87.28% for the same quarter of 2007 as a result of faster loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates. As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities. The Company’s prime rate averaged 5.08% in the quarter ended June 30, 2008 compared to 8.25% in the same period one year earlier.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended June 30, 2008 was 6.18% compared to 6.75% in the same period one year earlier primarily as a result of the decrease in short term interest rates offset, in part, by income from interest rate swaps. During the quarter ended June 30, 2008, the net settlement from interest rate swaps contributed $602,000 to support net interest income compared to a loss of $106,000 for the quarter ended June 30, 2007.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended June 30, 2008 and 2007.

	Three months ended June 30,
(dollars in thousands)	2008			2007
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets (2):
Loans (1)	$688,358	8.3%	$14,248	$592,461	10.5%	$15,433
Federal funds sold	27,876	2.1%	146	57,851	5.2%	753
Investment securities	41,973	5.0%	518	58,615	5.1%	750
Other	4,369	3.3%	36	-	-	-
Total interest earning assets	762,576	7.9%	14,948	708,927	9.6%	16,936

Noninterest-earning assets:
Cash and due from banks	20,546			29,985
All other assets (3)	23,570			20,993
TOTAL	$806,692			$759,905

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,519	0.2%	$3	$5,408	0.7%	$10
Savings	381,882	2.1%	1,997	376,293	3.9%	3,629
Time	97,726	3.9%	941	91,712	4.9%	1,111
Other	21,834	5.2%	283	17,527	6.0%	260
Total interest bearing liabilities	506,961	2.6%	3,224	490,940	4.1%	5,010

Noninterest-bearing liabilities:
Demand deposits	220,572			205,360
Accrued expenses and other liabilities	9,789			9,434
Shareholders' equity	69,370			54,171
TOTAL	$806,692			$759,905

Net interest income and margin		6.2%	$11,724		6.8%	$11,926

(1)	Loan fee amortization of $1.4 million and $1.5 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $11.0 million and $7.5 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2008 and 2007. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Three months ended June 30,
	2008 vs. 2007
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$1,985	$(3,170)	$(1,185)
Federal funds sold	(157)	(450)	(607)
Investment securities	(205)	(27)	(232)
Other	36	-	36
Total interest income	1,659	(3,647)	(1,988)

Interest expense:
Demand	0	(7)	(7)
Savings	29	(1,661)	(1,632)
Time	58	(228)	(170)
Other	56	(33)	23
Total interest expense	143	(1,929)	(1,786)

Change in net interest income	$1,516	$(1,717)	$(202)

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

Interest Income

Interest income of $14.9 million in the quarter ended June 30, 2008 represented a decrease of $2.0 million, or 11.7%, from $16.9 million in the same quarter one year earlier. The decrease in interest income was primarily due to a decrease in interest rates, offset in part by growth in average earning assets.

Average gross loans were $688.4 million for three months ended June 30, 2008, an increase of $95.9 million or 16.2% over $592.5 million for the same period one year earlier. Average loans comprised 90.3% of average earning assets in the three months ended June 30, 2008 compared to 83.6% in the second quarter of 2007.

The average yield on earning assets was 7.9% for the quarter ended June 30, 2008 and 9.6% for the quarter ended June 30, 2007. As noted above, the majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the decrease in yield was primarily due to decreases in the prime rate during 2008 offset, in part, by income from interest rate swaps.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $74.2 million for the quarter ended June 30, 2008, a decrease of $42.3 million or 36.3% from $116.5 million for the three months ended June 30, 2007.

Interest Expense

Interest expense was $3.2 million for the quarter ended June 30, 2008, which represented a decrease of $1.8 million, or 35.6% over $5.0 million for the comparable period of 2007. The decrease in interest expense reflects lower interest rates paid on liabilities in 2008 compared to 2007, offset in part by growth in average interest-bearing liabilities. Average interest-bearing liabilities were $507.0 million for the three months ended June 30, 2008, an increase of $16.0 million, or 3.3%, over $491.0 million for the same period one year earlier.

Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $485.1 million for the quarter ended June 30, 2008, which represented 68.7% of total average deposits and was an increase of $11.7 million, or 2.5%, over $473.4 million representing 69.7% of total average deposits in the second quarter of 2007.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $21.8 million and $17.5 million in the three months ended June 30, 2008 and 2007, respectively.

The average rate paid on interest-bearing liabilities of 2.6% in the quarter ended June 30, 2008 compared to 4.1% in the second quarter of 2007.

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $1.2 million to the allowance for credit losses for the three months ended June 30, 2008, as compared to $1.0 million for the same period in 2007. The Company’s loan charge-offs totaled $885,000 during the second quarter ended June 30, 2008 compared to $943,000 for the same period one year earlier. The Company recognized $1,000 in loan recoveries and no loan recoveries for the three months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the allowance for credit losses was $11.3 million, representing 1.6% of total loans, as compared to $8.6 million, representing 1.3% of total loans, at December 31, 2007.

The following schedule provides an analysis of the allowance for credit losses:

	Three months ended
(dollars in thousands)	June 30,
	2008	2007

Balance, beginning of period	$10,978	$7,533
Provision for credit losses	1,200	1,000
Charge-offs	(885)	(943)
Recoveries	1	-
Balance, end of period	$11,294	$7,590

At June 30, 2008 nonperforming assets totaled $23.3 million, or 2.87% of total assets, compared to $15.9 million, or 2.03% of total assets, on March 31, 2008, and $5.3 million, or 0.69% of total assets, on December 31, 2007. The nonperforming assets at June 30, 2008 consisted of eight lending relationships totaling $22.3 million that were on non-accrual status and determined to be impaired based upon the criteria set forth in SFAS No. 114, undeveloped land valued at $658,000 categorized as “other real estate owned”, and one commercial property valued at $325,000 categorized as “other real estate owned”.

Included in the non-performing loans were three lending relationships, two of which were also included in nonperforming assets at March 31, 2008, totaling $19.6 million at June 30, 2008 that were collateralized by undeveloped land. The largest of the relationships, representing $10.0 million, is secured by farmland in the Coachella Valley area of Southern California. Based upon a recent appraisal, this loan is adequately collateralized and did not require an impairment reserve. The second relationship, representing $7.6 million, represents two loans secured by lots for luxury single family construction in Monterey County. These loans and the related estimated loss exposure were included in nonperforming loans and the allowance for loan losses at March 31, 2008. There were no changes to the status of these loans as of June 30, 2008. The third relationship is a land development loan for $2.0 million in Fresno County. This loan was included in non-performing assets at March 31, 2008 and during the second quarter was paid down by $1.7 million.

Also included in the non-performing loans was a construction loan totaling $1.8 million as of June 30, 2008. The loan is secured by three completed luxury homes in the hills of the East Bay region of the San Francisco Bay area. This loan was included in non-performing assets at March 31, 2008 and during the second quarter the Company charged-off $792,000. As such, this loan no longer had an indicated potential loss exposure and did not require an impairment reserve. The three other relationships comprising the balance of non-performing loans at June 30, 2008 consisted of two SBA loans totaling $402,000 and a technology division relationship consisting of three loans totaling approximately $500,000 secured by accounts receivable and business assets.

At June 30, 2008, the allowance for loan and lease losses included approximately $1.8 million representing the estimated impairment related to nonperforming loans.

The following summarizes nonperforming assets at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
(dollars in thousands)	2008	2007

Loans accounted for on a non-accrual basis	$22,290	$-
Loans restructured and in compliance with modified terms	-	-
Other loans with principal or interest contracturally past due
90 days or more	-	-
Total nonperforming loans	22,290	-
Other real estate owned	979	425
Total nonperforming assets	$23,269	$425

Based on an evaluation of the individual credits, historical credit loss experience by loan type, and economic conditions, management has allocated the allowance for loan losses as follows for the periods ending June 30, 2008 and December 31, 2007:

(dollars in thousands)	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent

Commercial and other	$3,948	35.0%	$3,124	36.3%
SBA	1,480	13.1%	1,053	12.2%
Real estate construction	1,484	13.1%	783	9.1%
Land loans	2,466	21.8%	1,584	18.4%
Real estate other	1,059	9.4%	772	9.0%
Factoring/ABL	717	6.3%	1,239	14.4%
Other	140	1.2%	53	0.6%
	$11,294	100.0%	$8,608	100.0%

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's construction and land loan portfolios, representing approximately 22.5% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,
(dollars in thousands)	2008		2007
	Amount	Percent	Amount	Percent

Gain on sale of securities	$298	17.4%	$-	0.0%
International fee income	290	16.9%	195	7.5%
Depositor service charges	258	15.0%	181	6.9%
Gain on sale of SBA loans	183	10.7%	1,825	69.8%
Other income - cash flow hedge	172	10.0%	-	0.0%
SBA loan servicing income	97	5.7%	171	6.5%
Increase in value of life insurance	97	5.7%	86	3.3%
Other operating income	320	18.7%	155	5.9%

	$1,715	100.0%	$2,613	100.0%

Non-interest income totaled $1.7 million in the second quarter of 2008, a decrease of $897,000 or 34.3% from $2.6 million in the second quarter of 2007. Non-interest income consists primarily of gains recognized on sales of SBA loans, foreign exchange income, SBA loan servicing income, and packaging fees and service charge income on deposit accounts. The decrease in non- interest income was primarily the result of decreased gains on the sale of SBA loans, offset in part by increased gains on the sale of securities, increased international fee income, and a hedge accounting adjustment.

For the quarter ended June 30, 2008 international fee income was $290,000 compared to $195,000 for the quarter ended June 30, 2007. Additionally, included in non-interest income for the quarter ended June 30, 2008 was a hedge accounting adjustment of $172,000 pertaining to the Company’s interest rate swap and $298,000 from the sale of securities.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $183,000 in the quarter ended June 30, 2008 which represented a decrease of $1.6 million or 90.0% compared to $1.8 million the same period one year earlier. During the quarter ended June 30, 2008, the Company sold SBA loans totaling $8.0 million compared to $31.2 million for the same period in 2007. The loans sold during the second quarter of 2007 included $11.3 million of un-guaranteed loans which resulted in an additional $1.2 million of non-interest income from the gain on sale for that period.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended June 30, 2008 and 2007.

	Three months ended June 30,
(dollars in thousands)	2008		2007
	Amount	Percent	Amount	Percent

Salaries and benefits	$5,912	3.1%	$5,265	2.9%
Occupancy	906	0.5%	791	0.4%
Data processing	578	0.3%	494	0.3%
Marketing and advertising	365	0.2%	391	0.2%
Legal and professional	338	0.2%	396	0.2%
Furniture and equipment	250	0.1%	235	0.1%
Deposit services	211	0.1%	226	0.1%
Director/shareholder expense	248	0.1%	128	0.1%
Other	703	0.4%	331	0.2%

	$9,511	4.9%	$8,257	4.6%

Operating expenses were $9.5 million for the three months ended June 30, 2008, an increase of $1.1 million or 12.9% from $8.4 million at June 30, 2007. As a percentage of average earning assets, other expenses for the three months ended June 30, 2008 and 2007 were 4.9% and 4.6%, respectively, on an annualized basis. In 2008, operating expenses were comprised primarily of salaries and benefits of $5.9 million, which compared to $5.3 million in 2007. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At June 30, 2008, the Company employed 178 full-time equivalents (FTE) compared to 161 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $341,000 and $282,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in the second quarter of 2008 and 2007, respectively. Occupancy and data processing expense for the second quarter of 2008 was $1.5 million compared to $1.3 million for the same period one year earlier. The increase was primarily due to expansion of the business. Other expense for the quarter ended June 30, 2008 was $703,000 compared to $331,000 for the same period in 2007. The increase was primarily attributable to increases in fees and assessments.

Summary of Financial Results – Six months ended June 30, 2008

The Company reported net income of $3.1 million ($0.49 basic and $0.45 diluted earnings per share) for the six months ended June 30, 2008 as compared to $5.4 million ($0.85 basic and $0.78 diluted earnings per share) for the six months ended June 30, 2007. The decrease in net income was primarily the result of increases in provision for loan loss and operating expenses, offset in part by an increase in net interest income and a decrease in income taxes.

The table below highlights the changes in the nature and sources of income and expense.

	Six months ended June 30,		Increase
(dollars in thousands)	2008	2007	(Decrease)

Interest income	$30,969	$32,314	$(1,345)
Interest expense	7,213	9,436	(2,223)

Net interest income	23,756	22,878	878
Provision for credit losses	3,570	1,200	2,370

Net interest income after provision for credit losses	20,186	21,678	(1,492)
Other income	3,386	3,907	(521)
Other expenses	18,247	16,276	1,971
Income before income taxes	5,325	9,309	(3,984)

Income taxes	2,199	3,882	(1,683)
Net income	$3,126	$5,427	$(2,301)

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

Net interest income for the six months ended June 30, 2008 was $23.8 million, which was comprised of $31.0 million in interest income and $7.2 million in interest expense. Net interest income for the six months ended June 30, 2007 was $22.9 million, which was comprised of $32.3 million in interest income and $9.4 million in interest expense. Net interest income for the six months ended June 30, 2008 represented an increase of $878,000 or 3.8% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

The Company’s net interest margin (net interest income divided by average earning assets) for the six months ended June 30, 2008 was 6.38% compared to 6.81% for the same period one year earlier primarily as a result of the decrease in short term interest rates offset, in part, by an increase in loan related fees and income from interest rate swaps. During the six months ended June 30, 2008, the Company recognized $400,000 as a success fee resulting from the completion of a capital raising event of a loan client. In addition, the net settlement from interest rate swaps contributed $941,000 to support net interest income in the six months ended June 30, 2008 compared to a loss of $204,000 for the same period in 2007.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
(dollars in thousands)	2008			2007

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$674,220	8.8%	$29,475	$568,542	10.5%	$29,617
Federal funds sold	26,028	2.5%	323	49,241	5.2%	1,277
Investment securities	45,937	5.0%	1,135	55,883	5.1%	1,420
Other	2,188	3.3%	36
Total interest earning assets	748,373	8.3%	30,969	673,666	9.6%	32,314

Noninterest-earning assets:
Cash and due from banks	19,521			30,426
All other assets (3)	24,612			20,116
TOTAL	$792,506			$724,208

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,236	0.3%	$7	$5,462	0.8%	$23
Savings	374,902	2.5%	4,578	346,552	3.8%	6,625
Time	97,872	4.2%	2,029	94,855	4.8%	2,268
Other	22,588	5.3%	599	17,527	6.0%	520
Total interest bearing liabilities	500,598	2.9%	7,213	464,396	4.1%	9,436

Noninterest-bearing liabilities:
Demand deposits	212,880			197,723
Accrued expenses and
other liabilities	10,609			9,602
Shareholders' equity	68,419			52,487
TOTAL	$792,506			$724,208

Net interest income and margin		6.4%	$23,756		6.8%	$22,878

(1)	Loan fee amortization of $3.1 million and $2.8 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $9.9 million and $7.4 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2008 and 2007. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Six months ended June 30,
	2008 vs. 2007
		Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$4,620	(4,762)	$(142)
Federal funds sold	(288)	(666)	(954)
Investment securities	(246)	(39)	(285)
Other	36	-	36
Total interest income	4,122	(5,467)	(1,345)

Interest expense:
Demand	(0)	(16)	(16)
Savings	346	(2,393)	(2,047)
Time	63	(302)	(239)
Other	134	(55)	79
Total interest expense	543	(2,766)	(2,223)

Change in net interest income	$3,579	$(2,701)	$878

Interest Income

Interest income of $31.0 million in the six months ended June 30, 2008 represented a decrease of $1.3 million, or 4.2%, from $32.3 million in the same period one year earlier. The decrease in interest income was primarily due to a decrease in interest rates, offset in part by growth in average earning assets. Average earning assets for the six months ended June 30, 2008 were $748.4 million and represented growth of $74.7 million or 11.1% over $673.7 million for the same period in 2007.

Average gross loans were $674.2 million for six months ended June 30, 2008, an increase of $105.7 million or 18.6% over $568.5 million for the same period one year earlier. Average loans comprised 90.1% of average earning assets in the six months ended June 30, 2008 compared to 84.4% in the second quarter of 2007. During the six months ended June 30, 2008, the ratio of average gross loans to average deposits (one measure of leverage) was 97.6%, compared to 88.2% in the comparable period of 2007.

The average yield on earning assets was 8.3% for the six months ended June 30, 2008 and 9.6% for the six months ended June 30, 2007. The majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the decrease in yield was primarily due to decreases in the prime rate during 2008. The Company’s prime rate averaged 5.65% in the six months ended June 30, 2008 compared to 8.25% in the same period one year earlier.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $74.1 million for the six months ended June 30, 2008, a decrease of $31.0 million or 29.5% from $105.1 million for the six months ended June 30, 2006.

Interest Expense

Interest expense was $7.2 million for the six months ended June 30, 2008, which represented a decrease of $2.2 million or 23.6% from $9.4 million for the comparable period of 2007. The decrease in interest expense reflects and lower interest rates paid on liabilities in 2008 compared to 2007, offset in part by growth in average interest-bearing liabilities. Average interest-bearing liabilities were $500.6 million for the six months ended June 30, 2008, an increase of $36.2 million, or 7.8%, over $464.4 million for the same period one year earlier.

Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $478.0 million for the six months ended June 30, 2008, which represented 69.2% of total average deposits and was an increase of $31.1 million, or 7.0%, over $446.9 million representing 69.3% of total average deposits in the first six months of 2007.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $22.6 million in the six months ended June 30, 2008 compared to $17.5 million for the same period one year earlier.

The average rate paid on interest-bearing liabilities of 2.9% in the six months ended June 30, 2008 compared to 4.1% in the first six months of 2007.

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

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. The Company provided $3.6 million to the allowance for credit losses for the six months ended June 30, 2008, as compared to $1.2 million for the same period in 2007. There were loan charge-offs of $885,000 and $1,000 in recoveries during the six months ended June 30, 2008 as compared to loan charge-offs of $943,000 and $4,000 in recoveries during the six months ended June 30, 2007. At June 30, 2008, the allowance for credit losses was $11.3 million, representing 1.6% of total loans, as compared to $8.6 million, representing 1.3% of total loans, at December 31, 2007.

The following schedule provides an analysis of the allowance for credit losses:

	Six months ended
(dollars in thousands)	June 30,
	2008	2007

Balance, beginning of period	$8,608	$7,329
Provision for credit losses	3,570	1,200
Charge-offs	(885)	(943)
Recoveries	1	4
Balance, end of period	$11,294	$7,590

See “Summary of Financial Results – Quarter ended June 30, 2008 – Provision for Credit Losses” for a discussion of nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
(dollars in thousands)	2008		2007
	Amount	Percent	Amount	Percent

International fee income	$534	15.8%	$272	7.0%
Depositor service charges	487	14.4%	332	8.5%
Gain on sale of SBA loans	469	13.9%	2,499	64.0%
Other income - cash flow hedge	452	13.3%	-	0.0%
Gain on sale of securities	298	8.8%	-	0.0%
Increase in value of life insurance	206	6.1%	211	5.4%
SBA loan servicing income	196	5.8%	341	8.7%
Other operating income	744	22.0%	252	6.4%

	$3,386	100.0%	$3,907	100.0%

Non-interest income totaled $3.4 million in the first six months of 2008, a decrease of $521,000 or 13.3% from $3.9 million in 2007. Non-interest income consists primarily of international fee income, gains recognized on sales of securities and SBA loans, SBA loan servicing income, and packaging fees and service charge income on deposit accounts. The increase in non-interest income for the first six months of 2008 was primarily a result of increased international fee income, a hedge accounting adjustment, and gains recognized on sales of securities offset, in part, by a decrease in gains on sales of SBA loans.

For the six months ended June 30, 2008 international fee income was $534,000 compared to $272,000 for the six months ended June 30, 2007. Additionally, included in non-interest income for the six months ended June 30, 2008 was a hedge accounting adjustment of $452,000 pertaining to the Company’s interest rate swap and $298,000 from the sale of securities.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $469,000 in the six months ended June 30, 2008 which represented a decrease of $2.0 million or 81.2% compared to $2.5 million for the same period one year earlier. The decrease was attributed to a lower volume of loans sold during the six months ended June 30, 2008. During the first six months of 2008 the Company sold $16.6 million in loans compared to $54.7 million sold in the same period one year earlier. The SBA loans sold during the first six months of 2007 included $11.3 million of un-guaranteed loans which resulted in an additional $1.2 million of non-interest income from the gain on sale for that period.

Non-interest Expense

The components of other expense as a percentage of average earning assets are set forth in the following table for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
(dollars in thousands)	2008		2007
	Amount	Percent	Amount	Percent

Salaries and benefits	$11,562	3.1%	$10,267	3.1%
Occupancy	1,783	0.5%	1,539	0.5%
Data processing	1,159	0.3%	980	0.3%
Marketing and advertising	684	0.2%	716	0.2%
Director/shareholder expense	496	0.1%	315	0.1%
Furniture and equipment	478	0.1%	436	0.1%
Deposit services	388	0.1%	484	0.1%
Legal and professional	305	0.1%	614	0.2%
Other	1,392	0.4%	925	0.3%

	$18,247	4.9%	$16,276	4.9%

Operating expenses were $18.2 million for the six months ended June 30, 2008, an increase of $2.0 million or 12.1% from $16.2 million for the six months ended June 30, 2007. As a percentage of average earning assets, other expenses for the six months ended June 30, 2008 and 2007 were 4.9% and 4.9%, respectively, on an annualized basis. In 2008, operating expenses were comprised primarily of salaries and benefits of $11.6 million, which compared to $10.3 million in 2007. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At June 30, 2008, the Company employed 178 FTE compared to 161 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $707,000 and $559,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in 2008 and 2007, respectively. Occupancy and data processing expense for the first six months of 2008 was $2.9 million representing an increase of $423,000, or 16.8%, compared to $2.5 million for the same period one year earlier. The increase was primarily due to expansion of the business. Other expense for the six months ended June 30, 2008 was $1.4 million compared to $925,000 for the same period in 2007. The increase was primarily attributable to increases in fees and assessments.

Balance Sheet

Total assets of the Company at March 31, 2008 were $810.4million, an increase of $35.5 million, or 4.6%, as compared to $774.8 million at December 31, 2007. Growth in total assets was principally due to an increase in loan balances.

The following table shows the Company’s loans by type and their percentage distribution for the periods ended June 30, 2008 and December 31, 2007.

(dollars in thousands)	June 30,	December 31,
	2008	2007

Commercial	$293,034	$272,660
SBA	64,725	56,945
Real estate construction	99,712	85,378
Land loans	60,117	56,196
Real estate other	132,341	114,846
Factoring and asset based lending	46,819	57,662
Other	12,048	9,042
Total gross loans	708,796	652,729
Unearned fee income	(2,071)	(1,856)
Total gross loans	706,725	650,873
Less allowance for credit losses	(11,294)	(8,308)
Total loans, net	$695,431	$642,565

Commercial	41.3%	41.8%
SBA	9.1%	8.7%
Real estate construction	14.1%	13.1%
Land loans	8.5%	8.6%
Real estate other	18.7%	17.5%
Factoring and asset based lending	6.6%	8.8%
Other	1.7%	1.4%
Total gross loans	100.0%	100.0%

Net loan balances increased to $695.4 million at June 30, 2008, which represented an increase of $52.9 million, or 8.2%, as compared to $642.6 million at December 31, 2007. The increase in loans was primarily in commercial and industrial loans and commercial real estate loans without a concentration in any one specific category of loans.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region. Commercial loans were $293.0 million at June 30, 2008, which represented an increase of $20.4 million, or 7.5%, compared to $272.7 million at December 31, 2007. At June 30, 2008, commercial loans comprised 41.3% of total loans outstanding compared to 41.8% at December 31, 2007.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At June, 2008, SBA loans comprised $64.7 million, or 9.1%, of total loans, an increase of $7.8 million, or 13.7%, from $56.9 million at December 31, 2007. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At June 30, 2008 and December 31, 2007, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

The Company’s construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $14.3 million, or 16.82%, to $99.7 million at June 30, 2008 over $85.4 million at December 31, 2007. Construction loan balances at June 30, 2008 and December 31, 2007 comprised 14.1% and 13.1%, respectively, of total loans.

Other real estate loans increased $21.4 million or 12.5% to $192.5 million at June 30, 2008 over $171.0 million at December 31, 2007. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 27.2% of total loans at March 31, 2008 compared to 26.2% at December 31, 2007.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices. Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client. The asset-based lending program requires a security interest in all of a client’s accounts receivable. At June 30, 2008, factoring/asset- based loans totaled $46.8 million or 6.6% of total loans, a slight decrease as compared to $57.7 million or 8.8% of total loans at December 31, 2007.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At June 30, 2008, other loans totaled $12.0 million as compared to $9.0 million at December 31, 2007.

Deposits represent the Company’s principal source of funds. Most of the Company’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Company’s market area. The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of June 30, 2008 and December 31, 2007.

(dollars in thousands)	June 30,		December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$229,329	31.99%	$198,641	29.59%
Interest-bearing demand	4,439	0.62%	5,350	0.80%
Money market and savings	386,332	53.90%	372,923	55.55%
Certificates of deposit:
Less than $100	29,225	4.08%	22,896	3.41%
$100 and more	67,489	9.42%	71,546	10.66%

Total deposits	$716,814	100.00%	$671,356	100.00%

Deposits increased $45.4 million or 6.8% from $671.4 million at December 31, 2007 to $716.8 million at June 30, 2008. The increase in deposits was primarily in noninterest-bearing demand accounts. The increase was a result of marketing efforts to attract such deposits in order to meet the Bank’s liquidity needs and to accommodate projected loan funding. As of June 30, 2008, demand deposits and core deposits continued to represent 32.0% and 86.5%, respectively.

Leverage

Total gross loan balances at June 30, 2008 were $708.8 million. The resulting loan to deposit ratio was 98.9%. Other earning assets at June 30, 2008 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $47.3 million. To date, the Company has deployed earning assets primarily in federal funds sold to address the potential volatility of the title company deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.

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

The Company’s Tier 1 capital at June 30, 2008 was $84.2 million, which was comprised of $38.7 million of capital stock and surplus, $28.5 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at June 30, 2008 and December 31, 2007 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

(dollars in thousands)	As of June 30, 2008		As of December 31, 2007
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$84,212	10.47%	$80,024	10.54%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$48,272	6.00%	$45,564	6.00%

Total Capital	$94,269	11.72%	$88,632	11.67%
(to Risk Weighted Assets)
Total capital minimum requirement	$80,453	10.00%	$75,940	10.00%

Company Leverage
Tier 1 Capital	$84,212	10.63%	$80,024	10.66%
(to Average Assets)
Tier 1 capital minimum requirement	$39,625	5.00%	$37,527	5.00%

Bank Capital Ratios
Tier 1 Capital	$81,757	10.18%	$77,096	10.17%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$48,198	6.00%	$45,491	6.00%

Total Capital	$91,798	11.43%	$85,704	11.30%
(to Risk Weighted Assets)
Total capital minimum requirement	$80,330	10.00%	$75,819	10.00%

Bank Leverage
Tier 1 Capital	$81,757	10.33%	$77,096	10.27%
(to Average Assets)
Tier 1 capital minimum requirement	$39,572	5.00%	$37,523	5.00%

The Company and the Bank were considered well capitalized at June 30, 2008.

Stock Repurchase Program

Effective May 5 2008, the Company announced a stock repurchase program to repurchase up to $5.0 million in shares of the Company for a nineteen month period extending to December 31, 2009. Buying under the program will be at management’s discretion taking into consideration such factors as the market price of the stock, available cash flow, general economic conditions and other factors. As of June 30, 2008, no share repurchases have occurred.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At June 30, 2008 and December 31, 2007, liquid assets as a percentage of deposits were 11.0% and 14.4%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $35.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs. At June 30, 2008, there were no balances outstanding on these lines. Additionally, as of June 30, 2008, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $108.0 million for which the Company had collateral in place to borrow $75.0 million. As of June 30, 2008, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at June 30, 2008, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of June 30, 2008
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$12,765	$-	$-	$-	$-	$12,765
U.S. Treasury securities	-	101	-	-	-	101
Agency securities	3,011	6,029	11,540	8,198	-	28,778
Loans	396,305	42,998	62,145	135,362	71,986	708,796
Total earning assets	$412,081	$49,128	$73,685	$143,560	$71,986	$750,440

Interest checking, money market and savings	386,176	-	-	-	-	386,176
Certificates of deposit:
Less than $100,000	4,529	4,240	16,503	3,953	-	29,225
$100,000 or more	28,076	12,939	21,983	4,491		67,489
Other	-	-	-	-	17,527	17,527
Total interest-bearing liabilities	$418,781	$17,179	$38,486	$8,444	$17,527	$500,417

Interest rate gap	$(6,700)	$31,949	$35,199	$135,116	$54,459	$250,023
Cumulative interest rate gap	$(6,700)	$25,249	$60,448	$195,564	$250,023

Interest rate gap ratio	(0.02)	0.65	0.48	0.94	0.76
Cumulative interest rate gap ratio	(0.02)	0.05	0.11	0.29	0.33

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at June 30, 2008 was asset sensitive in terms of its short-term exposure to interest rates. That is, at June 30, 2008 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate. In addition, the Company has invested in short-term fixed rate securities and entered into interest rate swaps to hedge the variable cash flows associated with $100.0 million of existing variable-rate assets.

The following table shows maturity and interest rate sensitivity of the loan portfolio at June 30, 2008 and December 31, 2007. At June 30, 2008, approximately 82.1% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of June 30, 2008
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$293,034	$154,020	$114,166	$24,848
SBA	64,725	9,179	4,174	51,372
Real estate construction	99,712	90,389	9,323	-
Land loans	60,117	55,538	2,293	2,286
Real estate-other	132,341	17,553	38,955	75,833
Factoring / Asset-Based Lending	46,819	45,567	1,252	-
Other	12,048	11,323	725	-
Total loans	$708,796	$383,569	$170,888	$154,339

	As of December 31, 2007
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$272,660	$161,013	$84,173	$27,474
SBA	56,945	12,059	3,174	41,712
Real estate construction	85,378	74,457	10,921	-
Land loans	56,196	52,880	3,316	-
Real estate-other	114,846	5,790	39,245	69,811
Factoring / Asset-Based Lending	57,662	55,834	1,828	-
Other	9,042	8,272	770	-
Total loans	$652,729	$370,305	$143,427	$138,997

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of June 30, 2008 those guarantees include the following:

•	Standby Letters of Credit in the amount of $15.6 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

(dollars in thousands)	As of June 30, 2008
	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Long-term contracts	2,591	$969	$1,419	$203	$-

Operating leases	14,146	1,686	3,675	3,391	5,394

Total	$16,737	$2,655	$5,094	$3,594	$5,394

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2007, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BRIDGE CAPITAL HOLDINGS

Dated: August 7, 2008	By:	/s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2008	By:	/s/ Thomas A. Sa

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