Form 10-Q/A
period 2008-06-30
Bridge Capital Holdings
filed 2008-09-04
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Yes ☒ No ☐

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of September 4, 2008: 6,598,819

EXPLANATORY NOTE

Bridge Capital Holdings (“Company”), parent of Bridge Bank N.A. (“Bank”), has restated its previously reported results for the second quarter and six months ended June 30, 2008, primarily to reflect an additional provision to its allowance for credit losses.

The increase in the provision to its allowance for credit losses follows a reassessment of the risks posed by deterioration in national macroeconomic conditions and heightened regulatory scrutiny. As a result of the reassessment, the Company is providing an additional $5.0 million to the allowance for credit losses as of June 30, 2008.

While at present the Company’s core market does not appear to be experiencing the same degree of economic stress as elsewhere in California and other sections of the country, management determined that it was prudent to expand its risk assessment to consider broader macroeconomic conditions that could impact the Company’s core market, regulatory considerations, and other factors. The perspective of bank regulatory agencies, in particular, has the benefit of a broad view of conditions across a wide spectrum of markets, many of which are exhibiting significant economic stress. Therefore, subsequent to filing the second quarter 10-Q, the Company worked closely with its regulators to evaluate its loan administration practices, to implement enhanced lending oversight and to reassess risk in its loan portfolio.

In reassessing risks in the portfolio at June 30, 2008, the Company expanded its stress-testing of the construction and land development portfolio to incorporate an adverse scenario under which the Company’s core market would experience the degree of deterioration in values experienced in other more impacted markets. The additional provision was entirely based upon a conservative risk assessment of these general market factors and does not reflect a change in the Company’s assessment of loss at June 30, 2008 as it relates to nonperforming assets or specifically identified loans in the portfolio.

As a result of the Company’s reassessment of risks noted above, the Company determined that one additional construction loan totaling $1.6 million and two additional land development loans totaling $5.9 million should be included in nonperforming assets as of June 30, 2008. In each case, although the loans were current as of June 30, 2008, uncertainties regarding secondary sources of repayment have resulted in a high degree of dependence on the sale or refinance of the underlying collateral to repay the loans. Recent appraisals of the collateral reflect a weighted average loan to value of 51.0% for these loans and the Company expects to collect all amounts owed. The reclassification of these loans to nonperforming assets did not require additional reserves to the allowance for credit losses.

Finally, the Company charged-off approximately $1.7 million of balances that were previously recognized as impairment reserves in the allowance for credit losses at June 30, 2008.

At June 30, 2008 the restated balance of nonperforming assets totaled $28.9 million, or 3.58% of total assets, compared to $15.9 million, or 2.03% of total assets, on March 31, 2008, and $5.3 million, or 0.69% of total assets, on December 31, 2007.

As a result of the restatement, the Company recognized a net loss of $1.3 million (or $0.20 diluted loss per share) for the quarter ended June 30, 2008 rather than net income of $1.6 million (or $0.23 diluted earnings per share), and net income for the first six months of 2008 of $195,000 (or $0.03 diluted earnings per share) rather than $3.1 million (or $0.45 diluted earnings per share) as originally reported. The Company’s and the Bank’s capital ratios remain above minimum well-capitalized standards.

The Company has adopted an action plan to strengthen its loan operations and reduce concentration risk associated with construction and land development in order to meet the challenges of economic conditions. Additionally, the Company anticipates that it will enter into an understanding with its regulators confirming that it will take appropriate steps similar to those in its action plan that already is being implemented.

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$31,458	$27,440
Federal funds sold	12,765	13,395
Total cash and equivalents	44,223	40,835

Interest bearing deposits in other banks	5,606
Investment securities available for sale	28,879	55,482
Loans, net of allowance for credit losses of $14,608 at June 30, 2008 and $8,608 at December 31, 2007	690,431	642,265

Premises and equipment, net	5,093	5,005
Other Real Estate Owned	979	425
Accrued interest receivable	3,325	4,400
Other assets	26,816	26,420
Total assets	$805,352	$774,832

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$229,329	$198,641
Demand interest-bearing	4,439	5,350
Savings	386,332	372,923
Time	96,714	94,442
Total deposits	716,814	671,356

Junior subordinated debt securities	17,527	17,527
Other borrowings	-	10,000
Accrued interest payable	224	210
Other liabilities	4,605	10,655
Total liabilities	739,170	709,748

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; none issued	-	-
Common stock, no par value; 30,000,000 shares authorized; 6,579,694 shares issued and outstanding at June 30, 2008; 6,485,630 shares issued and outstanding at December 31, 2007.	38,703	37,697
Retained earnings	25,604	25,409
Accumulated other comprehensive income	1,875	1,978
Total shareholders' equity	66,182	65,084
Total liabilities and shareholders' equity	$805,352	$774,832

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Loans	$14,248	$15,433	$29,475	$29,617
Federal funds sold	146	753	323	1,277
Investment securities available for sale	554	750	1,171	1,420
Total interest income	14,948	16,936	30,969	32,314

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	3	10	7	23
Money market and savings	1,997	3,628	4,578	6,625
Certificates of deposit	941	1,112	2,029	2,268
Other	283	260	599	520
Total interest expense	3,224	5,010	7,213	9,436

Net interest income	11,724	11,926	23,756	22,878
Provision for credit losses	6,200	1,000	8,570	1,200
Net interest income after provision for credit losses	5,524	10,926	15,186	21,678

NON-INTEREST INCOME:
Service charges on deposit accounts	258	181	487	332
Gain on sale of SBA loans	186	1,890	469	2,622
Other non interest income	1,271	542	2,430	953
Total non-interest income	1,715	2,613	3,386	3,907

OPERATING EXPENSES:
Salaries and benefits	5,912	5,265	11,562	10,267
Premises and fixed assets	1,156	1,026	2,261	1,975
Other	2,443	2,131	4,424	4,034
Total operating expenses	9,511	8,422	18,247	16,276

Income/(loss) before income taxes	(2,272)	5,117	325	9,309
Income taxes	(945)	2,134	130	3,882
Net income/(loss)	$(1,327)	$2,983	$195	$5,427

Basic earnings/(loss) per share	$(0.20)	$0.47	$0.04	$0.85
Diluted earnings(loss) per share	$(0.20)	$0.43	$0.03	$0.78
Average common shares outstanding	6,492,647	6,381,493	6,463,773	6,356,192
Average common and equivalent shares outstanding	6,492,647	6,933,273	6,909,913	6,908,338

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$195	$5,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,570	1,200
Depreciation and amortization	760	468
Stock based compensation	707	559
Loans originated for sale	(29,816)	(44,080)
Proceeds from loan sales	16,566	56,519
Increase (decrease) in accrued interest receivable and other assets	637	(2,490)
Decrease in accrued interest payable and other liabilities	(5,690)	(1,162)
Net cash provided by operating activities	(8,071)	16,441

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of securities available for sale	-	(38,361)
Proceeds from sale/maturity of securities available for sale	26,337	9,000
Purchase of interest bearing deposits	(5,606)	-
Net increase in loans	(44,167)	(78,739)
Purchase of fixed assets	(862)	(2,100)
Net cash used in investing activities	(24,298)	(110,200)

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits	45,458	36,138
Decrease in other borrowings	(10,000)	-
Common stock issued	299	480
Net cash provided by financing activities	35,757	36,618

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	3,388	(57,141)
Cash and equivalents at beginning of period	40,835	118,205
Cash and equivalents at end of period	$44,223	$61,064

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$7,204	$9,540
Cash paid for income taxes	$4,638	$4,800

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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net income/(loss)	$(1,327)	$2,983	$195	$5,427

Other comprehensive earnings-
Net unrealized gains (losses) on securities available for sale	(564)	(106)	(213)	(45)
Net unrealized gains (losses) on FAS 158 adjustment - supplemental executive retirement plan	69	11	102	21
Net unrealized gains (losses) on cash flow hedges	(1,530)	(872)	8	(550)

Total comprehensive income/(loss)	$(3,352)	$2,016	$92	$4,853

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

	Three months ended		Six months ended
(dollars in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Net income/(loss)	$(1,327)	$2,983	$195	$5,427

Weighted average shares used in computing:
Basic common shares	6,492,647	6,381,493	6,463,773	6,356,192
Diluted potential common shares related to stock based awards, using the treasury stock method	0	551,780	446,140	552,146
Total average common equivalent shares	6,492,647	6,933,273	6,909,913	6,908,338

Basic earnings/(loss) per share	$(0.20)	$0.47	$0.04	$0.85
Diluted earnings/(loss) per share	$(0.20)	$0.43	$0.03	$0.78

3. Securities

The amortized cost and approximate fair values of securities at June 30, 2008 and December 31, 2007 are as follows:

(dollars in thousands)	As of June 30, 2008
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$100	$1	$-	$101
U.S. government agency notes	28,308	470	-	28,778
Total securities available for sale	28,408	471	-	28,879
Total investment securities	$28,408	$471	$-	$28,879

	As of December 31, 2007
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$201	$1	$-	$202
U.S. government agency notes	54,450	831	(1)	55,280
Total securities available for sale	54,651	832	(1)	55,482
Total investment securities	$54,651	$832	$(1)	$55,482

The scheduled maturities of securities available for sale at June 30, 2008 and December 31, 2007 were as follows:

(dollars in thousands)	June 30, 2008
	Amortized	Fair
	Cost	Value

Due in one year or less	$20,427	$20,681
Due after one year through five years	7,981	8,198
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	28,408	28,879
Total investment securities	$28,408	$28,879

	December 31, 2007
	Amortized	Fair
	Cost	Value

Due in one year or less	$24,143	$24,200
Due after one year through five years	30,508	31,282
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	54,651	55,482
Total investment securities	$54,651	$55,482

As of June 30, 2008, investment securities with carrying values of approximately $100,000 were pledged as collateral. As of June 30, 2008, there were no unrealized losses attributable to securities maturing in greater than 12 months.

4. Loans

The balances in the various loan categories are as follows as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(dollars in thousands)	2008	2007

Commercial	$292,731	$272,660
SBA	64,596	56,945
Real estate construction	99,712	85,378
Land development	58,863	56,196
Real estate other	132,341	114,846
Factoring and asset based lending	46,819	57,662
Other	12,048	9,042
Loans, gross	707,110	652,729
Unearned fee income	(2,071)	(1,856)
Total loan portfolio	705,039	650,873
Less allowance for credit losses	(14,608)	(8,608)
Loans, net	$690,431	$642,265

5. Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at June 30, 2008 and December 31, 2007 are comprised of the following:

(dollars in thousands)	June 30, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value

Leasehold improvements	$4,957	$(1,868)	$3,089
Furniture and fixtures	1,035	(693)	342
Capitalized software	2,717	(1,801)	916
Equipment	1,901	(1,385)	516
Construction in process	230	-	230
Totals	$10,840	$(5,747)	$5,093

	December 31, 2007
		Accumulated	Net book
	Cost	Depreciation	Value

Leasehold improvements	$4,855	$(1,548)	$3,307
Furniture and fixtures	1,027	(627)	400
Capitalized software	2,285	(1,567)	718
Equipment	1,798	(1,218)	580
Construction in process	-	-	-
Totals	$9,965	$(4,960)	$5,005

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and six months ended June 30, 2008 and 2007.

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
Statement of Operations Data:	2008	2007	2008	2007

Interest income	$14,948	$16,936	$30,969	$32,314
Interest expense	3,224	5,010	7,213	9,436
Net interest income	11,724	11,926	23,756	22,878
Provision for credit losses	6,200	1,000	8,570	1,200
Net interest income after provision for credit losses	5,524	10,926	15,186	21,678
Other income	1,715	2,613	3,386	3,907
Other expenses	9,511	8,422	18,247	16,276
Income/(loss) before income taxes	(2,272)	5,117	325	9,309
Income taxes	(945)	2,134	130	3,882
Net income/(loss)	$(1,327)	$2,983	$195	$5,427

Per Share Data:
Basic earnings/(loss) per share	$(0.20)	$0.47	$0.04	$0.85
Diluted earnings/(loss) per share	$(0.20)	0.43	0.03	0.78
Shareholders' equity per share	10.06	8.61	10.06	8.61
Cash dividend per common share	-	-	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$805,352	$763,797
Loans, net	690,431	597,056
Deposits	716,814	681,126
Shareholders' equity	66,182	54,986

Average balance sheet amounts:
Assets	$806,637	$759,905	$792,479	$724,208
Loans, net	675,607	583,529	662,550	559,696
Deposits	705,699	678,773	690,890	644,593
Shareholders' equity	69,337	54,171	68,403	52,487

Selected Ratios:
Return on average assets	-0.66%	1.57%	0.05%	1.51%
Return on average equity	-7.70%	22.09%	0.57%	20.85%
Efficiency ratio	70.77%	57.93%	67.23%	60.77%
Risk based capital ratio	11.37%	11.56%
Net chargeoffs to average gross loans	0.37%	0.16%	0.38%	0.17%
Allowance for loan losses to total loans	2.07%	1.25%
Average equity to average assets	8.60%	7.13%	8.63%	7.25%

Summary of Financial Results – Quarter ended June 30, 2008

The Company reported a net loss of $1.3 million (or $0.20 basic and $0.20 diluted loss per share) for the quarter ended June 30, 2008 as compared to net income of $3.0 million (or $0.47 basic and $0.43 diluted earnings per share) for the quarter ended June 30, 2007. The decrease in net income resulted primarily from an increase in the provision for credit losses.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	June 30,		Increase
(dollars in thousands)	2008	2007	(Decrease)

Interest income	$14,948	$16,936	$(1,988)
Interest expense	3,224	5,010	(1,786)

Net interest income	11,724	11,926	(202)
Provision for credit losses	6,200	1,000	5,200

Net interest income after provision for credit losses	5,524	10,926	(5,402)
Other income	1,715	2,613	(898)
Other expenses	9,511	8,422	1,089
Income/(loss) before income taxes	(2,272)	5,117	(7,389)

Income taxes	(945)	2,134	(3,079)
Net income/(loss)	$(1,327)	$2,983	$(4,310)

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

	Three months ended June 30,
(dollars in thousands)	2008			2007

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$688,339	8.3%	$14,248	$592,461	10.5%	$15,433
Federal funds sold	27,876	2.1%	146	57,851	5.2%	753
Investment securities	41,973	5.0%	518	58,615	5.1%	750
Other	4,369	3.3%	36	-	-	-
Total interest earning assets	762,557	7.9%	14,948	708,927	9.6%	16,936

Noninterest-earning assets:
Cash and due from banks	20,546			29,985
All other assets (3)	23,534			20,993
TOTAL	$806,637			$759,905

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,519	0.2%	$3	$5,408	0.7%	$10
Savings	381,882	2.1%	1,997	376,293	3.9%	3,629
Time	97,726	3.9%	941	91,712	4.9%	1,111
Other	21,834	5.2%	283	17,527	6.0%	260
Total interest bearing liabilities	506,961	2.6%	3,224	490,940	4.1%	5,010

Noninterest-bearing liabilities:
Demand deposits	220,572			205,360
Accrued expenses and other liabilities	9,767			9,434
Shareholders' equity	69,337			54,171
TOTAL	$806,637			$759,905

Net interest income and margin		6.2%	$11,724		6.8%	$11,926

(1)	Loan fee amortization of $1.4 million and $1.5 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $11.0 million and $7.5 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2008 and 2007. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Three months ended June 30,
	2008 vs. 2007
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$1,985	$(3,170)	$(1,185)
Federal funds sold	(157)	(450)	(607)
Investment securities	(205)	(27)	(232)
Other	36	-	36
Total interest income	1,659	(3,647)	(1,988)

Interest expense:
Demand	0	(7)	(7)
Savings	29	(1,661)	(1,632)
Time	58	(228)	(170)
Other	56	(33)	23
Total interest expense	143	(1,929)	(1,786)

Change in net interest income	$1,516	$(1,718)	$(202)

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

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area and, as applicable, the State of California and/or national macroeconomic conditions, the value of underlying collateral, loan performance, and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans.

As previously reported, the Company originally provided $1.2 million to the allowance for credit losses for the three months ended June 30, 2008, compared to $1.0 million for the same period in 2007. Subsequent to the quarter ended June 30, 2008, the Company reassessed the risks posed by the deterioration in national macroeconomic conditions and heightened regulatory scrutiny. As a result of the reassessment, the Company is providing an additional $5.0 million to the allowance for credit losses as of June 30, 2008.

While at present the Company’s core market does not appear to be experiencing the same degree of economic stress as reflected elsewhere in California and other sections of the country, management determined that it was prudent to expand its risk assessment to consider broader macroeconomic conditions that could impact the Company’s core market, regulatory considerations, and other factors. The perspective of bank regulatory agencies, in particular, has the benefit of a broad view of conditions across a wide spectrum of markets, many of which are exhibiting significant economic stress. Therefore, subsequent to filing the second quarter 10-Q, the Company worked closely with its regulators to evaluate its loan administration practices, to implement enhanced lending oversight, and to reassess risk in its loan portfolio.

In reassessing risks in the portfolio at June 30, 2008, the Company expanded its stress-testing of the construction and land development portfolio to incorporate an adverse scenario under which the Company’s core market would experience the degree of deterioration in values experienced in other more impacted markets. The additional provision was entirely based upon a conservative risk assessment of these general market factors and does not reflect a change in the Company’s assessment of loss at June 30, 2008 as it relates to nonperforming assets or specifically identified loans in the portfolio.

As previously reported, the Company’s loan charge-offs totaled $885,000 during the second quarter ended June 30, 2008, compared to $943,000 for the same period one year earlier. As a result of the Company’s reassessment of risks noted above, the Company charged-off an additional $1.7 million of balances as of June 30, 2008 that were previously included as part of the impairment reserves in the allowance for credit losses. The Company recognized $1,000 in loan recoveries and no loan recoveries for the three months ended June 30, 2008 and 2007, respectively.
At June 30, 2008, the restated allowance for credit losses was $14.6 million, representing 2.1% of total loans, as compared to $8.6 million, representing 1.3% of total loans, at December 31, 2007.

The following schedule provides an analysis of the allowance for credit losses for the quarter ended June 30, 2008 and 2007, respectively:

	Three months ended
(dollars in thousands)	June 30,
	2008	2007

Balance, beginning of period	$10,978	$7,533
Provision for credit losses	6,200	1,000
Charge-offs	(2,571)	(943)
Recoveries	1	-
Balance, end of period	$14,608	$7,590

As previously reported, the nonperforming assets at June 30, 2008 consisted of eight lending relationships totaling $22.3 million that were on non-accrual status and determined to be impaired based upon the criteria set forth in SFAS No. 114, undeveloped land valued at $654,000 categorized as “other real estate owned”, and one commercial property valued at $325,000 categorized as “other real estate owned”.

As previously reported, included in the non-performing loans were three lending relationships, two of which were also included in nonperforming assets at March 31, 2008, totaling $19.6 million at June 30, 2008 that were collateralized by undeveloped land. The largest of the relationships, representing $10.0 million, is secured by farmland in the Coachella Valley area of Southern California. Based upon a recent appraisal, this loan is adequately collateralized and did not require an impairment reserve. The second relationship, representing $7.6 million, represents two loans secured by lots for luxury single family construction in Monterey County. These loans and the related estimated loss exposure were included in nonperforming loans and the allowance for loan losses at March 31, 2008. As a result of the Company’s reassessment of risks noted above, the Company charged-off the estimated loss exposure of $1.3 million pertaining to these loans as of June 30, 2008 and, as such, the remaining relationship totals $6.3 million. The third relationship is a land development loan for $2.0 million in Fresno County. This loan was included in non-performing assets at March 31, 2008 and during the second quarter was paid down by $1.7 million.

As previously reported, also included in the non-performing loans was a construction loan totaling $1.8 million as of June 30, 2008. The loan is secured by three completed luxury homes in the hills of the East Bay region of the San Francisco Bay area. This loan was included in non-performing assets at March 31, 2008 and during the second quarter the Company charged-off $792,000. As such, this loan no longer had an indicated potential loss exposure and did not require an impairment reserve. The three other relationships comprising the balance of non-performing loans at June 30, 2008 consisted of two SBA loans totaling $402,000 and a technology division relationship consisting of three loans totaling approximately $500,000 secured by accounts receivable and business assets. As a result of the Company’s reassessment of risks noted above, the Company charged-off $430,000 pertaining to these loans as of June 30, 2008.

As a result of the Company’s reassessment of risks noted above, the Company determined that one additional construction loan totaling $1.6 million and two additional land development loans totaling $5.9 million should be included in nonperforming assets as of June 30, 2008. In each case, although the loans were current as of June 30, 2008, uncertainties regarding secondary sources of repayment have resulted in a high degree of dependence on the sale or refinance of the underlying collateral to repay the loans. Recent appraisals of the collateral reflect a weighted average loan to value of 51.0% for these loans and the Company expects to collect all amounts owed. The reclassification of these loans to nonperforming assets did not require additional reserves to the allowance for credit losses.

At June 30, 2008 the restated balance of nonperforming assets totaled $28.9 million, or 3.58% of total assets, compared to $15.9 million, or 2.03% of total assets, on March 31, 2008, and $5.3 million, or 0.69% of total assets, on December 31, 2007.

The following summarizes nonperforming assets at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
(dollars in thousands)	2008	2007

Loans accounted for on a non-accrual basis	$27,872	$-
Loans restructured and in compliance with modified terms	-	-
Other loans with principal or interest contracturally past due 90 days or more	-	-
Total nonperforming loans	27,872	-
Other real estate owned	979	425
Total nonperforming assets	$28,851	$425

Based on an evaluation of the individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending June 30, 2008 and December 31, 2007:

(dollars in thousands)	June 30, 2008		December 31, 2007
		Percent of		Percent of
		loans in each		loans in each
		category to		category to
	Amount	gross loans	Amount	gross loans

Commercial	$4,877	41.4%	$3,124	41.8%
SBA	1,792	9.1%	1,053	8.7%
Real estate construction	2,994	14.1%	783	13.1%
Land loans	1,917	8.3%	1,584	8.6%
Real estate other	1,839	18.7%	772	17.5%
Factoring/ABL	992	6.6%	1,239	8.8%
Other	197	1.8%	53	1.4%
	$14,608	100.0%	$8,608	100.0%

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's construction and land loan portfolios, representing approximately 22.4% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

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

Summary of Financial Results – Six months ended June 30, 2008

The Company reported net income of $195,000 ($0.04 basic and $0.03 diluted earnings per share) for the six months ended June 30, 2008 as compared to $5.4 million ($0.85 basic and $0.78 diluted earnings per share) for the six months ended June 30, 2007. The decrease in net income was primarily the result of increases in provision for loan loss and operating expenses, offset in part by an increase in net interest income and a decrease in income taxes.

The table below highlights the changes in the nature and sources of income and expense.

	Six months ended
	June 30,		Increase
(dollars in thousands)	2008	2007	(Decrease)

Interest income	$30,969	$32,314	$(1,345)
Interest expense	7,213	9,436	(2,223)

Net interest income	23,756	22,878	878
Provision for credit losses	8,570	1,200	7,370

Net interest income after provision for credit losses	15,186	21,678	(6,492)
Other income	3,386	3,907	(521)
Other expenses	18,247	16,276	1,971
Income/(loss) before income taxes	325	9,309	(8,984)

Income taxes	130	3,882	(3,752)
Net income/(loss)	$195	$5,427	$(5,232)

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

	Six months ended June 30,
(dollars in thousands)	2008			2007

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$674,211	8.8%	$29,475	$568,542	10.5%	$29,617
Federal funds sold	26,028	2.5%	323	49,241	5.2%	1,277
Investment securities	45,937	5.0%	1,135	55,883	5.1%	1,420
Other	2,188	3.3%	36
Total interest earning assets	748,364	8.3%	30,969	673,666	9.6%	32,314

Noninterest-earning assets:
Cash and due from banks	19,521			30,426
All other assets (3)	24,594			20,116
TOTAL	$792,479			$724,208

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,236	0.3%	$7	$5,462	0.8%	$23
Savings	374,902	2.5%	4,578	346,552	3.8%	6,625
Time	97,872	4.2%	2,029	94,855	4.8%	2,268
Other	22,588	5.3%	599	17,527	6.0%	520
Total interest bearing liabilities	500,598	2.9%	7,213	464,396	4.1%	9,436

Noninterest-bearing liabilities:
Demand deposits	212,880			197,723
Accrued expenses and other liabilities	10,598			9,602
Shareholders' equity	68,403			52,487
TOTAL	$792,479			$724,208

Net interest income and margin		6.4%	$23,756		6.8%	$22,878

(1)	Loan fee amortization of $3.1 million and $2.8 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $9.9 million and $7.4 million, respectively.

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

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company's and industry loss experience, the impact of economic conditions within the Company's market area and, as applicable, the State of California and/or national macroeconomic conditions, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans.

As previously reported, the Company originally provided $3.6 million to the allowance for credit losses for the six months ended June 30, 2008, compared to $1.2 million for the same period in 2007. Subsequent to the six months ended June 30, 2008, the Company reassessed the risks posed by the deterioration in national macroeconomic conditions and heightened regulatory scrutiny. As a result of the reassessment, the Company is providing an additional $5.0 million to the allowance for credit losses as of June 30, 2008.

While at present the Company’s core market does not appear to be experiencing the same degree of economic stress as reflected elsewhere in California and other sections of the country, management determined that it was prudent to expand its risk assessment to consider broader macroeconomic conditions that could impact the Company’s core market, regulatory considerations, and other factors. The perspective of bank regulatory agencies, in particular, has the benefit of a broad view of conditions across a wide spectrum of markets, many of which are exhibiting significant economic stress. Therefore, subsequent to filing the second quarter 10-Q, the Company worked closely with its regulators to evaluate its loan administration practices, to implement enhanced lending oversight, and to reassess risk in its loan portfolio.

In reassessing risks in the portfolio at June 30, 2008, the Company expanded its stress-testing of the construction and land development portfolio to incorporate an adverse scenario under which the Company’s core market would experience the degree of deterioration in values experienced in other more impacted markets. The additional provision was entirely based upon a conservative risk assessment of these general market factors and does not reflect a change in the Company’s assessment of loss at June 30, 2008 as it relates to nonperforming assets or specifically identified loans in the portfolio.

As previously reported, the Company’s loan charge-offs totaled $885,000 during the six months ended June 30, 2008, compared to $943,000 for the same period one year earlier. As a result of the Company’s reassessment of risks noted above, the Company charged-off an additional $1.7 million of balances as of June 30, 2008 that were previously included as part of the impairment reserves in the allowance for credit losses. The Company recognized $1,000 and $4,000 in loan recoveries for the six months ended June 30, 2008 and 2007, respectively.

At June 30, 2008, the restated allowance for credit losses was $14.6 million, representing 2.1% of total loans, as compared to $8.6 million, representing 1.3% of total loans, at December 31, 2007.

The following schedule provides an analysis of the allowance for credit losses for the six months ended June 30, 2008 and 2007, respectively:

	Six months ended
(dollars in thousands)	June 30,
	2008	2007

Balance, beginning of period	$8,608	$7,329
Provision for credit losses	8,570	1,200
Charge-offs	(2,571)	(943)
Recoveries	1	4
Balance, end of period	$14,608	$7,590

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

Balance Sheet

Total assets of the Company at June 30, 2008 were $805.4 million, an increase of $30.5 million, or 3.9%, as compared to $774.8 million at December 31, 2007. Growth in total assets was principally due to an increase in loan balances.

The following table shows the Company’s loans by type and their percentage distribution for the periods ended June 30, 2008 and December 31, 2007.

(dollars in thousands)	June 30,	December 31,
	2008	2007

Commercial	$292,731	$272,660
SBA	64,596	56,945
Real estate construction	99,712	85,378
Land loans	58,863	56,196
Real estate other	132,341	114,846
Factoring and asset based lending	46,819	57,662
Other	12,048	9,042
Total gross loans	707,110	652,729
Unearned fee income	(2,071)	(1,856)
Total gross loans	705,039	650,873
Less allowance for credit losses	(14,608)	(8,308)
Total loans, net	$690,431	$642,565

Commercial	41.4%	41.8%
SBA	9.1%	8.7%
Real estate construction	14.1%	13.1%
Land loans	8.3%	8.6%
Real estate other	18.7%	17.5%
Factoring and asset based lending	6.6%	8.8%
Other	1.8%	1.4%
Total gross loans	100.0%	100.0%

Net loan balances increased to $690.4 million at June 30, 2008, which represented an increase of $47.9 million, or 7.4%, as compared to $642.6 million at December 31, 2007. The increase in loans was primarily in commercial and industrial loans and commercial real estate loans without a concentration in any one specific category of loans.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region. Commercial loans were $292.7 million at June 30, 2008, which represented an increase of $20.1 million, or 7.4%, compared to $272.7 million at December 31, 2007. At June 30, 2008, commercial loans comprised 41.4% of total loans outstanding compared to 41.8% at December 31, 2007.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At June, 2008, SBA loans comprised $64.6 million, or 9.1%, of total loans, an increase of $7.7 million, or 13.4%, from $56.9 million at December 31, 2007. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At June 30, 2008 and December 31, 2007, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

The Company’s construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $14.3 million, or 16.8%, to $99.7 million at June 30, 2008 over $85.4 million at December 31, 2007. Construction loan balances at June 30, 2008 and December 31, 2007 comprised 14.1% and 13.1%, respectively, of total loans.

Other real estate loans increased $20.2 million or 11.8% to $191.2 million at June 30, 2008 over $171.0 million at December 31, 2007. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 27.0% of total loans at June 30, 2008 compared to 26.2% at December 31, 2007.

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

Leverage

Total gross loan balances at June 30, 2008 were $707.1 million. The resulting loan to deposit ratio was 98.6%. Other earning assets at June 30, 2008 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $47.3 million. To date, the Company has deployed earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.

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

The Company’s Tier 1 capital at June 30, 2008 was $81.3 million, which was comprised of $38.7 million of capital stock and surplus, $25.6 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at June 30, 2008 and December 31, 2007 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of June 30,		As of December 31,
(dollars in thousands)	2008		2007
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$81,281	10.12%	$80,024	10.54%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$48,171	6.00%	$45,564	6.00%

Total Capital	$91,317	11.37%	$88,632	11.67%
(to Risk Weighted Assets)
Total capital minimum requirement	$80,285	10.00%	$75,940	10.00%

Company Leverage
Tier 1 Capital	$81,281	10.26%	$80,024	10.66%
(to Average Assets)
Tier 1 capital minimum requirement	$39,624	5.00%	$37,527	5.00%

Bank Capital Ratios
Tier 1 Capital	$78,827	9.83%	$77,096	10.17%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$48,097	6.00%	$45,491	6.00%

Total Capital	$88,847	11.08%	$85,704	11.30%
(to Risk Weighted Assets)
Total capital minimum requirement	$80,161	10.00%	$75,819	10.00%

Bank Leverage
Tier 1 Capital	$78,827	9.96%	$77,096	10.27%
(to Average Assets)
Tier 1 capital minimum requirement	$39,571	5.00%	$37,523	5.00%

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. The increased level of nonperforming assets at June 30, 2008 may have the potential to impact the Company’s ability to raise deposits and could result in higher deposit costs and/or lower liquidity. At June 30, 2008 and December 31, 2007, liquid assets as a percentage of deposits were 11.0% and 14.4%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $35.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs. At June 30, 2008, there were no balances outstanding on these lines. Additionally, as of June 30, 2008, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $108.0 million for which the Company had collateral in place to borrow $75.0 million. As of June 30, 2008, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

(dollars in thousands)	As of June 30, 2008
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$12,765	$-	$-	$-	$-	$12,765
U.S. Treasury securities	-	101	-	-	-	101
Agency securities	3,011	6,029	11,540	8,198	-	28,778
Loans	394,646	42,998	62,145	135,362	71,959	707,110
Total earning assets	$410,422	$49,128	$73,685	$143,560	$71,959	$748,754

Interest checking, money
market and savings	386,176	-	-	-	-	386,176
Certificates of deposit:
Less than $100,000	4,529	4,240	16,503	3,953	-	29,225
$100,000 or more	28,076	12,939	21,983	4,491		67,489
Other	-	-	-	-	17,527	17,527
Total interest-bearing liabilities	$418,781	$17,179	$38,486	$8,444	$17,527	$500,417

Interest rate gap	$(8,359)	$31,949	$35,199	$135,116	$54,432	$248,337
Cumulative interest rate gap	$(8,359)	$23,590	$58,789	$193,905	$248,337

Interest rate gap ratio	(0.02)	0.65	0.48	0.94	0.76
Cumulative interest rate
gap ratio	(0.02)	0.05	0.11	0.29	0.33

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

(dollars in thousands)	As of June 30, 2008
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$292,731	$154,019	$113,864	$24,848
SBA	64,596	9,180	4,174	51,242
Real estate construction	99,712	90,389	9,323	-
Land loans	58,863	54,284	2,293	2,286
Real estate-other	132,341	17,553	38,955	75,833
Factoring / Asset-Based Lending	46,819	45,567	1,252	-
Other	12,048	11,323	725	-
Total loans	$707,110	$382,315	$170,586	$154,209

	As of December 31, 2007
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$272,660	$161,013	$84,173	$27,474
SBA	56,945	12,059	3,174	41,712
Real estate construction	85,378	74,457	10,921	-
Land loans	56,196	52,880	3,316	-
Real estate-other	114,846	5,790	39,245	69,811
Factoring / Asset-Based Lending	57,662	55,834	1,828	-
Other	9,042	8,272	770	-
Total loans	$652,729	$370,305	$143,427	$138,997

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

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Stockholders was held on May 15, 2008. There were 6,512,171 shares of common stock outstanding and entitled to vote at the meeting. A total of 5,103,760 shares of common stock were represented at the meeting in person or by proxy, representing 78.4% of the shares outstanding and entitled to vote at the meeting.

At the meeting, stockholders:

1)	re-elected all 11 of the Company’s incumbent directors to serve for the ensuing year; and
2)	ratified the selection of Vavrinek, Trine, Day & Co. LLP as the Company’s independent public accounting firm for its fiscal year ending December 31, 2008.

The voting results of the above matters were as follows:

1)	Election of directors:

	Shares Voted
	In Favor	Withheld

Sheryle Bolton	5,071,239	32,521
Richard M. Brenner	5,076,499	27,261
Lawrence Owen Brown	5,085,099	18,661
David V. Campbell	5,076,189	27,571
Robert P. Gionfriddo	5,089,842	13,918
Robert B. Kaplan	5,085,099	18,661
Allan C. Kramer, M.D.	5,075,392	28,368
Robert P. Latta	5,085,099	18,661
Daniel P. Myers	5,089,842	13,918
Thomas M. Quigg	5,085,099	18,661
Barry A. Turkus	5,090,099	13,661

2)	Ratification of selection of Vavrinek, Trine, Day & Co. LLP as the Company’s independent public accounting firm for its fiscal year ending December 31, 2008:

Shares Voted

For	5,053,770
Against	19,615
Abstain	30,375
Broker non-vote	0

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

(a) Exhibits

See Index to Exhibits at page 41 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: September 4, 2008	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 4, 2008	By:	/s/ Thomas A. Sa
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