Form 10-Q
period 2008-09-30
Bridge Capital Holdings
filed 2008-11-06
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2008

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of November 6, 2008: 6,598,289

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$21,286	$27,440
Federal funds sold	113,735	13,395
Total cash and equivalents	135,021	40,835

Interest bearing deposits in other banks	4,915
Investment securities available for sale	101	55,482
Loans, net of allowance for credit losses of $17,764 at September 30, 2008 and $8,608 at December 31, 2007	667,142	642,265

Premises and equipment, net	5,044	5,005
Other Real Estate Owned	862	425
Accrued interest receivable	3,217	4,400
Other assets	39,105	26,420
Total assets	$855,407	$774,832

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$223,843	$198,641
Demand interest-bearing	4,224	5,350
Savings	404,212	372,923
Time	106,460	94,442
Total deposits	738,739	671,356

Junior subordinated debt securities	17,527	17,527
Other borrowings	30,000	10,000
Accrued interest payable	274	210
Other liabilities	11,176	10,655
Total liabilities	797,716	709,748

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; none issued	-	-
Common stock, no par value; 30,000,000 shares authorized; 6,598,289 shares issued and outstanding at September 30, 2008; 6,485,630 shares issued and outstanding at December 31, 2007.	39,139	37,697
Retained earnings	16,399	25,409
Accumulated other comprehensive income	2,153	1,978
Total shareholders' equity	57,691	65,084
Total liabilities and shareholders' equity	$855,407	$774,832

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Loans	$13,632	$15,585	$43,107	$45,202
Federal funds sold	512	1,138	835	2,415
Investment securities available for sale	114	904	1,285	2,324
Total interest income	14,258	17,627	45,227	49,941

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	3	10	10	33
Money market and savings	2,083	3,984	6,662	10,609
Certificates of deposit	894	1,039	2,923	3,307
Other	291	262	889	782
Total interest expense	3,271	5,295	10,484	14,731

Net interest income	10,987	12,332	34,743	35,210
Provision for credit losses	19,000	475	27,570	1,675
Net interest income after provision for credit losses	(8,013)	11,857	7,173	33,535

NON-INTEREST INCOME:
Service charges on deposit accounts	327	166	814	497
Gain on sale of SBA loans	87	363	556	2,986
Other non interest income	1,541	906	3,971	1,859
Total non-interest income	1,955	1,435	5,341	5,342

OPERATING EXPENSES:
Salaries and benefits	5,859	5,530	17,421	15,796
Premises and fixed assets	1,163	1,173	3,424	3,149
Other	2,780	2,012	7,204	6,046
Total operating expenses	9,802	8,715	28,049	24,991

Income (loss) before income taxes	(15,860)	4,577	(15,535)	13,886
Income taxes	(6,655)	1,825	(6,525)	5,707
Net income (loss)	$(9,205)	$2,752	$(9,010)	$8,179

Basic earnings (loss) per share	$(1.41)	$0.43	$(1.38)	$1.28
Diluted earnings (loss) per share	$(1.41)	$0.40	$(1.38)	$1.18
Average common shares outstanding	6,533,545	6,397,140	6,487,200	6,369,991
Average common and equivalent Shares outstanding	6,533,545	6,947,833	6,487,200	6,923,726

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(9,010)	$8,179
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,570	1,675
Depreciation and amortization	1,200	745
Stock based compensation	1,029	850
Loans originated for sale	(38,419)	(74,210)
Proceeds from loan sales	20,254	76,799
Increase (decrease) in accrued interest receivable and other assets	(10,137)	(3,008)
Decrease in accrued interest payable and other liabilities	351	(1,119)
Net cash provided by operating activities	(7,162)	9,911

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of securities available for sale	-	(38,361)
Proceeds from sale/maturity of securities available for sale	54,650	17,000
Purchase of interest bearing deposits	(4,915)	-
Net increase in loans	(34,963)	(73,895)
Purchase of fixed assets	(1,220)	(2,102)
Net cash used in investing activities	13,552	(97,358)

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits	67,383	57,862
Decrease in other borrowings	20,000	-
Common stock issued	413	611
Net cash provided by financing activities	87,796	58,473

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	94,186	(28,974)
Cash and equivalents at beginning of period	40,835	118,205
Cash and equivalents at end of period	$135,021	$89,231

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$10,355	$14,859
Cash paid for income taxes	$4,638	$6,902

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC. The interim financial data as of September 30, 2008 and for the three and nine months ended September 30, 2008 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading. Results of operations for the quarter and nine months ended September 30, 2008 are not necessarily indicative of full year results.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has recorded an incremental $322,000 ($272,000 net of tax) and $1.0 million ($877,000 net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2008, respectively, as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2008.  As of September 30, 2008, $3.1 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 4 years.

The impact of implementing SFAS No. 123R reduced basic earnings per share by $0.04 and $0.13 and diluted earnings per share by $0.04 and $0.12 for the three and nine months ended September 30, 2008, respectively.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale. The Company had cumulative other comprehensive income totaling $2.2 million, net of tax, as of September 30, 2008 and $2.0 million, net of tax, as of December 31, 2007.

	Three months ended		Nine months ended
(dollars in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(9,205)	$2,752	$(9,010)	$8,179

Other comprehensive earnings-
Net unrealized gains (losses) on securities available for sale	(276)	377	(489)	332
Net unrealized gains (losses) on
FAS 158 adjustment - supplemental executive retirement plan	70	10	172	31
Net unrealized gains (losses) on cash flow hedges	484	1,468	492	918

Total comprehensive income (loss)	$(8,927)	$4,607	$(8,835)	$9,460

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

	Three months ended		Nine months ended
(dollars in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(9,205)	$2,752	$(9,010)	$8,179

Weighted average shares used in
computing:
Basic common shares	6,533,545	6,397,140	6,487,200	6,369,991
Diluted potential common shares
related to stock based awards,
using the treasury stock method	0	550,693	0	553,735
Total average common equivalent shares	6,533,545	6,947,833	6,487,200	6,923,726

Basic earnings (loss) per share	$(1.41)	$0.43	$(1.38)	$1.28
Diluted earnings (loss) per share	$(1.41)	$0.40	$(1.38)	$1.18

3. Securities

The amortized cost and approximate fair values of securities at September 30, 2008 and December 31, 2007 are as follows:

(dollars in thousands)	As of September 30, 2008
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$100	$1	$-	$101
U.S. government agency notes	-	-	-	-
Total securities available for sale	100	1	-	101
Total investment securities	$100	$1	$-	$101

	As of December 31, 2007
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$201	$1	$-	$202
U.S. government agency notes	54,450	831	(1)	55,280
Total securities available for sale	54,651	832	(1)	55,482
Total investment securities	$54,651	$832	$(1)	$55,482

The scheduled maturities of securities available for sale at September 30, 2008 and December 31, 2007 were as follows:

(dollars in thousands)	September 30, 2008
	Amortized	Fair
	Cost	Value

Due in one year or less	$100	$101
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	100	101
Total investment securities	$100	$101

	December 31, 2007
	Amortized	Fair
	Cost	Value

Due in one year or less	$24,143	$24,200
Due after one year through five years	30,508	31,282
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	54,651	55,482
Total investment securities	$54,651	$55,482

As of September 30, 2008, investment securities with carrying values of approximately $100,000 were pledged as collateral. As of September 30, 2008, there were no unrealized losses attributable to securities maturing in greater than 12 months.

4. Loans

The balances in the various loan categories are as follows as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(dollars in thousands)	2008	2007

Commercial	$286,793	$272,660
SBA	69,921	56,945
Real estate construction	97,255	85,378
Land development	41,136	56,196
Real estate other	130,845	114,846
Factoring and asset based lending	50,006	57,662
Other	10,767	9,042
Loans, gross	686,723	652,729
Unearned fee income	(1,817)	(1,856)
Total loan portfolio	684,906	650,873
Less allowance for credit losses	(17,764)	(8,608)
Loans, net	$667,142	$642,265

5. Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at September 30, 2008 and December 31, 2007 are comprised of the following:

(dollars in thousands)	September 30, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value

Leasehold improvements	$5,571	$(2,261)	$3,310
Furniture and fixtures	1,051	(726)	325
Capitalized software	2,812	(1,933)	879
Equipment	1,991	(1,471)	520
Construction in process	10	-	10
Totals	$11,435	$(6,391)	$5,044

	December 31, 2007
		Accumulated	Net book
	Cost	Depreciation	Value

Leasehold improvements	$4,855	$(1,548)	$3,307
Furniture and fixtures	1,027	(627)	400
Capitalized software	2,285	(1,567)	718
Equipment	1,798	(1,218)	580
Construction in process	-	-	-
Totals	$9,965	$(4,960)	$5,005

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

Other Borrowings

There were $30.0 million in other borrowings at September 30, 2008 and $10.0 million in other borrowings at December 31, 2007.

As of September 30, 2008, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $121.0 million for which the Company had collateral in place to borrow $76.0 million. As of September 30, 2008, $10.0 million of this borrowing capacity was pledged to secure a letter of credit and $30.0 million pledged to secure other borrowings.

The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million. At September 30, 2008, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and nine month periods ended September 30, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected life	75 months	60 months	75 months	60 months

Stock volatility	22.00%	28.43%	22.00%	28.43%

Risk free interest rate	3.19%	4.39%	3.25%	4.71%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$3.53	$10.81	$4.96	$9.59

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of September 30, 2008

	Total	Level 1	Level 2	Level 3

Securities available for sale	$100	$100	$-	$-
Cash flow hedge	4,798	-	4,798	-
Warrant portfolio	697	-	-	697
Mortgage servicing rights	729	-	729	-

Total	$6,324	$100	$5,527	$697

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended September 30, 2008.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The assets measured at fair value on a non-recurring basis were not material for the quarter ended September 30, 2008.

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value. At September 30, 2008 and December 31, 2007, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and nine months ended September 30, 2008 and 2007.

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
Statement of Operations Data:	2008	2007	2008	2007

Interest income	$14,258	$17,627	$45,227	$49,941
Interest expense	3,271	5,295	10,484	14,731
Net interest income	10,987	12,332	34,743	35,210
Provision for credit losses	19,000	475	27,570	1,675
Net interest income after provision
for credit losses	(8,013)	11,857	7,173	33,535
Other income	1,955	1,435	5,341	5,342
Other expenses	9,802	8,715	28,049	24,991
Income (loss) before income taxes	(15,860)	4,577	(15,535)	13,886
Income taxes	(6,655)	1,825	(6,525)	5,707
Net income (loss)	$(9,205)	$2,752	$(9,010)	$8,179

Per Share Data:
Basic earnings (loss) per share	$(1.41)	$0.43	$(1.38)	$1.28
Diluted earnings (loss) per share	$(1.41)	0.40	(1.38)	1.18
Shareholders' equity per share	8.74	9.32	8.74	9.32
Cash dividend per common share	-	-	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$855,407	$789,877
Loans, net	667,142	601,587
Deposits	738,739	702,850
Shareholders' equity	57,691	60,015

Average balance sheet amounts:
Assets	$858,555	$801,249	$814,683	$750,171
Loans, net	687,738	587,926	671,025	569,209
Deposits	763,361	714,918	715,224	668,292
Shareholders' equity	67,222	57,400	68,017	54,143

Selected Ratios:
Return on average assets	-4.27%	1.36%	-1.48%	1.46%
Return on average equity	-54.48%	19.02%	-17.69%	20.20%
Efficiency ratio	75.74%	63.30%	69.98%	61.63%
Risk based capital ratio	10.27%	11.80%
Net chargeoffs to average gross loans	2.31%	0.01%	2.69%	0.17%
Allowance for loan losses to total loans	2.59%	1.31%
Average equity to average assets	7.83%	7.16%	8.35%	7.22%

Summary of Financial Results – Quarter ended September 30, 2008

The Company reported a net loss of $(9.2) million, or $(1.41) basic and $(1.41) diluted earnings per share for the quarter ended September 30, 2008 as compared to net income of $2.8 million, or $0.43 basic and $0.40 diluted earnings per share for the quarter ended September 30, 2007. The decrease in net income resulted primarily from an increase in the provision for credit losses, offset in part by a decrease in income taxes.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	September 30,		Increase
(dollars in thousands)	2008	2007	(Decrease)

Interest income	$14,258	$17,627	$(3,369)
Interest expense	3,271	5,295	(2,024)

Net interest income	10,987	12,332	(1,345)
Provision for credit losses	19,000	475	18,525

Net interest income after provision for credit losses	(8,013)	11,857	(19,870)
Other income	1,955	1,435	520
Other expenses	9,802	8,715	1,087
Income (loss) before income taxes	(15,860)	4,577	(20,437)

Income taxes	(6,655)	1,825	(8,480)
Net income (loss)	$(9,205)	$2,752	$(11,957)

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings. Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended September 30, 2008 was $11.0 million, which was comprised of $14.3 million in interest income and $3.3 million in interest expense. Net interest income for the quarter ended September 30, 2007 was $12.3 million, which was comprised of $17.6 million in interest income and $5.3 million in interest expense. Net interest income for the quarter ended September 30, 2008 represented a decrease of $1.3 million or 10.9% from the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income. For the quarter ended September 30, 2008 average earning assets of $821.2 million represented an increase of $64.0 million, or 8.5%, compared to $757.2 million for the same period in 2007. The Company’s loan-to-deposit ratio, a measure of leverage, averaged 92.41% during the quarter ended September 30, 2008, which represented an increase compared to an average of 83.54% for the same quarter of 2007 as a result of faster loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates. As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities. The Company’s prime rate averaged 5.00% in the quarter ended September 30, 2008 compared to 8.18% in the same period one year earlier.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended September 30, 2008 was 5.32% compared to 6.46% in the same period one year earlier primarily as a result of the decrease in short term interest rates offset, in part, by income from interest rate swaps. During the quarter ended September 30, 2008, the net settlement from interest rate swaps contributed $550,000 to support net interest income compared to a loss of $92,000 for the quarter ended September 30, 2007.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended September 30, 2008 and 2007.

	Three months ended September 30,
(dollars in thousands)	2008			2007

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$705,402	7.7%	$13,632	$597,214	10.4%	$15,585
Federal funds sold	104,909	1.9%	512	89,483	5.1%	1,138
Investment securities	5,419	5.1%	69	70,498	5.1%	904
Other	5,481	3.3%	45	-	0.0%	-
Total interest earning assets	821,211	6.9%	14,258	757,195	9.3%	17,627

Noninterest-earning assets:
Cash and due from banks	18,154			20,882
All other assets (3)	19,190			23,172
TOTAL	$858,555			$801,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,340	0.2%	$3	$5,761	0.7%	$10
Savings	420,900	2.0%	2,083	417,255	3.8%	3,984
Time	99,290	3.6%	894	84,149	4.9%	1,039
Other	21,386	5.4%	291	17,527	5.9%	262
Total interest bearing liabilities	546,916	2.4%	3,271	524,692	4.0%	5,295

Noninterest-bearing liabilities:
Demand deposits	237,831			207,753
Accrued expenses and
other liabilities	6,586			11,404
Shareholders' equity	67,222			57,400
TOTAL	$858,555			$801,249

Net interest income and margin		5.3%	$10,987		6.5%	$12,332

(1)	Loan fee amortization of $1.2 million and $1.5 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $15.8 million and $7.8 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2008 and 2007. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Three months ended September 30,
	2008 vs. 2007
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$2,091	$(4,044)	$(1,953)
Federal funds sold	75	(701)	(626)
Investment securities	(829)	(6)	(835)
Other	45	-	45
Total interest income	1,383	(4,752)	(3,369)

Interest expense:
Demand	(0)	(7)	(7)
Savings	18	(1,919)	(1,901)
Time	136	(281)	(145)
Other	53	(24)	29
Total interest expense	207	(2,231)	(2,024)

Change in net interest income	$1,177	$(2,522)	$(1,345)

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

Interest Income

Interest income of $14.3 million in the quarter ended September 30, 2008 represented a decrease of $3.3 million, or 19.1%, from $17.6 million in the same quarter one year earlier. The decrease in interest income was primarily due to a decrease in interest rates, offset in part by growth in average earning assets.

Average gross loans were $705.4 million for three months ended September 30, 2008, an increase of $108.2 million or 18.1% over $597.2 million for the same period one year earlier. Average loans comprised 85.9% of average earning assets in the three months ended September 30, 2008 compared to 78.9% in the third quarter of 2007.

The average yield on earning assets was 6.9% for the quarter ended September 30, 2008 and 9.3% for the quarter ended September 30, 2007. As noted above, the majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the decrease in yield was primarily due to decreases in the prime rate during 2008 offset, in part, by income from interest rate swaps.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $115.8 million for the quarter ended September 30, 2008, a decrease of $44.2 million or 27.6% from $160.0 million for the three months ended September 30, 2007.

Interest Expense

Interest expense was $3.3 million for the quarter ended September 30, 2008, which represented a decrease of $2.0 million, or 38.2% over $5.3 million for the comparable period of 2007. The decrease in interest expense reflects lower interest rates paid on liabilities in 2008 compared to 2007, offset in part by growth in average interest-bearing liabilities. Average interest-bearing liabilities were $546.9 million for the three months ended September 30, 2008, an increase of $22.2 million, or 4.2%, over $524.7 million for the same period one year earlier.

Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $525.5 million for the quarter ended September 30, 2008, which represented 68.8% of total average deposits and was an increase of $18.4 million, or 3.6%, over $507.2 million representing 70.9% of total average deposits in the third quarter of 2007.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $21.4 million and $17.5 million in the three months ended September 30, 2008 and 2007, respectively.

The average rate paid on interest-bearing liabilities of 2.4% in the quarter ended September 30, 2008 compared to 4.0% in the third quarter of 2007.

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

The Company provided $19.0 million to the allowance for credit losses for the three months ended September 30, 2008, compared to $475,000 for the same period in 2007.

The Company’s loan charge-offs totaled $15.9 million during the third quarter ended September 30, 2008, compared to $312,000 for the same period one year earlier. The Company recognized $34,000 and $250,000 in loan recoveries for the three months ended September 30, 2008 and 2007, respectively.

The following schedule provides an analysis of the allowance for credit losses for the quarter ended September 30, 2008 and 2007, respectively:

	Three months ended
(dollars in thousands)	September 30,
	2008	2007

Balance, beginning of period	$14,608	$7,590
Provision for credit losses	19,000	475
Charge-offs	(15,878)	(312)
Recoveries	34	250
Balance, end of period	$17,764	$8,003

At September 30, 2008, the allowance for credit losses was $17.8 million, representing 2.6% of total loans, as compared to $8.6 million, representing 1.3% of total loans, at December 31, 2007.

Based on an evaluation of the individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending September 30, 2008 and December 31, 2007:

(dollars in thousands)	September 30, 2008		December 31, 2007
		Percent of		Percent of
		loans in each		loans in each
		category to		category to
	Amount	gross loans	Amount	gross loans

Commercial	$6,075	0.9%	$3,124	0.5%
SBA	2,056	0.3%	1,053	0.2%
Real estate construction	4,608	0.7%	783	0.1%
Land loans	1,303	0.2%	1,584	0.2%
Real estate other	2,284	0.3%	772	0.1%
Factoring/ABL	1,262	0.2%	1,239	0.2%
Other	176	0.0%	53	0.0%
	$17,764	2.6%	$8,608	1.3%

The following summarizes nonperforming assets at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
(dollars in thousands)	2008	2007

Loans accounted for on a non-accrual basis	$19,316	$8,428
Loans restructured and in compliance with modified terms	-	-
Other loans with principal or interest contracturally past due 90 days or more	-	-
Total nonperforming loans	19,316	8,428
Other real estate owned	862	425
Total nonperforming assets	$20,178	$8,853

At September 30, 2008 nonperforming assets represented 2.36% of total assets, compared to 0.69% of total assets on December 31, 2007.

Nonperforming assets at September 30, 2008 consisted of thirteen lending relationships totaling $19.3 million that were on non-accrual status and determined to be impaired based upon the criteria set forth in SFAS No. 114, undeveloped land valued at $658,000 categorized as “other real estate owned”, and one commercial property valued at $204,000 categorized as “other real estate owned”.

The following table sets forth the components of nonperforming loans as of September 30, 2008.

(dollars in thousands)

September 30, 2008
Classification	Amount	Collateral

Land	$7,350	Farmland in the Coachella Valley area of Southern California
Land	949	Lots for luxury single family homes in Monterey County
Land	2,784	Commercial lot in Santa Clara County
Land	109	Lots for single family homes in Amador County
Land	1,818	Lots for single family homes in Fresno County
Land	709	Lots for single family homes in Alameda County
	13,718

Construction	700	Lots for single family homes and commercial office space in Alameda County
Construction	790	Lots for single family homes in Santa Clara County
Construction	1,000	Completed luxury single family home in Alameda County
Construction	386	Completed luxury single family home in the hills of the East Bay region of the San Francisco Bay Area
Construction	131	Lot for commercial office space in Placer County
	3,008

Commercial	1,043	Business assets
Real estate other	1,547	Single family residences

Total nonperforming loans	$19,316

During the third quarter of 2008, the Company charged-off $15.9 million of identified loss exposure pertaining to nonperforming loans. As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio. However, the Company's construction and land loan portfolios, representing approximately 20.2% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
(dollars in thousands)	2008		2007
	Amount	Percent	Amount	Percent

International fee income	$594	30.4%	$174	12.1%
Gain on sale of securities	413	21.1%	-	0.0%
Depositor service charges	327	16.7%	166	11.6%
Other income - cash flow hedge	151	7.7%	-	0.0%
SBA loan servicing income	113	5.8%	121	8.4%
Increase in value of life insurance	97	5.0%	97	6.8%
Gain on sale of SBA loans	87	4.5%	363	25.3%
Other operating income	173	8.8%	514	35.8%

	$1,955	100.0%	$1,435	100.0%

Non-interest income totaled $2.0 million in the third quarter of 2008, a decrease of $520,000 or 36.2% from $1.4 million in the third quarter of 2007. Non-interest income consists primarily of gains recognized on sales of SBA loans, foreign exchange income, SBA loan servicing income, and packaging fees and service charge income on deposit accounts. The decrease in non- interest income was primarily the result of decreased gains on the sale of SBA loans, offset in part by increased gains on the sale of securities, increased international fee income, increased depositor service charges and a hedge accounting adjustment.

For the quarter ended September 30, 2008 international fee income was $594,000 compared to $174,000 for the quarter ended September 30, 2007. Additionally, included in non-interest income for the quarter ended September 30, 2008 was a hedge accounting adjustment of $151,000 pertaining to the Company’s interest rate swap and $413,000 from the sale of securities.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $87,000 in the quarter ended September 30, 2008 which represented a decrease of $276,000 or 76.0% compared to $363,000 the same period one year earlier. During the quarter ended September 30, 2008, the Company sold SBA loans totaling $2.9 million compared to $20.3 million for the same period in 2007.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended September 30, 2008 and 2007.

	Three months ended September 30,
(dollars in thousands)	2008		2007
	Amount	Percent	Amount	Percent

Salaries and benefits	$5,859	2.8%	$5,530	2.9%
Occupancy	910	0.4%	910	0.5%
Data processing	609	0.3%	491	0.3%
Legal and professional	433	0.2%	247	0.1%
Director/shareholder expense	318	0.2%	158	0.1%
Marketing and advertising	309	0.1%	389	0.2%
Furniture and equipment	253	0.1%	263	0.1%
Deposit services	224	0.1%	235	0.1%
Other	887	0.4%	492	0.3%

	$9,802	4.7%	$8,715	4.6%

Operating expenses were $9.8 million for the three months ended September 30, 2008, an increase of $1.1 million or 12.5% from $8.7 million at September 30, 2007. As a percentage of average earning assets, other expenses for the three months ended September 30, 2008 and 2007 were 4.7% and 4.6%, respectively, on an annualized basis. In 2008, operating expenses were comprised primarily of salaries and benefits of $5.9 million, which compared to $5.5 million in 2007. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At September 30, 2008, the Company employed 170 full-time equivalents (FTE) compared to 164 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $322,000 and $291,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in the third quarter of 2008 and 2007, respectively. Occupancy and data processing expense for the third quarter of 2008 was $1.5 million compared to $1.4 million for the same period one year earlier. The increase was primarily due to expansion of the business. Legal and professional expense for the quarter ended September 30, 2008 was $433,000 compared to $247,000 for the same period in 2007. The increase was primarily attributable to loan related legal fees.

Summary of Financial Results – Nine months ended September 30, 2008

The Company reported a net loss of $(9.0) million, or $(1.38) basic and $(1.38) diluted earnings per share for the nine months ended September 30, 2008 as compared to $8.2 million, or $1.28 basic and $1.18 diluted earnings per share for the nine months ended September 30, 2007. The decrease in net income was primarily the result of increases in provision for loan loss and operating expenses, offset in part by a decrease in income taxes.

The table below highlights the changes in the nature and sources of income and expense.

	Nine months ended
	September 30,		Increase
(dollars in thousands)	2008	2007	(Decrease)

Interest income	$45,227	$49,941	$(4,714)
Interest expense	10,484	14,731	(4,247)

Net interest income	34,743	35,210	(467)
Provision for credit losses	27,570	1,675	25,895

Net interest income after provision
for credit losses	7,173	33,535	(26,362)
Other income	5,341	5,342	(1)
Other expenses	28,049	24,991	3,058
Income before income taxes	(15,535)	13,886	(29,421)

Income taxes	(6,525)	5,707	(12,232)
Net income	$(9,010)	$8,179	$(17,189)

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

Net interest income for the nine months ended September 30, 2008 was $34.7 million, which was comprised of $45.2 million in interest income and $10.5 million in interest expense. Net interest income for the nine months ended September 30, 2007 was $32.5 million, which was comprised of $49.9 million in interest income and $14.7 million in interest expense. Net interest income for the nine months ended September 30, 2008 represented a decrease of $467,000 or 1.3% over the same period one year earlier. The average balance sheet and the general interest rate environment drive net interest income.

The Company’s net interest margin (net interest income divided by average earning assets) for the nine months ended September 30, 2008 was 6.01% compared to 6.68% for the same period one year earlier primarily as a result of the decrease in short term interest rates offset, in part, by an increase in income from interest rate swaps. During the nine months ended September 30, 2008, the net settlement from interest rate swaps contributed $1.5 million to support net interest income compared to a loss of $296,000 for the same period in 2007.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
(dollars in thousands)	2008			2007

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$684,690	8.4%	$43,107	$578,204	10.4%	$45,202
Federal funds sold	52,514	2.1%	835	62,803	5.1%	2,415
Investment securities	32,332	5.0%	1,204	60,809	5.1%	2,324
Other	3,294	3.3%	81	-	0.0%	-
Total interest earning assets	772,830	7.8%	45,227	701,816	9.5%	49,941

Noninterest-earning assets:
Cash and due from banks	19,062			27,210
All other assets (3)	22,791			21,145
TOTAL	$814,683			$750,171

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,271	0.3%	$10	$5,563	0.8%	$33
Savings	390,347	2.3%	6,662	370,379	3.8%	10,609
Time	98,349	4.0%	2,923	91,247	4.8%	3,307
Other	22,184	5.4%	889	17,527	6.0%	782
Total interest bearing liabilities	516,151	2.7%	10,484	484,716	4.1%	14,731

Noninterest-bearing liabilities:
Demand deposits	221,257			201,103
Accrued expenses and
other liabilities	9,258			10,209
Shareholders' equity	68,017			54,143
TOTAL	$814,683			$750,171

Net interest income and margin		6.0%	$34,743		6.7%	$35,210

(1)	Loan fee amortization of $4.3 million and $4.3 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $11.9 million and $7.5 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2008 and 2007. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Nine months ended September 30,
	2008 vs. 2007
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$6,704	(8,799)	$(2,095)
Federal funds sold	(164)	(1,416)	(1,580)
Investment securities	(1,060)	(60)	(1,120)
Other	81	-	81
Total interest income	5,561	(10,275)	(4,714)

Interest expense:
Demand	(1)	(22)	(23)
Savings	341	(4,288)	(3,947)
Time	211	(595)	(384)
Other	187	(80)	107
Total interest expense	738	(4,985)	(4,247)

Change in net interest income	$4,823	$(5,290)	$(467)

Interest Income

Interest income of $45.2 million in the nine months ended September 30, 2008 represented a decrease of $4.7 million, or 9.4%, from $49.9 million in the same period one year earlier. The decrease in interest income was primarily due to a decrease in interest rates, offset in part by growth in average earning assets. Average earning assets for the nine months ended September 30, 2008 were $772.8 million and represented growth of $71.0 million or 10.1% over $701.8 million for the same period in 2007.

Average gross loans were $684.7 million for the nine months ended September 30, 2008, an increase of $106.5 million or 18.4% over $578.2 million for the same period one year earlier. Average loans comprised 88.6% of average earning assets in the nine months ended September 30, 2008 compared to 82.4% in the first nine months of 2007. During the nine months ended September 30, 2008, the ratio of average gross loans to average deposits (one measure of leverage) was 95.7%, compared to 86.5% in the comparable period of 2007.

The average yield on earning assets was 7.8% for the nine months ended September 30, 2008 and 9.5% for the nine months ended September 30, 2007. The majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the decrease in yield was primarily due to decreases in the prime rate during 2008. The Company’s prime rate averaged 5.43% in the nine months ended September 30, 2008 compared to 8.23% in the same period one year earlier.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $88.1 million for the nine months ended September 30, 2008, a decrease of $35.5 million or 28.7% from $123.6 million for the nine months ended September 30, 2006.

Interest Expense

Interest expense was $10.5 million for the nine months ended September 30, 2008, which represented a decrease of $4.2 million or 28.8% from $14.7 million for the comparable period of 2007. The decrease in interest expense reflects and lower interest rates paid on liabilities in 2008 compared to 2007, offset in part by growth in average interest-bearing liabilities. Average interest-bearing liabilities were $516.2 million for the nine months ended September 30, 2008, an increase of $31.5 million, or 6.5%, over $484.7 million for the same period one year earlier.
Growth in average interest bearing liabilities was primarily due to growth in average interest bearing deposits. Average interest bearing deposits were $494.0 million for the nine months ended September 30, 2008, which represented 69.1% of total average deposits and was an increase of $26.8 million, or 5.7%, over $467.2 million representing 69.9% of total average deposits in the first nine months of 2007.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company. The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years. Other interest bearing liabilities averaged $22.2 million in the nine months ended September 30, 2008 compared to $17.5 million for the same period one year earlier.

The average rate paid on interest-bearing liabilities of 2.7% in the nine months ended September 30, 2008 compared to 4.1% in the first nine months of 2007.

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

The Company provided $27.6 million to the allowance for credit losses for the nine months ended September 30, 2008, compared to $1.7 million for the same period in 2007.

The Company’s loan charge-offs totaled $18.4 million during the nine months ended September 30, 2008, compared to $1.3 million for the same period one year earlier. The Company recognized $35,000 and $254,000 in loan recoveries for the nine months ended September 30, 2008 and 2007, respectively.

The following schedule provides an analysis of the allowance for credit losses for the nine months ended September 30, 2008 and 2007, respectively:

	Nine months ended
(dollars in thousands)	September 30,
	2008	2007

Balance, beginning of period	$8,608	$7,329
Provision for credit losses	27,570	1,675
Charge-offs	(18,449)	(1,255)
Recoveries	35	254
Balance, end of period	$17,764	$8,003

See “Summary of Financial Results – Quarter ended September 30, 2008 – Provision for Credit Losses” for a discussion of the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
(dollars in thousands)	2008		2007
	Amount	Percent	Amount	Percent

International fee income	$1,403	26.3%	$434	8.1%
Depositor service charges	814	15.2%	497	9.3%
Gain on sale of securities	711	13.3%	-	0.0%
SBA loan servicing income	326	6.1%	338	6.3%
Other income - cash flow hedge	603	11.3%	-	0.0%
Gain on sale of SBA loans	556	10.4%	2,985	55.9%
Increase in value of life insurance	303	5.7%	308	5.8%
Other operating income	625	11.7%	780	14.6%

	$5,341	100.0%	$5,342	100.0%

Non-interest income totaled $5.3 million in the first nine months of 2008 and 2007. Non-interest income consists primarily of international fee income, gains recognized on sales of securities and SBA loans, SBA loan servicing income, and packaging fees and service charge income on deposit accounts.

For the nine months ended September 30, 2008 international fee income was $1.4 million compared to $434,000 for the nine months ended September 30, 2007. Additionally, included in non-interest income for the nine months ended September 30, 2008 was a hedge accounting adjustment of $603,000 pertaining to the Company’s interest rate swap and $711,000 from the sale of securities.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors. Gains recognized on sales of SBA loans were $556,000 in the nine months ended September 30, 2008 which represented a decrease of $2.4 million or 81.4% compared to $3.0 million for the same period one year earlier. The decrease was attributed to a lower volume of loans sold during the nine months ended September 30, 2008. During the nine six months of 2008 the Company sold $20.3 million in loans compared to $75.0 million sold in the same period one year earlier. The SBA loans sold during the first nine months of 2007 included $11.3 million of un-guaranteed loans which resulted in an additional $1.2 million of non-interest income from the gain on sale for that period.

Non-interest Expense

The components of other expense as a percentage of average earning assets are set forth in the following table for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
(dollars in thousands)	2008		2007
	Amount	Percent	Amount	Percent

Salaries and benefits	$17,421	3.0%	$15,796	3.0%
Occupancy	2,693	0.5%	2,450	0.5%
Data processing	1,769	0.3%	1,471	0.3%
Marketing and advertising	993	0.2%	1,105	0.2%
Director/shareholder expense	815	0.1%	473	0.1%
Legal and professional	738	0.1%	860	0.2%
Furniture and equipment	731	0.1%	699	0.1%
Deposit services	612	0.1%	719	0.1%
Other	2,277	0.4%	1,418	0.3%

	$28,049	4.8%	$24,991	4.8%

Operating expenses were $28.1 million for the nine months ended September 30, 2008, an increase of $3.1 million or 12.2% from $25.0 million for the nine months ended September 30, 2007. As a percentage of average earning assets, other expenses for the nine months ended September 30, 2008 and 2007 were 4.8% and 4.8%, respectively, on an annualized basis. In 2008, operating expenses were comprised primarily of salaries and benefits of $17.4 million, which compared to $15.8 million in 2007. The increase in salaries and benefits was primarily due to the additional headcount related to expansion of the business. At September 30, 2008, the Company employed 170 FTE compared to 164 FTE on the same date one year earlier. In addition, salaries and benefits included a charge of $1.0 million and $850,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in 2008 and 2007, respectively. Occupancy and data processing expense for the first nine months of 2008 was $4.5 million representing an increase of $541,000, or 13.8%, compared to $3.9 million for the same period one year earlier. The increase was primarily due to expansion of the business. Other expense for the nine months ended September 30, 2008 was $2.3 million compared to $1.4 million for the same period in 2007. The increase was primarily attributable to increases in fees and assessments.

Balance Sheet

Total assets of the Company at September 30, 2008 were $855.4 million, an increase of $80.6 million, or 10.4%, as compared to $774.8 million at December 31, 2007. Growth in total assets was principally due to an increase in loan balances.

The following table shows the Company’s loans by type and their percentage distribution for the periods ended September 30, 2008 and December 31, 2007.

(dollars in thousands)	September 30,	December 31,
	2008	2007

Commercial	$286,793	$272,660
SBA	69,921	56,945
Real estate construction	97,255	85,378
Land loans	41,136	56,196
Real estate other	130,845	114,846
Factoring and asset based lending	50,006	57,662
Other	10,767	9,042
Total gross loans	686,723	652,729
Unearned fee income	(1,817)	(1,856)
Total gross loans	684,906	650,873
Less allowance for credit losses	(17,764)	(8,608)
Total loans, net	$667,142	$642,265

Commercial	41.7%	41.8%
SBA	10.2%	8.7%
Real estate construction	14.2%	13.1%
Land loans	6.0%	8.6%
Real estate other	19.0%	17.6%
Factoring and asset based lending	7.3%	8.8%
Other	1.6%	1.4%
Total gross loans	100.0%	100.0%

Net loan balances increased to $667.1 million at September 30, 2008, which represented an increase of $24.9 million, or 3.9%, as compared to $642.3 million at December 31, 2007. The increase in loans was primarily in commercial and industrial loans and commercial real estate loans without a concentration in any one specific category of loans.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region. Commercial loans were $286.8 million at September 30, 2008, which represented an increase of $14.1 million, or 5.2%, compared to $272.7 million at December 31, 2007. At September 30, 2008, commercial loans comprised 41.7% of total loans outstanding compared to 41.8% at December 31, 2007.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At September, 2008, SBA loans comprised $69.9 million, or 10.2%, of total loans, an increase of $13.0 million, or 22.8%, from $56.9 million at December 31, 2007. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At September 30, 2008 and December 31, 2007, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

The Company’s construction loan portfolio primarily consists of loans to finance individual single-family residential homes, approximately half of which are owner-occupied projects. Construction loans increased $11.9 million, or 13.9%, to $97.3 million at September 30, 2008 over $85.4 million at December 31, 2007. Construction loan balances at September 30, 2008 and December 31, 2007 comprised 14.2% and 13.1%, respectively, of total loans.

Other real estate loans increased $939,000 or 0.5% to $172.0 million at September 30, 2008 over $171.0 million at December 31, 2007. The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans. Other real estate loans represented 25.0% of total loans at September 30, 2008 compared to 26.2% at December 31, 2007.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices. Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable. In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client. The asset-based lending program requires a security interest in all of a client’s accounts receivable. At September 30, 2008, factoring/asset- based loans totaled $50.0 million or 7.3% of total loans, a slight decrease as compared to $57.7 million or 8.8% of total loans at December 31, 2007.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes. At September 30, 2008, other loans totaled $10.8 million as compared to $9.0 million at December 31, 2007.

Deposits represent the Company’s principal source of funds. Most of the Company’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Company’s market area. The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of September 30, 2008 and December 31, 2007.

(dollars in thousands)	September 30,		December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$223,843	30.30%	$198,641	29.59%
Interest-bearing demand	4,224	0.57%	5,350	0.80%
Money market and savings	404,212	54.72%	372,923	55.55%
Certificates of deposit:
Less than $100	45,232	6.12%	22,896	3.41%
$100 and more	61,228	8.29%	71,546	10.65%

Total deposits	$738,739	100.00%	$671,356	100.00%

Deposits increased $67.4 million or 10.0% from $671.4 million at December 31, 2007 to $738.7 million at September 30, 2008. The increase in deposits was primarily in noninterest-bearing demand accounts. The increase was a result of marketing efforts to attract such deposits in order to meet the Bank’s liquidity needs and to accommodate projected loan funding. As of September 30, 2008, demand deposits and core deposits continued to represent 30.8% and 85.6%, respectively.

Leverage

Total gross loan balances at September 30, 2008 were $686.7million. The resulting loan to deposit ratio was 93.0%. Other earning assets at September 30, 2008 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $118.8 million. To date, the Company has deployed earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.

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

The Company’s Tier 1 capital at September 30, 2008 was $72.5 million, which was comprised of $39.1 million of capital stock and surplus, $16.4 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at September 30, 2008 and December 31, 2007 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of September 30,		As of December 31,
(dollars in thousands)	2008		2007
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$72,466	9.02%	$80,024	10.54%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$48,226	6.00%	$45,564	6.00%

Total Capital	$82,513	10.27%	$88,632	11.67%
(to Risk Weighted Assets)
Total capital minimum requirement	$80,377	10.00%	$75,940	10.00%

Company Leverage
Tier 1 Capital	$72,466	8.44%	$80,024	10.66%
(to Average Assets)
Tier 1 capital minimum requirement	$42,928	5.00%	$37,527	5.00%

Bank Capital Ratios
Tier 1 Capital	$70,394	8.77%	$77,096	10.17%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$48,154	6.00%	$45,491	6.00%

Total Capital	$80,426	10.02%	$85,704	11.30%
(to Risk Weighted Assets)
Total capital minimum requirement	$80,256	10.00%	$75,819	10.00%

Bank Leverage
Tier 1 Capital	$70,394	8.21%	$77,096	10.27%
(to Average Assets)
Tier 1 capital minimum requirement	$42,866	5.00%	$37,523	5.00%

The Company and the Bank were considered well capitalized at September 30, 2008.

Stock Repurchase Program

Effective May 5 2008, the Company announced a stock repurchase program to repurchase up to $5.0 million in shares of the Company for a nineteen month period extending to December 31, 2009. Buying under the program will be at management’s discretion taking into consideration such factors as the market price of the stock, available cash flow, general economic conditions and other factors. As of September 30, 2008, no share repurchases have occurred.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. The increased level of nonperforming assets at September 30, 2008 may have the potential to impact the Company’s ability to raise deposits and could result in higher deposit costs and/or lower liquidity. At September 30, 2008 and December 31, 2007, liquid assets as a percentage of deposits were 19.0% and 14.4%, respectively. In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale. The Company has $25.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs. At September 30, 2008, there were no balances outstanding on these lines. Additionally, as of September 30, 2008, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $121.0 million for which the Company had collateral in place to borrow $76.0 million. As of September 30, 2008, $10.0 million of this borrowing capacity was pledged to secure a letter of credit and $30.0 million pledged to secure other borrowings.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at September 30, 2008, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of September 30, 2008
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$113,735	$-	$-	$-	$-	$113,735
Interest bearing deposits in
other banks	1,380	981	2,554	-	-	4,915
U.S. Treasury securities	101	-	-	-	-	101
Agency securities	-	-	-	-	-	-
Loans	360,573	23,597	76,140	98,722	127,691	686,723
Total earning assets	$475,789	$24,578	$78,694	$98,722	$127,691	$805,474

Interest checking, money
market and savings	408,436	-	-	-	-	408,436
Certificates of deposit:
Less than $100,000	4,093	14,683	21,858	4,598	-	45,232
$100,000 or more	27,478	23,710	6,636	3,404		61,228
Other	-	20,000	10,000	-	17,527	47,527
Total interest-bearing liabilities	$440,007	$58,393	$38,494	$8,002	$17,527	$562,423

Interest rate gap	$35,782	$(33,815)	$40,200	$90,720	$110,164	$243,051
Cumulative interest rate gap	$35,782	$1,967	$42,167	$132,887	$243,051

Interest rate gap ratio	0.08	(1.38)	0.51	0.92	0.86
Cumulative interest rate
gap ratio	0.08	0.00	0.07	0.20	0.30

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at September 30, 2008 was asset sensitive in terms of its short-term exposure to interest rates. That is, at September 30, 2008 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice. This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate. In addition, the Company has invested in short-term fixed rate securities and entered into interest rate swaps to hedge the variable cash flows associated with $100.0 million of existing variable-rate assets.

The following table shows maturity and interest rate sensitivity of the loan portfolio at September 30, 2008 and December 31, 2007. At September 30, 2008, approximately 83.4% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of September 30, 2008
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$286,793	$156,639	$103,603	$26,551
SBA	69,921	6,689	4,261	58,971
Real estate construction	97,255	92,489	4,766	-
Land loans	41,136	36,608	2,254	2,274
Real estate-other	130,845	22,271	31,605	76,969
Factoring / Asset-Based Lending	50,006	47,304	2,702	-
Other	10,767	10,267	500	-
Total loans	$686,723	$372,267	$149,691	$164,765

	As of December 31, 2007
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$272,660	$161,013	$84,173	$27,474
SBA	56,945	12,059	3,174	41,712
Real estate construction	85,378	74,457	10,921	-
Land loans	56,196	52,880	3,316	-
Real estate-other	114,846	5,790	39,245	69,811
Factoring / Asset-Based Lending	57,662	55,834	1,828	-
Other	9,042	8,272	770	-
Total loans	$652,729	$370,305	$143,427	$138,997

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of September 30, 2008 those guarantees include the following:

•	Standby Letters of Credit in the amount of $17.1 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

(dollars in thousands)	As of September 30, 2008
	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Long-term contracts	13,728	$941	$4,315	$3,069	$5,403

Operating leases	-	-	-	-	-

Total	$13,728	$941	$4,315	$3,069	$5,403

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2007, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a defendant in any pending material legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of the Company, or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.

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

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

(a) Exhibits

See Index to Exhibits at page 39 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: November 6, 2008	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2008	By:	/s/ Thomas A. Sa
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