Form 10-K
period 2008-12-31
Bridge Capital Holdings
filed 2009-03-10
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                         December 31, 2008                  or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______________________________ to

000-50974
(Commission File Number)

Bridge Capital Holdings
(Exact name of registrant as specified in its charter)

California	80-0123855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

55 Almaden Boulevard, San Jose, CA   95113
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code:  (408) 423-8500

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq Capital Market

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
Yes ☒  No☐.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Bridge Capital Holdings was $70,505,920 as of June 30, 2008.

As of March 5, 2009, Bridge Capital Holdings had 6,888,424 shares of common stock outstanding.

Documents incorporated by reference: The Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

Forward-looking Statements

IN ADDITION TO THE HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND WHICH ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS. THE READER OF THIS ANNUAL REPORT SHOULD UNDERSTAND THAT ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT COULD AFFECT THEIR OUTCOME.  THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGINS; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, CONTINUE TO DETERIORATE OR FAIL TO IMPROVE,  RESULTING IN, AMONG OTHER THINGS, FURTHER DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT; (5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; (6) COSTS AND EXPENSES OF COMPLYING WITH THE INTERNAL CONTROL PROVISIONS OF THE SARBANES-OXLEY ACT AND OUR DEGREE OF SUCCESS IN ACHIEVING COMPLIANCE; (7) CHANGES IN SECURITIES MARKETS; (8) FUTURE CREDIT LOSS EXPERIENCE; (9) CIVIL DISTURBANCES OR TERRORIST THREATS OR ACTS, OR APPREHENSION ABOUT POSSIBLE FUTURE OCCURANCES OF ACTS OF THIS TYPE; (10) THE INVOLVEMENT OF THE UNITED STATES IN WAR OR OTHER HOSTILITIES; AND (11) THE MATTERS DISCUSSED IN THIS REPORT UNDER “ITEM 1A – RISK FACTORS” AND “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CRITICAL ACCOUNTING POLICIES. THEREFORE, THE INFORMATION IN THIS ANNUAL REPORT SHOULD BE CAREFULLY CONSIDERED AGAINST THESE UNCERTAINTIES AND RISKS WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY.

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

PART 1

Item 1.  Business

General

Bridge Capital Holdings (the “Company”) is a bank holding company.  The Company was incorporated in the State of California on April 6, 2004 for the purpose of becoming the holding company for its subsidiary, Bridge Bank, National Association (the “Bank:”).  As a bank holding company, the Company is supervised by the Board of Governors of the Federal Reserve System.

At December 31, 2008, the Company had total assets of approximately $947.6 million, total gross loans of $699.6 million and total deposits of $777.2 million.  At December 31, 2008, the Company had 171 full-time equivalent employees.

The Company acquired 100% of the voting shares of the Bank effective October 1, 2004 following approval of the Bank’s shareholders on May 20, 2004.  Information in this report dated prior to September 30, 2004 is for the Bank.   Prior to becoming a subsidiary of the Company, the common stock of the Bank had been registered with the Comptroller of the Currency (the “Comptroller”) under the Securities and Exchange Act of 1934, as amended.  After becoming the Bank’s holding company, the Company’s common stock was registered with the Securities and Exchange Commission.  Filings by Bridge Capital Holdings are made with the SEC rather than the Comptroller and are available on the SEC’s website, http://www.sec.gov as well as on the Company’s website http://www.bridgebank.com.

The Bank is a national banking association chartered by the Comptroller.  The Bank was organized on December 6, 2000 and commenced operations on May 14, 2001.

The Bank engages in general commercial banking business, and accepts checking and savings deposits, makes commercial, real estate, auto and other installment and term loans, and provides other customary banking services.  The Bank attracts the majority of its loan and deposit business from the residents and numerous small and middle market businesses and professional firms located in Santa Clara County. Its headquarters office is located at 55 Almaden Boulevard, San Jose, California 95113.  It maintains two branch offices and seven loan production offices, primarily in the Silicon Valley and San Francisco Bay Areas of California.

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

The Bank does not offer trust services, but it will attempt to make such services available to the Bank's customers through correspondent institutions.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits, and the Bank is a member of the Federal Reserve System.

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

For additional information concerning the Bank, see Selected Financial Data under Item 6 on page 26.

Competition

The banking business in Santa Clara County, as it is elsewhere in California, is highly competitive, and each of the major branch banking institutions operating in California has one or more offices in the Bank's service area.  The Bank competes in the marketplace for deposits and loans, principally against these banks, independent community banks, savings and loan associations, thrift and loan companies, credit unions, mortgage banking companies, and non-bank  institutions such as mutual fund companies and investment brokerage firms that claim a portion of the market.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns.  They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers.  For borrowers requiring loans in excess of the Bank's legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit.  As of December 31, 2008, the Bank's unsecured legal lending limit to a single borrower and such borrower's related parties was $17.5 million based on regulatory capital of $116.4 million.  However, for risk management purposes, the Bank has established internal policies, which at present provide lending limits that are less than the Bank’s legal lending limit.

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

Supervision and Regulation

Recent Developments

In response to the current economic downturn and financial instability, legislative and other governmental initiatives have been, and will likely continue to be introduced and implemented, which could substantially intensify the regulation of the financial services industry.  The Company cannot predict whether or when potential legislation will be enacted, the effect  that it, or any implemented regulations or supervisory policies would have on its’ financial condition or results of operations.

Emergency Economic Stabilization Act and American Recovery and Reinvestment Act

On October 3, 2008, Congress adopted the Emergency Economic Stabilization Act (“EESA”), including a Troubled Asset Relief Program (“TARP”).  TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $700 billion into the financial system for the purpose of improving liquidity in capital markets.  On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks and bank holding companies through a Capital Purchase Program (“CPP”).  The general terms of this CPP are as follows:

•	Treasury’s investment must be between 1% and 3% of the issuer’s risk-weighted assets;
•
Treasury’s preferred stock earns 5% dividends for the first five years and 9% dividends thereafter; dividends on preferred stock issued by holding companies are cumulative; dividends on preferred stock issued by banks without holding companies are non-cumulative;

•	No increase in common stock dividends for three years while Treasury is an investor;
•	No redemption of Treasury preferred stock for three years except from new high-quality private capital;
•	Treasury’s consent is required for stock repurchases;
•	Treasury receives warrants for common stock equal to 15% of Treasury’s total investment, with an exercise price based on the common stock’s market price;
•	Participating bank executives must agree to certain compensation restrictions and executive compensation above $500,000 may not be claimed as a tax deduction;
•	If an issuer fails to pay dividends for six quarters, whether or not consecutive, Treasury is entitled to appoint two persons to the issuer’s board of directors.

For private companies whose stock is not traded on an exchange, the terms are similar to those set forth above with the following significant differences:

•	After three years and through the tenth year if Treasury is still an investor, increases in dividends on common stock are limited to 3% per year except with Treasury’s consent;
•
Treasury receives warrants for additional preferred stock (with an exercise price of $0.01 per share) rather than common stock; this warrant preferred stock is equal to 5% of Treasury’s investment; this warrant preferred stock accrues common dividends at 9% per year from the date of issuance; and the issuer must redeem the standard preferred stock (accruing dividends at 5%) before redeeming the warrant preferred stock (accruing dividends at 9%).

For issuers that are Subchapter S corporations under the Internal Revenue Code, TARP has the following additional or different terms:

•	The issuer issues subordinated debt instead of preferred stock;
•
The subordinated debt bears interest at 7.7% for the first five years and 13.8% thereafter (assuming interest is deductible and a 35% tax rate, these rates are intended to be the economic equivalent of the 5% and 9% dividend rates for preferred stock);

•	A holding company issuer may defer interest payments for up to 20 quarters.

In December of 2008, in order to continue to support our current and prospective clients during this period of extreme economic uncertainty, the Company elected to participate in the CPP by issuing $23,864,000 in preferred stock to Treasury.

Under EESA, certain temporary increases in FDIC deposit insurance have also been approved.

•	From October 3, 2008, until December 31, 2009, the amount of deposit insurance provided by the FDIC is increased from $100,000 to $250,000. This temporary increase is automatic.
•
In addition, any depository institution will be able to provide full deposit insurance coverage until December 31, 2009, for non-interest bearing deposit transaction accounts, attorney trust accounts, and NOW accounts paying not more than 50 basis points of interest regardless of dollar amount.  These accounts are mainly payment-processing accounts, such as payroll accounts used by businesses.  Participants will be charged a 10-basis point surcharge to current insurance assessments for this additional coverage.  Bridge Bank is participating is this aspect of the program.

The transaction documents for the Capital Purchase Program give Treasury the unilateral right to change or add additional terms to the agreements.  Congress and Treasury are currently contemplating possible changed or additional terms, with substantial focus on executive compensation, tracking the use of TARP funds received by financial institutions and possible foreclosure relief.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy. In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP CPP recipients, such as the Company, and expands the class of employees to whom the limits and restrictions apply. ARRA also provides the opportunity for additional repayment flexibility for existing TARP CPP recipients.

Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain of the Company’s most highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP recipient to comply with certain other executive compensation related requirements.  However, both the ARRA and the existing Treasury guidelines contemplate that the Secretary of the Treasury will adopt standards to provide additional guidance regarding how the executive compensation restrictions under the ARRA and EESA will be applied.

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

Regulation of the Bank

The Bank is regulated and supervised by the Comptroller of the Currency and is subject to periodic examination by the Comptroller.  Deposits of the Bank's customers are insured by the FDIC up to the maximum limit of $100,000 (increased to $250,000 and unlimited for certain non-interest bearing deposits accounts through 2009; see “Recent Developments-Emergency Economic Stabilization Act” above) , and, as an insured bank, the Bank is subject to certain regulations of the FDIC.  As a national bank, the Bank is a member of the Federal Reserve System and is also subject to the regulations of the FRB.

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

The OCC can pursue an enforcement action against the Bank for unsafe and unsound practices in conducting its business, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency, or any written agreement with the agency.  During periods of economic stress, regulatory oversight can be expected to increase and regulatory agencies become more aggressive in responding to concerns and trends identified in examinations.  One result of this heightened activity is an increase in the issuance of enforcement actions. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

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

The Interstate Banking Act has contributed to the accelerated consolidation of the banking industry as a number of the largest bank holding companies have expanded into different parts of the country that were previously restricted.  The Interstate Banking Act and California law are expected to continue to increase competition in the environment in which the Bank operates to the extent that out-of-state financial institutions may directly or indirectly enter the Bank’s market areas.

Change in Bank Control

The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with regulations of the FRB and the Comptroller, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the Comptroller and not disapproved prior to any person or company acquiring "control" of a national bank, such as the Bank, subject to exemptions for some transactions.  Control is conclusively presumed to exist if an individual or company (i) acquires 25% or more of any class of voting securities of the bank or (ii) has the direct or indirect power to direct or cause the direction of the management and policies of the Bank, whether through ownership of voting securities, by contract or otherwise; provided that no individual will be deemed to control the Bank solely on account of being director, officer or employee of the Bank.  Control is presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

Regulation W

The FRB has adopted Regulation W to comprehensively implement sections 23A and 23B of the Federal Reserve Act.

Sections 23A and 23B and Regulation W limits transactions between a bank and its affiliates and limit a bank’s ability to transfer to its affiliates the benefits arising from the bank's access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system.  The statute and regulation impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a non-affiliate if an affiliate benefits from the transaction).  However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

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

Directors, officers and principal shareholders of the Bank, and the companies with which they are associated, may have banking transactions with the Bank in the ordinary course of business.  Any loans and commitments to loan included in these transactions must be made in compliance with the requirements of applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features.

Capital Adequacy Requirements

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios.  These guidelines, which apply to banks and bank holding companies, establish a systematic approach of assigning risk weights to bank assets and commitments, making capital requirements more sensitive to differences in risk profiles among banking organizations.  For these purposes, “Tier 1” capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill.  “Tier 2” capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves.  In calculating the relevant ratio, a bank’s assets and off-balance sheet commitments are risk-weighted; thus, for example, generally loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for inter-bank obligations and Government Agency securities, and 0% for vault cash and U.S. Government securities).  Under these regulations, to be considered adequately capitalized, banks and bank holding companies are required to maintain a risk-based capital ratio of 8%, with Tier 1 risk-based capital (primarily shareholders’ equity) constituting at least 50% of total qualifying capital or 4% of risk-weighted assets.  The Comptroller may impose additional capital requirements on banks based on market risk.

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

An institution that is less than well-capitalized cannot accept brokered deposits without the consent of the FDIC.  The appropriate federal banking agency, after notice and an opportunity for a hearing, is authorized to treat a well capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital-based classification if it is in an unsafe and unsound condition or engaging in an unsafe and unsound practice.  Thus, an adequately capitalized institution can be subjected to the restrictions (described below) that are imposed on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution), and an undercapitalized institution can be subjected to the restrictions (also described below) applicable to significantly undercapitalized institutions.  See “Supervision and Regulation — Prompt Corrective Action” for additional discussion regarding federal banking agency supervision.

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

At December 31, 2008, the Company and the Bank have capital ratios that place them in the “well capitalized” category. See Footnote 15 to the Bank’s Financial Statements included under Item 8 of this Annual Report.

Payment of Dividends

Historically the Company has not paid dividends but has retained earnings to support growth.  The ability of the Company to make dividend payments is subject to statutory and regulatory restrictions.  A California corporation such as the Company may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  In the event sufficient retained earnings are not available for the proposed distribution, a California corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation’s assets equal at least 125 percent of its liabilities and certain other conditions are met.  Most bank holding companies are unable to meet this last test and so must have sufficient retained earnings to fund a proposed distribution.

The primary source of funds for payment of dividends by the Company to its shareholders will be the receipt of dividends and management fees from the Bank.  FDIC policies generally allow cash dividends to be paid only from net operating income, and do not permit dividends to be paid until an appropriate allowance for loans and lease losses has been established and overall capital is adequate.  See “Supervision and Regulation – Capital Adequacy Requirements” for additional discussion regarding capital adequacy.

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

Community Reinvestment Act

Pursuant to the Community Reinvestment Act (“CRA”) of 1977, the federal regulatory agencies that oversee the banking industry are required to use their authority to encourage financial institutions to help meet the credit needs of the local communities in which such institutions are chartered, consistent with safe and sound banking practices.  When conducting an examination of a financial institution such as the Bank, the agencies assess the institution’s record of meeting the credit needs of its entire community, including low- and moderate- income neighborhoods.  This record is taken into account in an agency’s evaluation of an application for creation or relocation of domestic branches or for merger with another institution.  Failure to address the credit needs of a bank’s community may also result in the imposition of certain other regulatory sanctions, including a requirement that corrective action be taken.

Institutions with $250.0 million or more in assets are required to compile and report data on their lending activities to measure the performance of their loan portfolio.  Some of this data is already required under other laws, such as the Equal Credit Opportunity Act.  Institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan.  A strategic plan must be submitted to the institution’s regulator three months before its effective date and must be published for public comment.

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

Under FDICIA, the FDIC has developed a risk-based assessment system, which provides that the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities.  Through December 31, 2008, an institution’s risk category was based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  Each insured depository institution is also to be assigned to one of three supervisory groups:  Group A institutions were financially sound institutions with a few minor weaknesses; group B institutions were institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and group C institutions were institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each DIF member institution an annual FDIC assessment rate on DIF insured deposits.

Effective January 1, 2009, banks pay from 12 basis points to 50 basis points on deposits annually for deposit insurance.  The FDIC has proposed changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share.  Institutions would be classified into one of four risk categories.  Within each category, the FDIC will be able to assess higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC's loss in the event of failure without providing additional assessment revenue.  The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.  The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.  Together, the changes would improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15 percent by the end of 2013.  On February 27, 2009, the FDIC announced a special emergency assessment of 20 basis points payable September 30, 2009, with the possibility of an additional emergency assessment.

Prompt Corrective Action

The FDIC has authority: (a) to request that an institution’s primary regulatory agency (in the case of the Bank, the Comptroller) take enforcement action against it based upon an examination by the FDIC or the agency, (b) if no action is taken within 60 days and the FDIC determines that the institution is in an unsafe and unsound condition or that failure to take the action will result in continuance of unsafe and unsound practices, to order that action be taken against the institution, and (c) to exercise this enforcement authority under “exigent circumstances” merely upon notification to the institution’s primary regulatory agency.  This authority gives the FDIC the same enforcement powers with respect to any institution and its subsidiaries and affiliates as the primary regulatory agency has with respect to those entities.

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

Potential Enforcement Actions and Supervisory Agreements

Under federal law, national banks and their institution-affiliated parties may be the subject of potential enforcement actions by the Comptroller for unsafe and unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency.  During periods of economic stress, regulatory oversight can be expected to increase and regulatory agencies become more aggressive in responding to concerns and trends identified in examinations.  One result of this heightened activity is an increase in the issuance of enforcement actions.  Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

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

Subject to the approval of the Comptroller and certain other conditions, activities permissible for financial subsidiaries of national banks include, but are not limited to, the following:  (a) lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) providing certain insurance products (c) providing financial, investment, or economic advisory services, including advising an investment company; (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) underwriting, dealing in, or making a market in securities.

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

Safety and Soundness Standards

Federal banking regulators have adopted guidelines prescribing standards for safety and soundness.  The guidelines create standards for a wide range of operational and managerial matters including (a) internal controls, information systems, and internal audit systems; (b) loan documentation; (c) credit underwriting; (d) interest rate exposure; (e) asset growth; (f) compensation and benefits; and (g) asset quality and earnings.  Although meant to be flexible, an institution that falls short of the guidelines’ standards may be requested to submit a compliance plan or be subjected to regulatory enforcement actions.

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

Risks Related to the Credit Crisis

Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Many lenders and institutional investors, concerned about the stability of the financial markets generally and the strength of counterparties, have reduced or ceased to provide funding to borrowers, including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be increased when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation.  There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months.  Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

There can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) and American Recovery and Reinvestment Act (“ARRA”) will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the EESA, which evolved from the U.S. Treasury’s initial proposal in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. This was followed by the ARRA on February 17, 2009.  The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system.  There can be no assurance, however, as to the actual impact that the EESA or ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the EESA or ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Premiums for federal deposit insurance will increase and may increase more.

The Federal Deposit Insurance Corporation uses the Deposit insurance Fund (“DIF”) to cover insured deposits in the event of a bank failure, and maintains the fund by assessing member banks an insurance premium.  Recent failures have caused the DIF to fall below the minimum balance required by law, forcing the FDIC to consider action to rebuild the fund by raising the insurance premiums assessed member banks.  The FDIC has announced an increase in the premium of seven basis points in January 2009, with additional increases for institutions with greater risk profiles starting in the second quarter.  It announced an additional emergency assessment on February 27, 2009.  Depending on the frequency and severity of bank failures, future increases in premiums or assessments could be significant and negatively affect our earnings.

As a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.

The United States is currently in a serious economic downturn, as are economies around the world.  Financial markets are volatile, business and consumer spending has declined, and overall business activities have slowed.  A sustained or continuing weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:

•	a decrease in the demand for loans and other products and services offered by us;

•	a decrease in the value of our loans held for sale;

•	an increase or decrease in the usage of unfunded commitments;

•	an impairment of certain intangible assets, such as goodwill;

•
an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.  An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

Market and Interest Rate Risk

Changes in interest rates could reduce income and cash flow

The discussion in this report under “Item 7a Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference in this paragraph.  The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings (the “interest rate spread”). We cannot control or prevent changes in the level of interest rates.  They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.

Recent decreases in market interest rates have caused the Company’s interest rate spread to decline significantly, which reduces revenue and net income.  Sustained low levels of market interest rates will likely continue to put pressure on our profitability.  Any material reduction in interest rate spread could have a material adverse effect on our business, profitability and financial position.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, capital offerings and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that impact us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a reduction in the level of business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor or investor confidence in us.  Further, as a business bank, a significant portion of our deposits are raised from companies in amounts that exceed levels covered by FDIC insurance.  In addition, our ability to borrow could also be impaired by factors that are not specific to us, such as the severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking in the domestic and worldwide credit markets deteriorates.

The timing of conversion of Series B and B1 preferred stock depends on the trading price of our common stock

As described in the “Capital Resources” section of Managements Discussion and Analysis, as a response to the significantly increased risk and uncertainty presented by rapid deterioration in real estate values and economic conditions generally, the Company decided to raise additional capital.  In the fourth quarter of 2008, the Company completed a private placement of Series B and B1 mandatorily convertible preferred stock of $30.0 million.  Series B and B1 shares pay a dividend of 10% for a minimum period of eighteen months prior to conversion to common stock.  At that time, the preferred shares will convert to common shares, provided that the trading price of common shares averages $10 for the twenty days preceding conversion.  If this trading price is not achieved, the preferred shares will remain outstanding with voting rights equal to common shareholders at the dividend rate of 10%, which reduces cash flow available to pay dividends to common shareholders.  We can give no assurance about whether or when the trading value of our common shares would trigger conversion of Series B and B1 preferred shares.

Risks Related to the nature and geographical location of Bridge Capital Holdings’ business

Bridge Capital Holdings’ invests in loans that contain inherent credit risks that may cause us to incur losses

In our business as a lender, we face the risk that borrowers will fail to pay their loans when due.  If borrower defaults cause large aggregate losses, it could have a material adverse impact on our business, profitability and financial condition.    The Company closely monitors the markets in which it conducts its lending operations and adjusts its strategy to control exposure to loans with higher credit risk.  Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies.  We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  While this process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are dependent to a great extent on our subjective assessment based upon our experience and judgment.  During 2008, the rapid deterioration of real estate values prompted us to take substantial charges and provisions to the allowance for loan losses.  We can provide no assurance that the credit quality of our loans will not deteriorate in the future and that such deterioration will not adversely affect the Company and that our allowance for loan losses will be adequate to absorb actual losses in the future.

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

Adverse effects of, or changes in, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting us and our subsidiaries, may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations.  During periods of economic stress, regulatory oversight can be expected to increase and regulatory agencies become more aggressive in responding to concerns and trends identified in examinations.  Such a regulatory response may effect, among other things, growth rates, business mix,  capital levels and payment of dividends   Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including legislative and regulatory reactions to the current credit crisis, the terrorist attack on September 11, 2001 and future acts of terrorism, and major U.S. corporate bankruptcies and reports of accounting irregularities at U.S. public companies.

As noted above, on October 3, 2008, President Bush signed into law the EESA, which evolved from the U.S. Treasury’s initial proposal in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. This was followed by the ARRA on February 17, 2009.  Each of these laws contains provisions that allow for significantly increased supervisory activities as determined by regulatory agencies for Companies that accepted TARP capital.  We can give no assurance as to what form these authorities might take or whether and when they could be invoked.  The laws also set limits on executive compensation which may adversely impact our ability to attract and/or retain qualified executives.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

At December 31, 2008, the Company’s operations included facilities as follows:

The principal executive office and a full service banking office are located at 55 Almaden Boulevard, City of San Jose, County of Santa Clara, State of California.  The office consists of approximately 42,337 square feet on three floors of an eight-story office building.  24,767 square feet of the space was originally sublet from a prior tenant in a sublease which commenced December 26, 2003 and terminated December 31, 2006.  The sublease provided for an initial base rent of $28,730 with annual escalations to $45,819 in the final year of the sublease.  The Bank has entered into a direct lease with the landlord, which commenced immediately following the expiration of the sublease term on January 1, 2007 for 120 months ending on December 31, 2016.  The direct lease provides for an initial twelve-month period of reduced rent followed by a base rent of $47,305 beginning on January 1, 2008 and increasing 3.0% on each anniversary date thereafter.   The Bank has also entered into an additional direct lease with the landlord to occupy 17,570 square feet, which commenced November 1, 2006 and terminates on December 31, 2016.  The direct lease provides for an initial twelve-month period with no rent followed by an initial base rent of $36,897 with annual escalations to $48,142 in the final year of the lease.  The foregoing description is qualified by reference to the lease agreement dated November 1, 2006 Exhibit 10.16 to this Report.

A non-banking administrative office is located at 2120 El Camino Real, in the City of Santa Clara, County of Santa Clara, State of California.  The office is located in a freestanding, two-story building, consisting of 5,430 square feet, located at the intersection of El Camino Real and McCormick Drive.  The premises include 42 parking spaces situated on a 35,719 square foot parcel.  The premises are sublet from Washington Mutual Bank.  The sublease provides for a base rent of $13,583 per month from the commencement date until the first anniversary of the sublease. On each anniversary date of the commencement of the sublease, the base rent will be increased by 4.0% of the amount of the basic rent during the prior year.  The Bank is also responsible for real estate taxes and insurance costs. The sublease is for a period of ten (10) years, terminating on September 30, 2010. There is no option to extend the sublease beyond that date.  Current lease payments are $17,874 per month through the anniversary of the commencement date.  The foregoing description of the office is qualified by reference to the lease agreement dated August 31, 2000 exhibit 10.3 to this Report.

An additional full service banking office is located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California.  The office consists of approximately 6,495 square feet located in Suite 31 in the building known as the Palo Alto Office Center.  The Lease is an amendment to a lease which ended November 30, 2006 and is for a term of 86 months commencing on February 1, 2007 and ending on January 31, 2014.  The Lease provides for a base rent of $29,228 through the first anniversary of the lease date.  Effective with the first anniversary date the lease payments will be adjusted by a factor that is tied to the Consumer Price Index.  The foregoing description is qualified by reference to the lease agreement dated October 15, 2001 attached as exhibit 10.6 to this Report and the amendment to this lease agreement dated March 9, 2006 exhibit 10.17 to this Report.

In addition, the Bank operates loan production offices in San Francisco, Pleasanton, Sacramento, and Southern California as well as Dallas, Texas and Reston, Virginia.

Item 3.  Legal Proceedings

The Company is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated.  No director, officer, affiliate, more than 5.0% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.

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

	Sales Price of
	Common Stock (1)
Three Months Ended	Low	High

March 31, 2007	$20.00	$22.60
June 30, 2007	$21.25	$23.70
September 30, 2007	$20.86	$24.58
December 31, 2007	$21.00	$23.00

March 31, 2008	$17.77	$22.43
June 30, 2008	$11.73	$21.28
September 30, 2008	$9.00	$14.04
December 31, 2008	$3.30	$11.46

(1) Prices represent the actual trading history on the Nasdaq Capital Market.  Additionally, since trading in the Company’s common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company had 268 common shareholders of record as of December 31, 2008.

The Company's shareholders are entitled to receive dividends, when and as declared by its Board of Directors, out of funds legally available, subject to statutory and regulatory restrictions.  See “Supervision and Regulation – Payment of Dividends” for additional discussion regarding dividends.  A California corporation such as Bridge Capital Holdings generally may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.

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

So long as the Company’s Series B and B-1 preferred stock is outstanding, the Company cannot pay dividends on common stock unless full dividends have been declared and paid on the preferred stock.  So long as Treasury holds Series C preferred stock issued by the Company, the Company is subject to additional restrictions on payment of dividends on common stock.

The Company has not declared dividends on its common stock since inception of the Bank’s existence.  In the future, the Company may consider cash and stock dividends, subject to the restrictions on the payment of cash dividends as described above, depending upon the level of earnings, management's assessment of future capital needs and other factors considered by the Board of Directors.

The following chart reflects the total return performance of the Company’s common stock for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, including the performance of shares of common stock of the Bank prior to the formation of the Company as holding company for the Bank on October 1, 2004.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Bridge Capital Holdings	100.00	123.02	142.42	157.35	165.36	30.79
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Western Bank	100.00	113.64	118.32	133.50	111.51	108.57

Item 6.  Selected Financial Data

The following table presents certain consolidated financial information concerning the business of the Company.  This information should be read in conjunction with the Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

(dollars in thousands, except per share data)	As of and for the year ended
	December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Interest income	$58,692	$66,745	$52,962	$34,118	$19,457
Interest expense	13,827	19,160	14,271	6,615	2,896
Net interest income	44,865	47,585	38,691	27,503	16,561
Provision for credit losses	(31,520)	(2,275)	(1,372)	(2,162)	(1,671)
Net interest income after provision for credit losses	13,345	45,310	37,319	25,341	14,890
Other income	9,971	6,713	3,837	4,197	3,855
Other expenses	(36,318)	(33,574)	(27,279)	(19,981)	(13,596)
Income before income taxes	(13,002)	18,449	13,877	9,557	5,149
Income taxes	5,661	(7,583)	(5,243)	(3,832)	(2,112)
Net income (loss)	$(7,341)	$10,866	$8,634	$5,725	$3,037

Per Share Data:
Basic income (loss) per share	$(1.15)	$1.70	$1.38	$0.93	$0.50
Diluted income (loss) per share	(1.15)	1.57	1.27	0.85	0.46
Book value per common share	8.51	10.04	7.77	6.36	5.43
Cash dividend per common share	-	-	-	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$947,596	$774,832	$721,979	$536,520	$402,037
Loans, net	679,451	642,265	531,956	432,667	289,467
Deposits	777,245	671,356	644,987	468,158	352,456
Shareholders' equity	112,490	65,084	49,094	39,714	33,122

Average balance sheet amounts:
Assets	$831,958	$750,538	$606,506	$465,944	$341,466
Loans, net	671,065	581,253	458,648	348,592	240,465
Deposits	725,952	665,925	535,472	411,678	307,471
Shareholders' equity	67,551	56,192	44,646	36,017	30,768

Selected Ratios:
Return on average equity	-10.87%	19.34%	19.34%	15.90%	9.87%
Return on average assets	-0.88%	1.45%	1.42%	1.23%	0.89%
Efficiency ratio	66.23%	61.83%	64.14%	63.03%	66.59%
Total risk based capital ratio	16.90%	11.67%	11.74%	11.58%	13.77%
Net chargeoffs (recoveries) to average gross loans	3.14%	0.17%	0.00%	0.06%	0.08%
Allowance for loan losses to total gross loans	2.65%	1.32%	1.36%	1.35%	1.41%
Average equity to average assets	8.12%	7.49%	7.36%	7.73%	9.01%

Item  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Results

For the year ended December 31, 2008, the Company reported a net loss of $(7.3) million or $(1.15) basic and $(1.15) diluted earnings per share, compared with net income of $10.9 million or $1.70 basic and $1.57 diluted earnings per share for the year ended December 31, 2007 and $8.6 million or $1.38 basic and $1.27 diluted earnings per share for the year ended December 31, 2006.  The net loss for 2008 resulted primarily from an increase of $29.2 million for the provision for loan losses, offset, in part, by a decrease in the provision for income taxes of $13.2 million.   See the specific sections below for details regarding these changes.

Net income for 2007 represented an increase of $2.3 million compared to 2006 primarily due to an increase of $8.9 million in net interest income and an increase of $2.9 million in non-interest income, offset, in part by an increase in provision for credit losses of $900,000 and an increase of $6.3 million in other expense.

Net Interest Income and Margin

Net interest income is the principal source of the Company’s operating earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities.  The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the three years ended December 31, 2008, 2007 and 2006.

AVERAGE BALANCES, RATES AND YIELDS

(dollars in thousands)	Year Ended December 31,
	2008			2007			2006
		Interest			Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Interest earning assets (2):
Loans (1)	$686,107	$56,302	8.2%	$590,443	$61,008	10.3%	$466,529	$48,248	10.3%
Federal funds sold	74,635	1,066	1.4%	52,166	2,648	5.1%	78,946	3,990	5.1%
Interest bearing deposits	3,757	119	3.2%	-	-	-	-	-	-
Investment securities	24,218	1,205	5.0%	60,901	3,089	5.1%	17,523	724	4.1%
Total earning assets	788,717	58,692	7.4%	703,510	66,745	9.5%	562,998	52,962	9.4%

Noninterest earning assets:
Cash and due from banks	18,638			25,284			27,748
All other assets (3)	24,603			21,744			15,760
TOTAL	$831,958			$750,538			$606,506

Liabilities and shareholders' equity
Interest-bearing liabilities:
Deposits:
Demand	$5,139	12	0.2%	$5,382	40	0.7%	$3,902	34	0.9%
Savings	380,460	8,155	2.1%	371,371	13,783	3.7%	261,251	8,858	3.4%
Time	111,834	4,259	3.8%	88,542	4,281	4.8%	99,924	4,290	4.3%
Other	28,554	1,401	4.9%	17,802	1,056	5.9%	19,106	1,089	5.7%
Total interest-bearing
Liabilities	525,987	13,827	2.6%	483,097	19,160	4.0%	384,183	14,271	3.7%

Noninterest-bearing liabilities:
Demand deposits	228,519			200,630			170,395
Accrued expenses and other liabilities	9,901			10,619			7,282
Shareholders' equity	67,551			56,192			44,646
TOTAL	$831,958			$750,538			$606,506

Net interest income and margin		$44,865	5.7%		$47,585	6.8%		$38,691	6.9%

1)	Includes amortization of loan fees of $5.5 million for 2008, $5.9 million for 2007 and $4.2 million for 2006. Nonperforming loans have been included in average loan balances.

2)	Interest income is reflected on an actual basis, not on a fully taxable equivalent basis. Yields are based on amortized cost.

3)
Net of average allowance for credit losses of $13.3 million and average deferred loan fees of $1.8 million for 2008, average allowance for credit losses of $7.7 million and deferred loan fees of $1.5 million for 2007 and average allowance for credit losses of $6.5 million and deferred loan fees of $1.4 million for 2006.

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

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2008, 2007 and 2006:

VOLUME/RATE ANALYSIS

(dollars in thousands)	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Average	Average	Total	Average	Average	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans	$7,851	$(12,557)	$(4,706)	$12,804	$(44)	$12,760
Federal funds sold	321	(1,903)	(1,582)	(1,359)	17	(1,342)
Other	119	-	119	-	-	-
Investment securities	(1,825)	(59)	(1,884)	2,200	165	2,365
Total interest income	6,465	(14,518)	(8,053)	13,645	138	13,783

Interest expense:
Demand	(1)	(27)	(28)	11	(5)	6
Savings	195	(5,823)	(5,628)	4,087	838	4,925
Time	887	(909)	(22)	(550)	541	(9)
Other	528	(183)	345	(77)	44	(33)
Total interest expense	1,610	(6,942)	(5,333)	3,471	1,418	4,889

Change in net interest income	$4,856	$(7,576)	$(2,720)	$10,174	$(1,280)	$8,894

Net interest income was $44.9 million in 2008, comprised of $58.7 million in interest income and $13.8 million in interest expense.  Net interest income in 2007 was $47.6 million, comprised of $66.7 million in interest income and $19.2 million in interest expense.  The decrease of $2.7 million in net interest income in 2008 was primarily due to a decrease of $8.1 million in interest income offset, in part, by a decrease of $5.3 million in interest expense.

Net interest income for the year ended December 31, 2007 represented an increase of $8.9 million over $38.7 million for the year ended December 31, 2006.  The increase in net interest income was primarily a result of an increase of $13.8 million in interest income offset, in part, by an increase of $4.9 million in interest expense.

The net interest margin (net interest income divided by average earning assets) was 5.7% for the year ended December 31, 2008, as compared to 6.8% for the year ended December 31, 2007 and 6.9% for 2006.  The decline in net interest margin in 2008 was primarily the result of a decrease in short term interest rates, an increase in nonperforming loans, and decreased balance sheet leverage offset, in part, by an increase in income from interest rate swaps.  During the year ended December 31, 2008, the net settlement from interest rate swaps contributed $2.0 million to support net interest income compared to a loss of $204,000 for the year ended December 31, 2007.  Nonperforming loans had a negative impact on net interest margin of approximately 15 basis points in 2008.  The decline in net interest margin in 2007 compared to 2006 was primarily the result of growth in the volume of average interest bearing liabilities and decreased balance sheet leverage.

Average loans represented 87.0% of average earning assets in 2008 compared to 83.9% in 2007 and 82.9% in 2006.  In addition, in 2008 the Bank’s ratio of average loans to average deposits was 94.5%, up from 88.7% in 2007 and 87.1% in 2006 reflecting slightly faster loan growth relative to deposit funding.

Significant factors affecting net interest income include the volumes and mix of the loan, investment and deposit portfolios and changes in short-term interest rates. The interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 5.09%, 8.05%, and 7.96% for the years ended 2008, 2007, and 2006, respectively.

Interest Income

For the year ended December 31, 2008, the Company reported interest income of $58.7 million, a decrease of $8.1 million or 12.1% over $66.8 million reported in 2007.  The decrease in interest income primarily reflects a decrease in short term interest rates and an increase in nonperforming assets, offset, in part, by an increase in income from interest rate swaps.  Average earning assets were $788.7 million for the year ended December 31, 2008 an increase of $85.2 million or 12.1% over $703.5 million for the year ended December 31, 2007.

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

Interest Expense

Interest expense was $13.8 million for the year ended December 31, 2008, which represented a decrease of $5.3 million or 27.8% compared to $19.2 million for the year ended December 31, 2007.  The decrease in interest expense reflects the lower interest rates paid on liabilities in 2008 compared to 2007.  Average interest-bearing liabilities were $526.0 million for the year ended December 31, 2008, an increase of $42.9 million or 8.9% from $483.1 million for the year ended December 31, 2006.

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

Credit Risk and Provision for Credit Losses

The Bank maintains an allowance for credit losses which is based, in part, on the loss experience of the Bank and the California banking industry, the impact of economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans.  Based on management’s evaluation of such risks, additions of $31.5 million, $2.3 million and $1.4 million were made to the allowance for credit losses in 2008, 2007 and 2006, respectively.  The significant increase in provision for 2008 came in response to increased risk posed by significant deterioration in real estate values and economic conditions generally, in addition to charge offs taken on specifically identified exposures in real estate loans.  During 2008, the Bank had $21.7 million in charge offs, primarily due to the significant decrease in value of collateral securing real estate loans, and had recoveries of $120,000 as compared to $1.3 million in charge offs and $259,000 in recoveries in 2007 and no charge offs and $21,000 in recoveries in 2006.  The allowance for credit losses was $18.6 million representing 2.65% of total loans at December 31, 2008 as compared to $8.6 million representing 1.32% of total loans at December 31, 2007 and $7.3 million representing 1.36% of total loans at December 31, 2006.

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for inherent losses in the loan portfolio.  However, the Bank's loan portfolio, which includes approximately $256.4 million in real estate loans, representing approximately 36.7% of the portfolio, could be adversely affected if California economic conditions continue to contract and the real estate market in the Bank's market area were to further weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and Other Real Estate Owned (“OREO”) and the level of the allowance for loan losses, which could adversely affect the Bank's future growth and profitability.

See “Allowance for Loan Losses” for additional discussion regarding the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2008, 2007 and 2006:

(dollars in thousands)	Year Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Other income-cash flow hedge	$3,870	38.8%	$-	-	$-	-
International fee income	1,830	18.4%	658	9.8%	234	6.1%
Service charges on deposit accounts	1,166	11.7%	672	10.0%	498	13.0%
Gain on sale of securities	711	7.1%	-	0.0%	-	0.0%
Gain on sale of SBA loans	603	6.0%	3,564	53.1%	1,734	45.2%
SBA loan servicing fee income	445	4.5%	442	6.5%	548	14.3%
Increase in value-bank owned life insurance	400	4.0%	402	6.0%	320	8.3%
Off-balance sheet management fee	351	3.5%	79	1.2%	21	0.5%
Warrant income	3	0.0%	441	6.6%	29	0.8%
Other non-interest income	592	6.0%	455	6.8%	453	11.8%

	$9,971	100.0%	$6,713	100.0%	$3,837	100.0%

Non-interest income totaled $10.0 million in 2008, an increase of $3.3 million or 48.5% over $6.7 million in 2007.  Non-interest income of $6.7 million in 2007 represented an increase of $2.9 million or 75.0% over $3.8 million in 2006.  Non-interest income consists primarily of international fee income, gains recognized on sales of SBA loans, and service charge income on deposit accounts.  However, the increase in non-interest income during the year ending December 31, 2008 was primarily attributable to the termination of interest rate swaps having a combined notional value of $100.0 million.  Due to the significant decline in short-term interest rates, the loan pools designated as hedged against the interest rate swaps had decreased to a level that hedge accounting treatment was no longer applicable.  As such, the Company determined that it was economically beneficial to terminate the interest rate swaps and have the ability to immediately recognize $3.9 million in non-interest income and amortize a deferred gain of $4.7 million over the remaining term of the designated hedging relationship.  The increase in non-interest income in 2007 compared to 2006 was primarily due to increased SBA loan sales, international fee income, and warrant income.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustment of programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  Gains recognized on sales of SBA loans were $603,000 in 2008 which represented a decrease of $3.0 million or 83.1% compared to $3.6 million the same period one year earlier. The decrease was attributed to a lower volume of loans sold during the year.  During 2008 the Company’s SBA group funded $45.3 million in new loans and sold $20.8 million which compared to $86.4 million funded and $90.3 million sold in 2007 and $66.3 million funded and $51.4 million sold in 2006.  The SBA loans sold during 2007 included $11.3 million of un-guaranteed loans which resulted in an additional $1.2 million on non-interest income from the gain on sale for that period.

Non-interest Expenses

The components of other expense as a percentage of average assets are set forth in the following table for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
(dollars in thousands)	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Salaries and benefits	$21,399	2.6%	$20,990	2.8%	$17,417	2.9%
Occupancy	3,608	0.4%	3,390	0.5%	2,132	0.4%
Data services	2,439	0.3%	1,917	0.3%	1,528	0.3%
Marketing	1,312	0.2%	1,350	0.2%	1,081	0.2%
Professional services	1,174	0.1%	1,150	0.2%	825	0.1%
Furniture and equipment	982	0.1%	947	0.1%	701	0.1%
Director/Shareholder expenses	1,078	0.1%	837	0.1%	530	0.1%
Deposit services/supplies	695	0.1%	605	0.1%	525	0.1%
Third party services	30	0.0%	350	0.0%	925	0.2%
Assessments	665	0.1%	377	0.1%	208	0.0%
Other	2,936	0.4%	1,661	0.2%	1,407	0.2%

	$36,318	4.4%	$33,574	4.5%	$27,279	4.5%

Non-interest expenses were $36.3 million in 2008 as compared to $33.6 million in 2007 and $27.3 million in 2006.  Non-interest expense increased approximately $2.7 million in 2008 compared to 2007.  This increase was primarily attributable to increased salaries and benefits cost, occupancy cost, data services, marketing, professional services, director and shareholder cost, and loan related charges.  Non-interest expense increased approximately $6.3 million in 2007compared to 2006.  This increase was primarily attributable to increased salaries and benefits cost, occupancy cost, data services, marketing, professional services, director and shareholder cost, and loan related charges.  Non-interest expenses measured as a percentage of average assets were 4.4% in 2008, as compared to 4.5% in 2007 and 4.5% in 2006.

The increases in non-interest expenses reflect the impact of expansion of the business during 2008, 2007 and 2006.  During 2007, the Bank expanded its headquarters location to accommodate the expansion of the business and opened a loan production office in Sacramento, California.  During 2006, the Bank opened loan production offices in Dallas, Texas and Reston, Virginia.

Salaries and related benefits is the largest component of the Bank’s non-interest expense.  Salaries and benefits were $21.4 million for the year ended December 31, 2008 as compared to $21.0 million and $17.4 million for the years ended December 31, 2007 and 2006, respectively.  The Bank had 171 FTE at December 31, 2008 as compared to 170 FTE at December 31, 2007 and 134 FTE at December 31, 2006.  The increase in salaries and related benefits in 2007 compared to 2006 was primarily attributable to the increase in full time equivalent employees (FTE) related to expansion of the business and to higher incentive compensation related to performance of the Bank.

Occupancy expense for the year ended December 31, 2008 was $3.6 million and represented an increase of approximately $200,000 over $3.4 million for the prior year.  The increase was primarily due to the addition of a loan production office in the technology lending group.  Occupancy expense for the year ended December 31, 2007 was $3.4 million and represented an increase of approximately $1.3 million over $2.1 million for the prior year.  The increase was primarily due to additional rent expense related to the facility at 55 Almaden Boulevard, San Jose, California and the addition of a loan production office in the commercial lending group.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense in 2008 was $2.4 million which represented an increase of approximately $500,000 over $1.9 million one year earlier.  Data processing expense in 2007 was $1.9 million which represented an increase of approximately $400,000 over $1.5 million one year earlier.  The increases in data processing in both years are primarily due to increases in deposit transaction volumes.

Legal and professional expenses were $1.2 million for the years ended December 31, 2008 and 2007, respectively.   Legal and professional expenses were $1.2 million for the year ended December 31, 2007 represented an increase of $325,000 over $825,000 in 2006.  The increase in 2007 was primarily due to legal costs relating to general corporate matters and increases in ongoing accounting and auditing services.

Furniture and equipment expense of $982,000 for the year ended December 31, 2008 represented an increase of $35,000 compared to $947,000 in the same period one year earlier.  The increase in 2008 was primarily related to the expansion of the business.  Furniture and equipment expense of $947,000 for the year ended December 31, 2007 represented an increase of $246,000 compared to $701,000 in the same period one year earlier.  The increase in 2007 was primarily related to the increase in FTE.

As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.

Income Taxes

The Company’s effective tax rate was 43.5% for the year ended December 31, 2008, 41.1% for the year ended December 31, 2007 and 37.8% for the year ended December 31, 2006.  See Note 8 to the financial statements for additional information on income taxes.

Quarterly Income

The unaudited income statement data of the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth herein.  The results of operations are not necessarily indicative of results for any future period.  The following table shows the Bank’s unaudited quarterly income statement data for the years 2008, 2007, and 2006.

(dollars in thousands, except share amounts)	Three Months Ended
	March 31	June 30	September 30	December 31

Year Ended December 31, 2008:
Interest income	$16,021	$14,948	$14,258	$13,465
Interest expense	3,989	3,224	3,271	3,343
Net interest income	12,032	11,724	10,987	10,122
Provision for credit losses	2,370	6,200	19,000	3,950
Other income	1,671	1,715	1,955	4,630
Other expense	8,736	9,511	9,802	8,269
Income before income taxes	2,597	(2,272)	(15,860)	2,533
Income taxes	1,075	(945)	(6,655)	864
Net income (loss)	$1,522	$(1,327)	$(9,205)	$1,669

Earnings (loss) per share - basic	$0.24	$(0.20)	$(1.41)	$0.22
Earnings (loss) per share - diluted	$0.23	$(0.20)	$(1.41)	$0.23

Year Ended December 31, 2007:
Interest income	$15,378	$16,936	$17,627	$16,804
Interest expense	4,426	5,010	5,295	4,429
Net interest income	10,952	11,926	12,332	12,375
Provision for credit losses	200	1,000	475	600
Other income	1,294	2,612	1,435	1,372
Other expense	7,854	8,422	8,715	8,583
Income before income taxes	4,192	5,116	4,577	4,564
Income taxes	1,748	2,133	1,825	1,877
Net income	$2,444	$2,983	$2,752	$2,687

Earnings per share - basic	$0.38	$0.47	$0.43	$0.42
Earnings per share - diluted	$0.35	$0.43	$0.40	$0.39

Year Ended December 31, 2006:
Interest income	$10,928	$12,479	$14,329	$15,226
Interest expense	2,386	3,221	4,239	4,425
Net interest income	8,542	9,258	10,090	10,801
Provision for credit losses	222	450	100	600
Other income	1,083	1,078	799	877
Other expense	6,338	6,630	7,066	7,245
Income before income taxes	3,065	3,256	3,723	3,833
Income taxes	1,134	1,237	1,415	1,457
Net income	$1,931	$2,019	$2,308	$2,376

Earnings per share - basic	$0.31	$0.32	$0.37	$0.38
Earnings per share - diluted	$0.29	$0.29	$0.34	$0.35

FINANCIAL CONDITION AND EARNING ASSETS

As of December 31, 2008, total assets were $947.6 million, gross loans were $699.6 million and deposits were $777.2 million. Assets increased $172.8 million, a 22.3% increase from $774.80 million at December 31, 2007.  Gross loans increased $46.9 million, or 7.2% from $652.7 million at December 31, 2007.  Deposits increased $105.9 million, a 15.8% increase from $671.4 million at December 31, 2006.

As of December 31, 2007, total assets were $774.8 million, gross loans were $652.7 million and deposits were $671.4 million. Assets increased $52.9 million, a 7.3% increase from $722.0 million at December 31, 2006.  Gross loans increased $111.9 million, or 20.7% from $540.8 million at December 31, 2006.  Deposits increased $26.4 million, a 4.1% increase from $645.0 million at December 31, 2006.

Federal Funds Sold

Federal funds sold were $199.5 million at December 31, 2008 as compared to $13.4 million at December 31, 2007.  This increase is primarily due to the Company’s desire to hold significant liquidity on balance sheet as the credit crisis began to adversely impact the availability of borrowings and liquidity of assets.  The average balance of federal funds sold was $74.6 million in 2008 and $52.2 million in 2007.  These balances represented 10.3% and 7.8% of average deposits for 2008 and 2007, respectively.  They are maintained primarily for the short-term liquidity needs of the Bank.

Securities

The following table shows the composition of the securities portfolio at December 31, 2008, 2007 and 2006.

(dollars in thousands)	As of December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. treasury	$-	$-	$201	$202	$200	$200
U.S. government agencies	-	-	54,450	55,280	43,815	43,733
Total securities available for sale	-	-	54,651	55,482	44,015	43,933

Total investment securities	$-	$-	$54,651	$55,482	$44,015	$43,933

The maturities and yields of the investment portfolio are shown below:

		Due in one		Due after one year
(dollars in thousands)		year or less		through five years
			Weighted		Weighted
	Amortized		Average		Average
	Cost	Amount	Yield	Amount	Yield

As of December 31, 2008:
U.S. treasury	$-	$-	-	$-	-
U.S. government agencies	-	-	-	-	-
Total investment securities	$-	$-	-	$-	-

As of December 31, 2007:
U.S. treasury	$201	$201	4.5%	$-	0.0%
U.S. government agencies	54,450	23,942	4.5%	30,508	4.8%
Total investment securities	$54,651	$24,143	4.5%	$30,508	4.8%

Investment securities are classified as available for sale.  Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the balance sheet.  There was no pre-tax unrealized gain on securities available for sale at December 31, 2008.  The pre-tax unrealized gain on securities available for sale at December 31, 2007 was $831,000 as compared to a loss of ($82,000) at December 31, 2006.

Loan Portfolio

The following table shows the Bank’s loans by type and their percentage distribution for the five years ended December 31, 2008, 2007, 2006, 2005 and 2004.

(dollars in thousands)	As of December 31,
	2008	2007	2006	2005	2004

Commercial	$301,024	$272,660	$197,174	$182,396	$100,681
Real estate construction	98,105	85,378	103,710	84,792	42,323
Land loans	23,535	61,987	41,811	26,983	32,339
Real estate other	134,767	109,055	73,502	56,765	47,705
Factoring and asset based lending	55,761	57,662	56,924	38,184	22,342
SBA	77,043	56,945	59,888	46,867	45,251
Other	9,371	9,042	7,771	4,011	3,945
Total gross loans	699,606	652,729	540,780	439,998	294,586
Unearned fee income	(1,601)	(1,856)	(1,495)	(1,395)	(973)
Total loan portfolio	$698,005	$650,873	$539,285	$438,603	$293,613

Commercial	43.0%	41.8%	36.5%	41.5%	34.2%
Real estate construction	14.0%	13.1%	19.2%	19.3%	14.3%
Land loans	3.4%	9.5%	7.6%	6.1%	11.0%
Real estate other	19.3%	16.7%	13.6%	12.8%	16.2%
Factoring and asset based lending	8.0%	8.8%	10.5%	8.7%	7.5%
SBA	11.0%	8.7%	11.1%	10.7%	15.4%
Other	1.3%	1.4%	1.5%	0.9%	1.4%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

Gross loan balances increased to $699.6 million at December 31, 2008, which represented an increase of $46.9 million or 7.2% as compared to $652.7 million at December 31, 2007. The increase in loans was primarily in commercial and real estate term (includes longer term real estate loans and home equity lines), without a concentration in any one specific category of loans.  The increase was a result of general marketing efforts.  Gross loan balances increased to $652.7 million at December 31, 2007, which represented an increase of $111.9 million or 20.7% as compared to $540.8 million at December 31, 2006. The increase in loans was primarily in commercial and real estate term (includes longer term real estate loans, land loans and home equity lines), without a concentration in any one specific category of loans.  The increase was a result of general marketing efforts.

The Bank’s commercial loan portfolio represents loans to small and middle-market businesses primarily in the Santa Clara county region as well as loans to technology-based emerging growth companies.  Commercial loans were $301.0 million at December 31, 2008, which represented an increase of $28.4 million or 10.4% over $272.7 million at December 31, 2007.  At December 31, 2008, commercial loans comprised 43.0% of total loans outstanding as compared to 41.8% at December 31, 2007.   Commercial loans were $272.7 million at December 31, 2007, which represented an increase of $75.5 million or 38.3% over $197.2 million at December 31, 2006.  At December 31, 2007, commercial loans comprised 41.8% of total loans outstanding as compared to 36.5% at December 31, 2006.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans increased $25.7 million or 23.6% to $134.8 million at December 31, 2008 as compared to $109.1 million at December 31, 2007.  The increase was primarily attributable to other real estate term loans.  At December 31, 2008, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 56% of the total and approximately 36% were to finance buildings occupied by clients of the bank.  Less than 20% of term real estate loans at December 31 were to finance retail properties.  Other real estate loans increased $35.6 million or 48.4% to $109.1 million at December 31, 2007 as compared to $73.5 million at December 31, 2006.  The increase was primarily attributable to other real estate term loans.  At December 31, 2008, other real estate loans represented 19.3% of total loans as compared to 16.7% at December 31, 2007 and 13.6% at December 31, 2006.

The Bank’s land loan portfolio consists of land and land development loans related to future construction credits.  Land loans decreased $38.5 million or 62.0% to $23.5 million at December 31, 2008 as compared to $62.0 million at December 31, 2007.  Land loan balances at December 31, 2008 comprised 3.4% of total loans as compared to 9.5% at December 31, 2007.  In 2008, collateral values securing land loans declined severely as residential development projects declined in value.  Consequently the Bank undertook a focused effort to reduce outstanding balances in this category of loans through valuation charges and collections.    Land loans increased $20.2 million to $62.0 million at December 31, 2007 compared to $41.8 million at December 31, 2006.  Land loan balances at December 31, 2007 comprised 9.5% of total loans as compared to 7.6% at December 31, 2006.

Approximately half of the Bank’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial and multi-family development projects.  Construction loans increased $12.7 million, or 14.9%, to $98.1 million at December 31, 2008 as compared to $85.4 million at December 31, 2007.  Construction loan balances at December 31, 2008 comprised 14.0% of total loans as compared to 13.1% at December 31, 2007. Construction loans decreased $18.3 million, or 17.7%, to $85.4 million at December 31, 2007 as compared to $103.7 million at December 31, 2006.  Construction loan balances at December 31, 2007 comprised 13.1% of total loans as compared to 19.2% at December 31, 2006.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Bank receives client specific payment for client invoices.  Under the factoring program, the Bank purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Bank purchases the receivables subject to recourse from the Bank’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At December 31, 2008, factoring and asset based loans totaled $55.8 million or 8.0% of total loans as compared to $57.7 million or 8.8% of total loans at December 31, 2007.

The SBA line of business operates primarily in Santa Clara County.  The Bank, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 70% to 90% of the total loan.  In addition, the loan could be collateralized by a deed of trust on real estate.

Under the 504 program, the Bank lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Community Development Corporation makes an additional loan to the borrower and takes a deed of trust subject to the Bank’s position.  The Bank’s position in relation to the real estate “piggyback” loans can range from 50% to 70% loan to value.

At December 31, 2008, SBA loans comprised $77.0 million or 11.0% of total loans as compared to $57.0 million or 8.7% of total loans at December 31, 2007.  The Bank has the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.  At December 31, 2008 and 2007, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At December 31, 2008, other loans totaled $9.4 million as compared to $9.0 million at December 31, 2007.

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

The following table summarizes the activity in the allowance for loan losses.

(dollars in thousands)	Year ended December 31,
	2008	2007	2006	2005	2004

Balance, beginning of period	$8,608	$7,329	$5,936	$4,146	$2,683
Loans charged off by category:
Commercial and other	1,995	562	-	384	240
Real estate construction	5,536	-	-	-	-
Real estate land	13,518	-	-	-	-
Real estate other	645	16	-	-	-
Factoring and asset-based lending	-	677	-	-	-
Consumer	-	-	-	-	-
Total charge-offs	21,694	1,255	-	384	240
Recoveries by category:
Commercial and other	83	259	21	12	32
Real estate construction	37	-	-	-	-
Real estate land	-	-	-	-	-
Real estate other	-	-	-	-	-
Factoring and asset-based lending	-	-	-	-	-
Consumer	-	-	-	-	-
Total recoveries	120	259	21	12	32
Net (recoveries) charge-offs	21,574	996	(21)	372	208
Provision charged to expense	31,520	2,275	1,372	2,162	1,671
Balance, end of year	$18,554	$8,608	$7,329	$5,936	$4,146

The increase in the allowance for loan losses is attributable to (1) an increase in nonperforming loans; (2) an increase in gross loan balances; and (3) an increase in unidentified probable, estimable losses due to stress from the credit crisis and general deterioration in economic conditions.  More specifically, the Company took significant charges against land development loan portfolios in response to deterioration in real estate values.  As a result of this experience the Company determined that higher reserves against these categories of loans were appropriate.  In addition, as the stresses that began in the credit markets became more widespread causing a severe downturn in the broader economy, the Company increased its estimates of unidentified probable losses in other categories of loans.

Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as a percentage of total gross loans at December 31 of the previous five years as follows:

(dollars in thousands)	As of December 31,
	2008	2007	2006	2005	2004

Commercial and other	$6,179	$3,124	$1,831	$2,029	$998
Real estate other	2,495	2,356	1,152	721	1,132
Real estate construction	5,197	783	1,082	742	444
Land loans	1,592	-	-	-	-
Factoring / asset based lending	1,222	1,239	1,415	443	312
SBA	1,673	1,053	1,803	1,975	1,231
Other	196	53	46	26	29
	$18,554	$8,608	$7,329	$5,936	$4,146

Commercial and other	0.9%	0.5%	0.3%	0.5%	0.3%
Real estate other	0.4%	0.4%	0.2%	0.2%	0.4%
Real estate construction	0.7%	0.1%	0.2%	0.2%	0.2%
Land loans	0.2%	0.0%	0.0%	0.0%	0.0%
Factoring / asset based lending	0.2%	0.2%	0.3%	0.1%	0.1%
SBA	0.2%	0.2%	0.3%	0.4%	0.4%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
	2.7%	1.3%	1.4%	1.3%	1.4%

Loans for which the accrual of interest has been suspended, restructured loans, and other loans with principal or interest contractually past due 90 days or more as set forth in the following table as of December 31 of each year:

	As of December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Loans accounted for on a non-accrual basis	$15,772	$4,914	$437	$2,320	$1,026
Loans restructured and in compliance with modified terms	-	-	-	-	-
Other loans with principal or interest contracturally past due 90 days or more	-	-	-	-	-
	$15,772	$4,914	$437	$2,320	$1,026

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.  There were sixteen non-accrual loans, representing fourteen relationships at December 31, 2008 totaling $15.8 million as compared to four non-accrual loans at December 31, 2007 totaling $4.9 million and two non-accrual loans at December 31, 2006 totaling $437,000.  Nonperforming loans have increased primarily as a result of substantial deterioration in the real estate market.  The following table sets forth the components of nonperforming loans as of December 31, 2008:

(dollars in thousands)

December 31, 2008
Classification	Amount	Collateral

Land	2,616	Lots for retail development in Sacramento County
Land	2,503	Lots for single family homes in Idaho
Land	109	Lots for single family homes in Amador County
Land	382	Lots for single family homes in Alameda County

	5,610

Construction	900	Completed luxury single family home in Alameda County
Construction	775	Lots for single family homes in Santa Clara County
Construction	700	Lots for single family homes and commercial office space in Alameda County
Construction	489	Partially completed home in Santa Cruz County
Construction	5,526	Commercial condominiums in Sacramento County

	8,390

Commercial	453	Business assets
Real estate other	1,319	Single family residences

Total nonperforming loans	$15,772

Income on such loans is only recognized to the extent that cash is received and where the future collection of principal is probable.  Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

At December 31, 2008, 2007, and 2006, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

At December 31, 2008 and 2007, there were three properties valued at $1.1 million and one commercial property valued at $425,000, respectively that were categorized as “other real estate owned”.  At December 31, 2006 there were no properties owned by the Bank acquired through the foreclosure process.

Funding

Deposits represent the Bank’s principal source of funds.  Most of the Bank’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank’s market area.  The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of December 31, 2008, 2007 and 2006.

(dollars in thousands)	As of December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$284,319	36.58%	$198,641	29.59%	$198,639	30.80%
Interest-bearing demand	4,267	0.55%	5,350	0.80%	3,901	0.60%
Money market and savings	335,200	43.13%	372,923	55.55%	333,838	51.76%
Certificates of deposit:
Less than $100	92,997	11.96%	22,896	3.41%	28,918	4.48%
$100 and more	60,462	7.78%	71,546	10.66%	79,691	12.36%

Total deposit portfolio	$777,245	100.00%	$671,356	100.00%	$644,987	100.00%

Deposits increased $105.9 million or 15.8% from $671.4million at December 31, 2007 to $777.2 million at December 31, 2008. The increase in deposits was primarily in non-interest bearing demand and certificates of deposit raised from the Bank’s primary market in Santa Clara County.  The increase can be attributed to marketing efforts from the Bank’s main office in San Jose and branch office in Palo Alto and certificates of deposit raised from institutions in order to manage balance sheet liquidity.

Capital Resources

The Company's capital resources consist of shareholders' equity, trust preferred securities and (for regulatory purposes) the allowance for credit losses (subject to limitations).   At December 31, 2008, the Company’s capital resources increased $50.1 million to $138.7 million from $88.6 million at December 31, 2007.  Tier 1 capital increased $29.2 million to $109.2 million and Tier 2 capital increased $20.9 million primarily due to the issuance of $53.9 million in preferred stock.  During 2008, as a response to the significantly increased risk and uncertainty presented by rapid deterioration in real estate values and economic conditions generally, the Company decided to raise additional capital.  In the fourth quarter of 2008, the Company completed a private placement of mandatorily convertible preferred stock of $30.0 million and issued $23.9 million of preferred stock under the U.S. Government’s TARP.

The following is a summary of the Company’s two issuances of Preferred Stock for the year ended December 31, 2008:

Private Placement

On December 17, 2008, the Company completed the private placement sale of 131,901 shares of its Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock and 168,099 shares of its Series B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock, for aggregate consideration of $30 million, which is $100 per share for both series of shares, to a private fund.  The Series B and Series B-1 shares (collectively the “shares”) accrue dividends at a rate of 10% per annum, payable quarterly.

Initially the holders of the Series B shares shall have voting rights at a rate of 10 votes per share and to convert their shares in to shares of the Company’s common stock at a conversion rate of $10 per share, subject to customary adjustments for splits, dividends and other similar transactions.  The holders of the Series B-1 shares initially will have no such rights.  The Company is required to hold a special meeting of its shareholders to approve the conversion and voting rights of the preferred shares.  If the conversion and voting rights are approved, the Series B-1 preferred shares will then have conversion and voting rights similar to the Preferred B shares. If the conversion and voting rights are not approved, only the Series B shares will have voting and conversion rights.

Each Series B and B-1 preferred share shall automatically convert to common stock after the later of 18 months or such time that shareholder and regulatory approvals, to the extent required for conversion, are received (“Mandatory Conversion Date”).  If the average closing price of the Company’s common stock does not equal or exceed $10 per share over the 20 consecutive trading days immediately prior to the Mandatory Conversion Date (the Current Market Price Condition), such date will be extended for successive six-month periods until the Current Market Price Condition is met.

The Company can force conversion of the shares into common stock on or after January 15, 2010 through June 30, 2010, if (a) the Company fully pays the accrued dividends and prepays the dividends that would have accrued up through June 30, 2010, (b) the Company’s shareholders have approved the conversion and (c) the Current Market Price condition is met. Subsequent to June 30, 2010, the Company can force conversion of the shares into common stock if the above three conditions are met, with the only exception being the necessity to pay all dividends accrued through the date of conversion as opposed to prepaying any such amount.

Troubled Assets Relief Program (TARP)

On December 23, 2008, the Company issued 23,864 shares of its Fixed Rate Cumulative Perpetual Series C Preferred Stock, having a liquidation value of $23,864,000, to the United States Department of the Treasury (the Treasury). Dividends accrue at the rate of 5% per annum for the first five years and then 9% per annum thereafter.  The dividends will be paid only as declared by the Board of Directors of the Company.  However, in the event such dividends have not been paid for six or more quarters, whether or not consecutive, the Holders of the Series C Preferred shares will have the right to elect two members to the Company’s Board of Directors.

In addition the Company issued a warrant to purchase up to 396,412 shares of the Company’s common stock at a purchase price of $9.03 per share, subject to certain adjustment provisions such as stock splits, issuances of Common Stock at or below a specified price relative to the then current market price of the stock, and other provisions.  The Warrant expires ten years from the issuance date.  The Warrant is exercisable in whole or in part at any time except that the Treasury may not exercise more than one-half of the shares underlying the Warrant prior to the earlier of i) December 31, 2009 or ii) the date on which the Company receives gross proceeds of not less than $23,864,000 in one or more Qualified Equity Offerings.  In addition, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Prior to December 31, 2011, unless the Company has redeemed the Series C Preferred shares or the Treasury has transferred the Series C Preferred Shares to a third party, consent of the Treasury will be required for the Company to 1) pay any dividend or other distribution to the holders of the Common Stock or 2) redeem, purchase or acquire any shares of Common Stock or other equity securities other than in connection with benefit plans consistent with past practices.  In addition, the Company’s ability to declare common dividends or repurchase Common Stock or other equity securities will be subject to restrictions in the event the Company fails to declare and pay, or set aside for payment, the full amount of dividends on the Series C Preferred Shares.  Finally, the Company has agreed, so long as the Treasury holds any securities of the Company, to ensure that its benefit plans with respect to its senior executive officers comply with the applicable provisions of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009.

Issuance costs of $468,000 incurred in connection with the issuance of both the private placement and TARP securities have been charged against Additional Paid in Capital.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for credit losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of December 31, 2008, the Company's and the Bank’s total risk-based capital ratios were 16.9% and 14.2%, respectively (11.7% for the Company and 11.3% for the Bank at December 31, 2007).

The following table reflects the Company's capital ratios for the period ended December 31, 2008 and 2007 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

(dollars in thousands)	As of December 31,
	2008		2007
	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$109,221	13.31%	$80,024	10.54%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$49,252	6.00%	$45,564	6.00%

Total Capital	$138,725	16.90%	$88,632	11.67%
(to Risk Weighted Assets)
Total capital minimum requirement	$82,086	10.00%	$75,940	10.00%

Company leverage
Tier 1 Capital	$109,221	12.36%	$80,024	10.66%
(to Average Assets)
Total capital minimum requirement	$44,170	5.00%	$37,527	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$106,137	12.94%	$77,096	10.17%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$49,206	6.00%	$45,491	6.00%

Total Capital	$116,388	14.19%	$85,704	11.30%
(to Risk Weighted Assets)
Total capital minimum requirement	$82,010	10.00%	$75,819	10.00%

Bank leverage
Tier 1 Capital	$106,137	12.03%	$77,096	10.27%
(to Average Assets)
Total capital minimum requirement	$44,125	5.00%	$37,523	5.00%

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

The Bank is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations.  The Bank strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. At December 31, 2008, liquid assets as a percentage of deposits were 29.0% as compared to 14.4% in 2007.  In addition to cash and due from banks, liquid assets include interest-bearing deposits with other banks, federal funds sold, and unpledged securities available for sale.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at December 31, 2008, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate gap divided by interest rate sensitive assets) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank’s balance sheet at December 31, 2008 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at December 31, 2008 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases.  Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Bank have been written with a minimum “floor” rate.

DISTRIBUTION OF REPRICING OPPORTUNITIES

(dollars in thousands)	As of December 31, 2008
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$199,525	$-	$-	$-	$-	$199,525
Interest bearing deposits in other banks	686	2,554	-	-	-	3,240
U.S. treasury and agency securities	-	-	-	-	-	-
Loans	280,324	79,239	88,901	110,967	140,175	699,606
Total earning assets	480,535	81,793	88,901	110,967	140,175	902,371

Interest checking, money market and savings deposits	339,467	-	-	-	-	339,467
Certificates of deposit:
Less than $100,000	34,646	7,475	44,798	5,278	-	92,197
$100,000 or more	33,610	8,106	14,762	4,784	-	61,262
Total interest-bearing liabilities	407,723	15,581	59,560	10,062	0	492,926

Interest rate gap	$72,812	$66,212	$29,341	$100,905	$140,175	$409,445
Cumulative interest rate gap	$72,812	$139,024	$168,365	$269,270	$409,445

Interest rate gap ratio	0.15	0.81	0.33	0.91	1.00
Cumulative interest rate gap ratio	0.15	0.25	0.26	0.35	0.45

The following table shows maturity and interest rate sensitivity of the loan portfolio at December 31, 2008 and 2007.  At December 31, 2008, approximately 79.0% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of December 31, 2008
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$301,024	$167,110	$106,946	$26,968
Real estate construction	98,105	98,105	-	-
Real estate land	23,535	16,442	4,834	2,259
Real estate other	134,767	19,673	36,475	78,619
Factoring and asset based lending	55,761	54,761	1,000	-
SBA	77,043	6,874	4,318	65,851
Other	9,371	9,100	271	-
Total loans	$699,606	$372,065	$153,844	$173,697

	As of December 31, 2007
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$272,660	$161,013	$84,173	$27,474
SBA	56,945	12,059	3,174	41,712
Real estate construction	85,378	74,457	10,921	-
Real estateother	171,042	58,670	42,561	69,811
Factoring and asset based lending	57,662	55,834	1,828	-
Other	9,042	8,272	770	-
Total loans	$652,729	$370,305	$143,427	$138,997

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements.  As of December 31, 2008 those guarantees include the following:

Financial Letters of Credit in the amount of $15.4 million

The table below summarizes the Bank’s off-balance sheet contractual obligations.

(dollars in thousands)	As of December 31, 2008
	Payments due by period
		Less Than	1 - 3	3 - 5	More than
Contractural Obligations	Total	1 year	years	years	5 years

Long-term contracts	$2,166	$242	$1,924	$-	$-

Operating leases	13,254	1,859	3,513	3,435	4,447

Total	$15,420	$2,101	$5,437	$3,435	$4,447

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	50-51

Balance Sheets, December 31, 2008 and 2007	52

Statements of Operations for the years ended December 31, 2008, 2007 and 2006	53

Statement of Shareholders' Equity and Comprehensive Income for the years ended
December 31, 2008, 2007 and 2006	54

Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	55

Notes to Financial Statements	56-77

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

* * * * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bridge Capital Holdings

We have audited the consolidated balance sheets of Bridge Capital Holdings and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period   ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express opinions on these consolidated financial statements based on our audits.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), Bridge Capital Holdings and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2009, expressed an unqualified opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridge Capital Holdings and Subsidiary as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Palo Alto, California
March 5, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Bridge Capital Holdings and Subsidiary
San Jose, California

We have audited Bridge Capital Holdings and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2008 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended, and our report dated March 5, 2009 expressed an unqualified opinion on those financial statements.

Palo Alto, California
March 5, 2009

Bridge Capital Holdings and Subsidiary
Consolidated Balance Sheets
(dollars in thousands)

	As of December 31,
	2008	2007
Assets:
Cash and due from banks	$18,421	$27,440
Federal funds sold	199,525	13,395
Total cash and equivalents	217,946	40,835

Interest bearing deposits in other banks	7,268	-
Investment securities available for sale	-	55,482
Loans, net of allowance for credit losses of $18,554 at December 31, 2008 and $8,608 at December 31, 2007	679,451	642,265
Premises and equipment, net	4,790	5,005
Other real estate owned	1,096	425
Accrued interest receivable	3,137	4,400
Other assets	33,908	26,420
Total assets	$947,596	$774,832

Liabilities and Shareholders' Equity:
Deposits:
Demand noninterest-bearing	$284,319	$198,641
Demand interest-bearing	4,267	5,350
Savings	335,200	372,923
Time	153,459	94,442
Total deposits	777,245	671,356

Junior subordinated debt securities	17,527	17,527
Other borrowings	30,000	10,000
Accrued interest payable	511	210
Other liabilities	9,823	10,655
Total liabilities	835,106	709,748

Commitments and contingencies	-	-

Shareholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized; 323,864 shares issued and outstanding at December 31, 2008;	53,864	-
Common stock, no par value; 30,000,000 shares authorized; 6,888,424 shares issued and outstanding at December 31, 2008; 6,485,630 shares issued and outstanding at December 31, 2007;	36,833	35,974
Additional paid in capital	2,822	1,723
Retained earnings	17,916	25,409
Accumulated other comprehensive income	1,055	1,978
Total shareholders' equity	112,490	65,084
Total liabilities and shareholders' equity	$947,596	$774,832

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statements of Operations
(dollars in thousands, except share data)

	Year Ended December 31,
	2008	2007	2006
Interest Income:
Loans	$56,302	$61,008	$48,248
Federal funds sold	1,066	2,648	3,990
Interest bearing deposits in other banks	119	-	-
Investment securities available for sale	1,205	3,089	724
Total interest income	58,692	66,745	52,962

Interest Expense:
Deposits	12,426	18,104	13,182
Other	1,401	1,056	1,089
Total interest expense	13,827	19,160	14,271

Net interest income	44,865	47,585	38,691
Provision for credit losses	31,520	2,275	1,372
Net interest income after provision for credit losses	13,345	45,310	37,319

Non-Interest Income:
International fee income	1,830	658	234
Service charges on deposit accounts	1,166	672	498
Gain on sale of securities	711	-	-
Gain on sale of SBA loans	603	3,564	1,734
SBA loan servicing fee income	445	442	548
Increase in value-bank owned life insurance	400	402	320
Off-balance sheet management fee	351	79	21
Other non-interest income	4,465	896	482
Total non-interest income	9,971	6,713	3,837

Operating Expenses:
Salaries and benefits	21,399	20,990	17,417
Occupancy	3,608	3,390	2,132
Data services	2,439	1,917	1,528
Marketing	1,312	1,350	1,081
Professional services	1,174	1,150	825
Furniture and equipment	982	947	701
Director/Shareholder expenses	1,078	837	530
Deposit services/supplies	725	605	525
Other	3,601	2,388	2,540
Total operating expenses	36,318	33,574	27,279

Income (loss) before income taxes	(13,002)	18,449	13,877
Income taxes	(5,661)	7,583	5,243
Net income (loss)	$(7,341)	$10,866	$8,634

Basic earnings per share	$(1.15)	$1.70	$1.38
Diluted earnings per share	$(1.15)	$1.57	$1.27
Average common shares outstanding	6,502,376	6,380,100	6,274,051
Average common and equivalent shares outstanding	6,502,376	6,925,904	6,816,700

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(dollars in thousands, except share data)

					Accumulated	Total
	Common Stock and		Preferred		Other	Share-
	Additional Paid in Capital		Stock	Retained	Comprehensive	holders'
	Shares	Amount	Amount	Earnings	Income (loss)	Equity

Balance at December 31, 2005	6,227,596	$33,907		$5,909	$(102)	$39,714

Stock options exercised	91,098	619		-	-	619

Tax benefit from exercise of non qualified stock options	-	141		-	-	141

Stock based compensation	-	760		-	-	760

Other comprehensive income	-	-		-	(774)	(774)

Net income for the year	-	-		8,634	-	8,634

Balance at December 31, 2006	6,318,694	$35,427	$-	$14,543	$(876)	$49,094

Stock options exercised	105,231	801		-	-	801

Tax benefit from exercise of non qualified stock options	-	316		-	-	316

Stock based compensation	-	1,153		-	-	1,153

Other comprehensive income	-	-		-	2,854	2,854

Net income for the year	-	-		10,866	-	10,866

Balance at December 31, 2007	6,423,925	$37,697	$-	$25,409	$1,978	$65,084

Stock options exercised	147,554	572		-	-	572

Issuance of preferred stock			53,864			53,864

Preferred stock issuance cost		(469)				(469)

Tax benefit from exercise of non qualified stock options	-	508		-	-	508

Dividends paid on preferred stock	-			(152)	-	(152)

Stock based compensation	-	1,347		-	-	1,347

Other comprehensive income	-	-		-	(923)	(923)

Net (loss) for the year	-	-		(7,341)	-	(7,341)

Balance at December 31, 2008	6,571,479	$39,655	$53,864	$17,916	$1,055	$112,490

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash Flows From Operating Activities:

Net (loss) income	$(7,341)	$10,866	$8,634
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	31,520	2,275	1,372
Depreciation and amortization	1,565	1,041	840
Deferred income tax (credit)	(4,835)	(1,854)	(1,340)
Stock based compensation	1,347	1,153	760
Proceeds from loan sales	20,774	90,334	51,359
Loans originated for sale	(45,267)	(86,427)	(66,268)
Increase in accrued interest receivable and other assets	(5,290)	(2,421)	(2,950)
Increase in accrued interest payable and other liabilities	3,557	722	2,478
Net cash provided (used in) by operating activities	(3,970)	15,689	(5,115)

Cash Flows From Investing Activities:

Purchase of securities available for sale	-	(38,462)	(41,984)
Proceeds from maturities of securities available for sale	54,750	28,100	10,625
Purchase of interest bearing deposits	(7,268)	-	-
Net increase in loans	(44,884)	(117,341)	(85,752)
Purchase of fixed assets	(1,373)	(2,841)	(2,085)
Net cash used in investing activities	1,225	(130,544)	(119,196)

Cash Flows From Financing Activities:

Net increase in deposits	105,889	26,368	176,830
Proceeds from sale of preferred stock	53,864	-	-
Proceeds from sale of common stock	572	1,117	619
Preferred stock issuance cost	(469)
Increase in other borrowings	20,000	10,000	(4,473)
Net cash provided by financing activities	179,856	37,485	172,976

Net (Decrease) Increase in Cash and Equivalents:	177,111	(77,370)	48,665
Cash and equivalents at beginning of period	40,835	118,205	69,540
Cash and equivalents at end of period	$217,946	$40,835	$118,205

Other Cash Flow Information:
Cash paid for interest	$13,386	$18,389	$14,082
Cash paid for income taxes	$4,647	$9,450	$6,895

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and highly liquid debt instruments purchased with an original maturity of three months or less.  The Company is required to maintain non-interest earning cash reserves against certain of the deposit accounts.  As of December 31, 2008, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $711,000 were maintained.

Securities - The Company classifies its investment securities into two categories, available for sale and held to maturity, at the time of purchase.  Securities available for sale are reported at fair value with net unrealized holding gains or losses, net of tax, recorded as a separate component of shareholders' equity.  Securities held to maturity are measured at amortized cost based on the Company’s positive intent and ability to hold the securities to maturity.  As of December 31, 2008 the Company had no investment securities and as of December 31, 2007 all of the Company’s securities were classified as available for sale.

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

The Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

Allowance for Credit Losses - The allowance for credit losses is established through a provision charged to expense.  Loans are charged off against the allowance when management believes that the collection of principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb known and probable losses in the loan portfolio.  The allowance is based on a number of factors including prevailing economic trends, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans, the results of regulatory examinations, and other relevant factors.  Because the allowance for loan losses is based on estimates, ultimate losses may vary from current estimates.

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

Other Real Estate Owned - Other real estate owned (“OREO”) consist of properties acquired through foreclosure.  The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis.  The Company charges against the allowance for credit losses any losses arising at the time of acquisition of such properties.  After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs.  If the Company records any write-downs or losses from disposition of such properties after acquiring them, it includes this amount in other non-interest expense.  Development and improvement costs relating to OREO are capitalized (assuming they are recoverable).  At December 31, 2008 there were two commercial properties valued at $552,000 and one land development property valued at $544,000 that was categorized as “other real estate owned”.  At December 31, 2007 there was one commercial property valued at $425,000 owned by the Bank that was acquired through the foreclosure process.

Income Taxes - Deferred tax assets and liabilities are recognized at currently enacted rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled.  Deferred income taxes are provided on income and expense items recognized in different periods for financial statement and tax reporting purposes.

On January 1, 2007, the Bank adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Stock-Based Compensation – On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.  The Company has recorded an incremental $1.3 million ($1.1 million net of tax) and $1.2 million ($993,000 net of tax) of stock-based compensation expense during the years ended December 31, 2008 and 2007, respectively as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2008.   As of December 31, 2008, $2.7 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 4 years.

The impact of implementing SFAS No. 123R reduced basic earnings per share by $0.25 and $0.16 and diluted earnings per share by $0.25 and $0.10 for the year ended December 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement”, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  We adopted SFAS No. 157 on January 1, 2008, and the adoption of SFAS No. 157 did not have a material impact on our financial condition or operating results.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” – Including an amendment of FASB No. 115.  This Standard permits, but does not require, entities to chose to measure many financial instruments and certain other times at fair value.  The Statement was intended to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The Statement was effective for fiscal years beginning after November 15, 2007.  We did adopt any of the fair value measurement options afforded by this Statement.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”).  Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 10 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The impact of adoption was not material.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in AB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment.  The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007.  The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, and Amendment of ARB No. 51, which will change the accounting and reporting for minority interests to be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities.  SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Reclassifications - Certain reclassifications were made to prior years’ presentations to conform to the current year.  These reclassifications had no effect on net income or earnings per share.

Comprehensive Income - SFAS No. 130, “Reporting Comprehensive Income” requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had an accumulated other comprehensive gain totaling $1.1 million, net of tax, at December 31, 2008, an accumulated other comprehensive gain of $2.0 million, net of tax, at December 31, 2007 and an accumulated comprehensive loss of ($876,000), net of tax, at December 31, 2006.

(dollars in thousands)	Year ended December 31,
	2008	2007	2006

Net income (loss)	$(7,341)	$10,866	$8,634

Other comprehensive earnings-
Net unrealized gains (losses) on FAS 158 adjustment-supplemental executive retirement plan	130	44	(711)
Net unrealized gains (losses) on cash flow hedges	(564)	2,270	(114)
Net unrealized gains (losses) on securities available for sale	(489)	540	51

Total comprehensive income (loss)	$(8,264)	$13,720	$7,860

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

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount.  During 2008 and 2007, this derivative was used to hedge the variable cash flows associated with $100.0 million of existing variable-rate assets.

Due to the significant decline in short-term interest rates during 2008, the loan pools designated to hedge the variable cash flows had decreased to a level during the first nine months of 2008 that caused some hedge ineffectiveness. As such, $600,000, representing the change in fair value for that period, was recorded as non-interest income instead of being recorded as other comprehensive income.  During the fourth quarter of 2008 the loan pools designated as hedged further declined to a level that hedge accounting treatment was no longer applicable.  As such, the Company determined that it was economically beneficial to terminate the interest rate swaps and have the ability to immediately recognize an additional $3.3 million in non-interest income and amortize a deferred gain of $4.2 million over the remaining two year term of the designated hedging relationship.  At December 31, 2007, derivatives designated as cash flow hedges with a fair value of $3.7 million were included in other assets.  The change in net unrealized losses of $3.8 million (net of deferred income tax provision of $1.5 million) in 2007 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in comprehensive income.  No hedge ineffectiveness on cash flow hedges was recognized during 2007.

During the year ended December 31, 2008, the Company entered into two forward LIBOR-based interest rate swaps for which the future fixed-rate cash flows will be hedged against the variable-rate cash flows of the Company’s junior subordinated debt securities.  Effective March 15, 2010 the Company will pay a fixed-rate of 6.11% and receive a variable-rate payment equivalent to three month LIBOR plus 198 basis points on the $12.4 million of junior subordinated debt securities issued by Bridge Capital Trust I.  Effective June 30, 2011 the Company will pay a fixed-rate of 6.10% and receive a variable-rate payment equivalent to three month LIBOR plus 138 basis points on the $5.2 million of junior subordinated debt securities issued by Bridge Capital Trust II.  The fair market value of these forward swaps included in other assets as of December 31, 2008 was $(1.4) million.

As of December 31, 2008 and 2007, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.  Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

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

(dollars in thousands, except share data)	Year ended December 31,
	2008	2007	2006

Net income	$(7,341)	$10,866	$8,634
Less:
Dividends on preferred shares	(152)	-	-
Net income available to common shareholders	$(7,493)	$10,866	$8,634

Weighted average shares used in computing:
Basic common shares	6,502,376	6,380,100	6,274,051
Dilutive potential common shares related to stock options, restricted stock, warrants, and preferred shares using the treasury stock method	0	545,762	542,649
Total average common shares and equivalents	6,502,376	6,925,862	6,816,700

Basic earnings per share	$(1.15)	$1.70	$1.38
Diluted earnings per share	$(1.15)	$1.57	$1.27

There were 1,636,702 options to acquire common stock (including those issuable pursuant to contingent stock agreements) and preferred stock mandatorily convertible to 3,396,412 shares of common stock that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for year ended December 31, 2008.

3.	SECURITIES

As of December 31, 2008, the Company did not own any investment securities.  The amortized cost and estimated fair values of securities as of December 31, 2007 are as follows:

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

4.	LOANS AND ALLOWANCES FOR CREDIT LOSSES

The following summarizes loans and activity in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006.

A summary of loans is as follows:

(dollars in thousands)	As of December 31,
	2008	2007	2006

Commercial	$301,024	$272,660	$197,174
Real estate construction	98,105	85,378	103,710
Land loans	23,535	61,987	41,811
Real estate other	134,767	109,055	73,502
Factoring and asset based lending	55,761	57,662	56,924
SBA	77,043	56,945	59,888
Other	9,371	9,042	7,771
Total gross loans	699,606	652,729	540,780
Unearned fee income	(1,601)	(1,856)	(1,495)
Total loan portfolio	698,005	650,873	539,285
Less allowance for credit losses	(18,554)	(8,608)	(7,329)
Total loan portfolio, net	$679,451	$642,265	$531,956

Analysis of the allowance for credit losses:
(dollars in thousands)	As of December 31,
	2008	2007	2006

Balance, beginning of period	$8,608	$7,329	$5,936
Provision for credit losses	31,520	2,275	1,372
Charge-offs	(21,694)	(1,255)	-
Recoveries	120	259	21
Balance, end of period	$18,554	$8,608	$7,329

There were sixteen loans (representing fourteen relationships), totaling $15.8 million, on non-accrual and deemed impaired at December 31, 2008.  There were four loans, totaling $4.9 million, and two loans, totaling $437,000, on non-accrual and deemed impaired at December 31, 2007 and 2006, respectively.

Income on such loans is only recognized to the extent that cash is received and where the future collection of principal is probable.  Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

At December 31, 2008, 2007, and 2006, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

At December 31, 2008 there were two commercial properties valued at $552,000 and one land development property valued at $544,000 that were categorized as “other real estate owned”.  At December 31, 2007 there was one commercial property valued at $425,000 that was categorized as “other real estate owned” and at December 31, 2006 there were no properties owned by the Bank acquired through the foreclosure process.

5.	PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following:

(dollars in thousands)	As of December 31,
	2008	2007	2006

Leasehold improvements	$5,378	$4,855	$3,374
Furniture and equipment	3,164	2,825	2,047
Capitalized software	2,816	2,285	1,691
Premises and equipment	11,358	9,965	7,112
Less accumulated depreciation and amortization	(6,568)	(4,960)	(3,633)
Premises and equipment, net	$4,790	$5,005	$3,479

Depreciation and amortization amounted to $1.6 million, $1.3 million, and $943,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

6.	DEPOSITS

The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of December 31, 2008, 2007 and 2006.

(dollars in thousands)	As of December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$284,319	36.58%	$198,641	29.59%	$198,639	30.80%
Interest-bearing demand	4,267	0.55%	5,350	0.80%	3,901	0.60%
Money market and savings	335,200	43.13%	372,923	55.55%	333,838	51.76%
Certificates of deposit:
Less than $100	92,997	11.96%	22,896	3.41%	28,918	4.48%
$100 and more	60,462	7.78%	71,546	10.66%	79,691	12.36%

Total deposit portfolio	$777,245	100.00%	$671,356	100.00%	$644,987	100.00%

At December 31, 2008, time deposits of $100,000 or more have remaining maturities as follows:

(in thousands)

3 months or less	$33,610
Over 3 months to 6 months	8,106
Over 6 months to 12 months	14,762
Over 1 year to 5 years	4,784
TOTAL	$61,262

At December 31, 2008, the scheduled maturities of all time deposits are as follows:

(in thousands)

2009	$143,398
2010	9,961
2011	-
2012	-
2013	-
2014	101
$153,460

7.	JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS

Junior Subordinated Debt Securities

On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2035.  Interest is payable quarterly on these debt securities at a fixed rate of 5.9% for the first five years, and thereafter interest accrues at LIBOR plus 1.98%.  The debt securities can be redeemed at par at the Company’s option beginning in March 2010; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

Other Borrowings

Other borrowings at December 31, 2008 totaled $30.0 million and were comprised of the following:

(dollars in thousands)	Year ended December 31, 2008
	Amount	Date	Maturity	Rate

Federal Home Loan Bank	$10,000	08/29/08	02/27/09	3.09%
Federal Home Loan Bank	10,000	09/30/08	03/30/09	3.55%
Federal Home Loan Bank	10,000	09/30/08	06/30/09	3.41%

Total other borrowings	$30,000

Other borrowings at December 31, 2007 were comprised of one advance from the Federal Home Loan Bank of San Francisco for $10,000,000 with a fixed rate of 3.30% and a maturity date of January 2, 2008.  The advance was secured by a blanket lien totaling approximately $134.0 million.

As of December 31, 2008, the Bank had a total borrowing capacity of approximately $128.0 million.   The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million.  At December 31, 2008, there were no balances outstanding on these lines.

8.	INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended December 31, 2008, 2007 and 2006:

(dollars in thousands)	Year ended December 31,
	2008	2007	2006
Current:
Federal	$(980)	$7,357	$5,058
State	154	2,080	1,525
Total current	(826)	9,437	6,583

Deferred:
Federal	(2,994)	(1,458)	(982)
State	(1,841)	(396)	(358)
Total deferred	(4,835)	(1,854)	(1,340)
Income tax provision	$(5,661)	$7,583	$5,243

Deferred income taxes reflect the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2008, 2007 and 2006 are as follows:

(dollars in thousands)	As of ended December 31,
	2008	2007	2006
Deferred tax assets (liability):
Deferred loan fee	$560	$650	$523
Allowance for credit losses	6,365	2,788	2,276
Deferred pre-opening expenses	4	10	15
State income taxes	2,278	1,775	1,343
Fixed assets	298	300	115
Other	1,415	602	(3)
Accrued expenses	694	655	656
Net Deferred Tax Asset	$11,614	$6,780	$4,925

In addition to the above net deferred tax asset, the Company has additional deferred tax liabilities arising from adjustments to other comprehensive income aggregating $(795,000) as of December 31, 2008 and $1.4 million as of December 31, 2007.

Income tax returns for the years ended December 31, 2007, 2006 and 2005 are open to audit by the federal authorities and income tax returns for the years ended December 31, 2007, 2006, 2005 and 2004 are open to audit by California authorities.  Unrecognized tax benefits are not expected to significantly increase or decrease within the next twelve months.

The effective tax rate differs from the federal statutory rate as follows:

	Year ended December 31,
	2008	2007	2006

Federal statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal effect	7.05%	5.93%	5.47%
Other, net	1.49%	0.17%	-2.69%
Income taxes	43.54%	41.10%	37.78%

9.	STOCK BASED COMPENSATION

On May 18, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (the “Plan”) which supersedes the Stock Option Plan that was established in 2001.  The total authorized shares that are available for issuance under the Plan is 500,000 shares.  The Plan provides for the following types of stock-based awards:  incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock awards; restricted stock units; performance units; and stock grants.  As of December 31, 2008, the Company has issued incentive stock options, nonqualified stock options, and restricted stock awards under the Plan.

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

As of December 31, 2008, there were 1,636,702 shares underlying outstanding awards under the Company’s stock-based compensation plans and 181,556 shares available for future grants under the 2006 Equity Incentive Plan.

A summary of the Company’s stock option awards as of December 31, 2008 and changes during the period ended on that date are presented below:

	Stock Option Awards Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price

Balances, December 31, 2007	1,487,808	$11.91

Granted	63,050	$15.31
Exercised (aggregate intrinsic value of $1.8 million)	(166,913)	$5.59
Cancelled	(42,715)	$20.52
Expired	(20,883)	$17.97

Balances, December 31, 2008	1,320,347	$12.50

The following table summarizes information about stock options outstanding at December 31, 2008.

	Stock Option Awards Outstanding			Stock Option Awards Exercisable
		Weighted	Weighted		Weighted	Weighted
		Remaining	Exercise		Remaining	Exercise
Exercise Price range	Shares	Life (Years)	Price	Shares	Life (Years)	Price

$ 5.00 - $ 5.99	421,300	2.3	$5.00	417,300	2.2	$5.01
$ 6.00 - $ 12.99	292,975	4.6	$9.19	275,125	4.2	$9.06
$ 13.00 - $ 15.99	189,750	6.6	$14.75	135,523	6.3	$14.84
$ 16.00 - $ 20.99	130,627	7.5	$19.42	59,876	7.3	$19.34
$ 21.00 - $ 22.99	285,695	8.4	$22.29	102,444	8.2	$22.34

	1,320,347	5.2	$12.50	990,268	4.3	$10.14

There was no aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2008.

A summary of the Company’s non-vested shares of restricted stock awards as of December 31, 2008 and changes during the period ended on that dates is presented below:

	Non-Vested Restricted Stock Awards
		Weighted
	Number	Average Grant
	of Shares	Date Fair Value

Balances, December 31, 2007	61,705	$22.24

Granted	260,300	$4.45
Vested	(590)	$22.49
Forfeited	(5,060)	$22.30

Balances, December 31, 2008	316,355	$7.60

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

The weighted average assumptions used for 2008, 2007, and 2006 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:

	Year ended December 31,
	2008	2007	2006

Expected life	75 months	60 months	60 months

Stock volatility	22.0%	28.4%	32.9%

Risk free interest rate	3.2%	4.2%	4.7%

Dividend yield	0.0%	0.0%	0.0%

Fair value per share	$4.59	$9.73	$9.36

10.	PENSION BENEFIT PLANS

Effective August 1, 2004, the Bank established the Supplemental Executive Retirement Plan (SERP), an unfunded noncontributory defined benefit pension plan.  The SERP provides retirement benefits to a select group of key executives and senior officers based on years of service and final average salary.  The Bank uses a December 31 measurement date for this plan.

The following table reflects the accumulated benefit obligation and funded status of the SERP for the years ended December 31, 2008, 2007 and 2006:

(dollars in thousands)	Year ended December 31,
	2008	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$2,897	$2,351	$1,680
Service cost	563	345	387
Interest cost	159	133	117
Amendments	-	-	-
Actuarial (gains)/losses	(127)	68	167
Acquisitions/(divestitures)	-	-	-
Expected benefits paid	-	-	-
Projected benefit obligation at end of year	$3,492	$2,897	$2,351

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-
Actual return on plan assets	-	-	-
Acquisitions/(divestitures)	-	-	-
Employer contributions	-	-	-
Expected benefits paid	-	-	-
Fair value of plan assets at end of year	$-	$-	$-

Funded status	$(3,492)	$(2,897)	$(2,351)
Unrecognized net actuarial (gain) loss	-	-	230
Unrecognized prior service cost	-	-	852
Unrecognized net transition obligation (asset)	-	-	-
(Accrued)/prepaid benefit cost	$(3,492)	$(2,897)	$(1,269)

Unfunded projected/accumulated benefit obligation	$(3,492)	$(2,897)	$(2,351)
Additional liability	$-	$-	$(1,082)

Intangible asset	$-	$-	$-
Impact on retained earnings	$(3,492)	$(2,897)	$(2,351)

Weighted average assumptions to determine benefit obligation as of December 31:
Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost recognized for the years ended December 31, 2008 and 2007 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2009 are as follows:

(dollars in thousands)	Year ended December 31,
	2009	2008	2007
Components of net periodic benefit cost
Service cost	$589	$563	$345
Interest cost	167	159	133
Expected return on plan assets	-	-	-
Amortization of transition obligation (asset)	-	-	-
Amortization of prior service cost	88	88	143
Amortization of actuarial (gains)/losses	-	-	-
Net periodic benefit cost	$844	$810	$621

Other comprehensive income (cost)	$83	$219	$70

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

Future minimum annual lease payments are as follows (dollars in thousands):

Future lease payments
For years ended December 31,

2009	$1,853
2010	1,854
2011	1,659
2012	1,698
2013	1,738
Thereafter	4,446
$13,248

Rental expense under operating leases was $2.3 million in 2008, $2.1 million in 2007 and $1.3 million in 2006.

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

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include loan commitments of $263.2 million, $299.8 million and $267.6 million at December 31, 2008, 2007 and 2006, respectively.  The Bank's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2008, no losses are anticipated as a result of these commitments.

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

Undisbursed loan commitments were comprised of the following at December 31, 2008 (dollars in thousands):

Loan Category	Amount

Commercial	$185,814
SBA	5,090
Real estate construction	30,256
Land loans	358
Real estate term	14,156
Factoring/ABL	12,849
Other	14,660

Total	$263,183

13.           DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of December 31, 2008
	Total	Level 1	Level 2	Level 3

Cash flow hedge	(1,445)	-	(1,445)	-
Warrant portfolio	718	-	-	718
Impaired loans	15,772	-	-	15,772

Total	$15,045	$-	$(1,445)	$16,490

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the year ended December 31, 2008.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis were not material for the year ended December 31, 2008.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at December 31, 2008 and 2007.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits (see Note 3 for information regarding securities).

(dollars in thousands)	Year ended December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$18,421	$18,421	$27,440	$27,440
Federal funds sold	199,525	199,525	13,395	13,395
Interest bearing Deposits in other Banks	7,268	7,256	-	-
Investments securities	-	-	55,482	55,482
Loans and leases, gross	699,780	721,856	652,729	662,314
Bank owned life insurance	9,580	9,580	9,179	9,179
Cash flow hedge	(1,445)	(1,445)	3,660	3,660

Financial liabilities:
Deposits	777,246	775,922	671,356	666,329
Trust preferred securities	17,527	17,595	17,527	17,610
Other borrowings	30,000	29,959	10,000	10,000

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

14.           BRIDGE CAPITAL HOLDINGS

The following are the financial statements of Bridge Capital Holdings (parent company only):

BALANCE SHEETS

(dollars in thousands)	As of December 31,
	2008	2007
Assets:
Cash and due from banks	$21,309	$2,134
Investment in bank & subsidiaries	108,654	79,740
Other assets	237	744
Total Assets	$130,200	$82,618

Liabilities:
Junior Subordinated Debt	$17,527	$17,527
Other liabilities	183	7
Total Liabilities	17,710	17,534

Capital:
Common stock	39,655	37,697
Preferred stock	53,864	-
Retained earnings	25,257	14,543
Current year net income	(7,341)	10,866
Other Comprehensive income	1,055	1,978
Total Capital	112,490	65,084

Total Liabilities and Capital	$130,200	$82,618

STATEMENTS OF OPERATIONS

(dollars in thousands)	Year ended December 31,
	2008	2007	2006

Interest income	$42	$78	$87
Interest expense	1,044	1,044	960
Noninterest expense	679	466	200

Income (loss) before income taxes	(1,681)	(1,432)	(1,073)
Income taxes	-	-	432
Income before undistributed income of the bank	(1,681)	(1,432)	(641)
Equity in undistributed income of the bank	(5,660)	12,298	9,275
Net income (loss)	$(7,341)	$10,866	$8,634

STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year ended December 31,
	2008	2007	2006

Cash Flow From Operating Activities:
Net income (loss)	$(7,341)	$10,866	$8,634
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (earnings) of subsidiaries	5,660	(12,298)	(9,275)
Net change in other assets	810	4	(161)
Net change in other liabilities	153	(29)	(6)
Net cash (used in) provided by operating activities	(718)	(1,457)	(808)

Cash Flow From Investing Activities:
Investment in subsidiary	(34,543)	-	(4,155)
Net cash provided by financing activities	(34,543)	-	(4,155)

Cash Flow From Financing Activities:
Proceeds from sale of Common stock	572	801	619
Proceeds from sale of Preferred stock	53,864	-	-
Proceeds from issuance of junior subordinated debentures	-	-	5,155
Net cash provided by financing activities	54,436	801	5,774

Net increase (decrease) in cash and equivalents	19,175	(656)	811
Cash and equivalents at beginning of period	2,134	2,790	1,979
Cash and equivalents at end of period	$21,309	$2,134	$2,790

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Management believes, as of December 31, 2008, that the Company meets all capital adequacy requirements to which they are subject.

The following table shows the Company’s capital ratios at December 31, 2008 and 2007 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

(dollars in thousands)	As of December 31,
	2008		2007
	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$109,221	13.31%	$80,024	10.54%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$49,252	6.00%	$45,564	6.00%

Total Capital	$138,725	16.90%	$88,632	11.67%
(to Risk Weighted Assets)
Total capital minimum requirement	$82,086	10.00%	$75,940	10.00%

Company leverage
Tier 1 Capital	$109,221	12.36%	$80,024	10.66%
(to Average Assets)
Total capital minimum requirement	$44,170	5.00%	$37,527	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$106,137	12.94%	$77,096	10.17%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$49,206	6.00%	$45,491	6.00%

Total Capital	$116,388	14.19%	$85,704	11.30%
(to Risk Weighted Assets)
Total capital minimum requirement	$82,010	10.00%	$75,819	10.00%

Bank leverage
Tier 1 Capital	$106,137	12.03%	$77,096	10.27%
(to Average Assets)
Total capital minimum requirement	$44,125	5.00%	$37,523	5.00%

16.           Preferred Stock

The following is a summary of the Company’s two issuances of Preferred Stock for the year ended December 31, 2008:

Private Placement

On December 17, 2008, the Company completed the private placement sale of 131,901 shares of its Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock and 168,099 shares of its Series B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock, for aggregate consideration of $30 million, which is $100 per share for both series of shares, to a private fund.  The Series B and Series B-1 shares (collectively the “shares”) accrue dividends at a rate of 10% per annum, payable quarterly.

Initially the holders of the Series B shares shall have voting rights at a rate of 10 votes per share and to convert their shares in to shares of the Company’s common stock at a conversion rate of $10 per share, subject to customary adjustments for splits, dividends and other similar transactions.  The holders of the Series B-1 shares initially will have no such rights.  The Company is required to hold a special meeting of its shareholders to approve the conversion and voting rights of the preferred shares.  If the conversion and voting rights are approved, the Series B-1 preferred shares will then have conversion and voting rights similar to the Preferred B shares. If the conversion and voting rights are not approved, only the Series B shares will have voting and conversion rights.

Each Series B and B-1 preferred share shall automatically convert to common stock after the later of 18 months or such time that shareholder and regulatory approvals, to the extent required for conversion, are received (“Mandatory Conversion Date”).  If the average closing price of the Company’s common stock does not equal or exceed $10 per share over the 20 consecutive trading days immediately prior to the Mandatory Conversion Date (the Current Market Price Condition), such date will be extended for successive six-month periods until the Current Market Price Condition is met.

The Company can force conversion of the shares into common stock on or after January 15, 2010 through June 30, 2010, if (a) the Company fully pays the accrued dividends and prepays the dividends that would have accrued up through June 30, 2010, (b) the Company’s shareholders have approved the conversion and (c) the Current Market Price condition is met.  Subsequent to June 30, 2010, the Company can force conversion of the shares into common stock if the above three conditions are met, with the only exception being the necessity to pay all dividends accrued through the date of conversion as opposed to prepaying any such amount.

Troubled Assets Relief Program (TARP)

On December 23, 2008, the Company issued 23,864 shares of its Fixed Rate Cumulative Perpetual Series C Preferred Stock, having a liquidation value of $23,864,000, to the United States Department of the Treasury (the Treasury). Dividends accrue at the rate of 5% per annum for the first five years and then 9% per annum thereafter.  The dividends will be paid only as declared by the Board of Directors of the Company.  However, in the event such dividends have not been paid for six or more quarters, whether or not consecutive, the Holders of the Series C Preferred shares will have the right to elect two members to the Company’s Board of Directors.

In addition the Company issued a warrant to purchase up to 396,412 shares of the Company’s common stock at a purchase price of $9.03 per share, subject to certain adjustment provisions such as stock splits, issuances of Common Stock at or below a specified price relative to the then current market price of the stock, and other provisions.  The Warrant expires ten years from the issuance date.  The Warrant is exercisable in whole or in part at any time except that the Treasury may not exercise more than one-half of the shares underlying the Warrant prior to the earlier of i) December 31, 2009 or ii) the date on which the Company receives gross proceeds of not less than $23,864,000 in one or more Qualified Equity Offerings.  In addition, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Prior to December 31, 2011, unless the Company has redeemed the Series C Preferred shares or the Treasury has transferred the Series C Preferred Shares to a third party, consent of the Treasury will be required for the Company to 1) pay any dividend or other distribution to the holders of the Common Stock or 2) redeem, purchase or acquire any shares of Common Stock or other equity securities other than in connection with benefit plans consistent with past practices.  In addition, the Company’s ability to declare common dividends or repurchase Common Stock or other equity securities will be subject to restrictions in the event the Company fails to declare and pay, or set aside for payment, the full amount of dividends on the Series C Preferred Shares.  Finally, the Company has agreed, so long as the Treasury holds any securities of the Company, to ensure that its benefit plans with respect to its senior executive officers comply with the applicable provisions of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009.

Issuance costs of $468,000 incurred in connection with the issuance of both the private placement and TARP securities have been charged against Additional Paid in Capital.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no current or anticipated changes in, or disagreements with, accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9a. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of December 31, 2008, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2008.  Vavrinek, Trine, Day & Co., LLP’s audit report appears on Page 51.

Item 9b.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart provides information as of December 31, 2008 concerning the Company’s equity compensation plans:

	(A)	(B)	(C)
Number of Securities
	Number of Securities		Remaining Available
	To Be Issued Upon	Weighted Average	For Future Issuance
	Exercise of	Grant Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Stock,	Restricted Stock,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights	Reflected in Column (A)

Equity compensation plans approved by security holders	1,636,702	$11.55	181,556

Equity compensation plans not approved by security holders	-	-	-

Total	1,636,702	$11.55	181,556

The additional information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

BRIDGE CAPITAL HOLDINGS

Date: March 10, 2009	By:	/s/ Daniel P. Myers
Daniel P. Myers, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Richard M. Brenner	Director	March 10, 2009
Richard M. Brenner

/s/Owen Brown	Director	March 10, 2009
Owen Brown

/s/David V. Campbell	Director	March 10, 2009
David V. Campbell

/s/Robert P. Gionfriddo	Director	March 10, 2009
Robert P. Gionfriddo

/s/Howard Gould	Director	March 10, 2009
Howard Gould

Chairman
/s/Allan C. Kramer, M.D.	Director	March 10, 2009
Allan C. Kramer, M.D.

/s/Robert Latta	Director	March 10, 2009
Robert Latta

/s/Thomas M. Quigg	Director	March 10, 2009
Thomas M. Quigg
President
Chief Executive Officer
/s/Daniel P. Myers	Director	March 10, 2009
Daniel P. Myers	(Principal Executive Officer)

/s/Barry A. Turkus	Director	March 10, 2009
Barry A. Turkus
Executive Vice President
Chief Administrative Officer
/s/Thomas A. Sa	Chief Financial Officer	March 10, 2009
Thomas A. Sa	(Principal Financial
and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

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

(3.3)
The Company’s Certificate of Determination of Preferences and Rights of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock and Series B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock [incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated 12/19/08]

(3.4)
Certificates of Amendment of Certificates of Determination filed with the California Secretary of State on December 18, 2008 [incorporated by reference to Exhibits 3.2 and 3.3 of the registrant’s Current Report on Form 8-K dated 12/24/08]

(3.5)
The Company’s Certificate of Determination of Preferences and Rights of Fixed Rate Cumulative Perpetual Preferred Stock, Series C, [incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K dated 12/19/08]

(3.6)	Bylaws as amended through December 18, 2008 [incorporated by reference to Exhibit 3.4 of the registrant’s Amendment No. 1 to Form S-3 dated February 19, 2009]

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

(4.3)	Warrant to Purchase Common Stock dated December 23, 2008 [incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K dated 12/24/08]

(10.1)	Bridge Bank Amended and Restated 2001 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]**

(10.2)	Bridge Bank, National Association Supplemental Executive Retirement Plan [Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]**

(10.3)	Sublease for premises at 2120 El Camino Real, Santa Clara, California [Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]

(10.4)	Bridge Capital Holdings 2006 Equity Incentive Plan [Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated 04/07/06]

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

(10.10)
Information Technology Services Agreement between Fidelity National Information Services and Bridge Bank, N.A. dated November 17, 2006 and the schedules thereto [incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, Amendment No. 1, filed 02/16/07]

(10.11)
Employment Agreements between Bridge Capital Holdings and Daniel P. Myers, Thomas A. Sa, Timothy W. Boothe, Robert P. Gionfriddo, and Kenneth B. Silveira [incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectfully, to the Registrant’s Current Report on Form 8-K filed 02/16/07]**

(10.12)
Form of Restricted Stock Purchase Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated 11/16/06]**

(10.13)
Form of Stock Option Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated 11/16/06]**

(10.14)
Amendment to the Company’s 2001 Stock Option Plan to permit the net exercise of nonstatutory options [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated 11/16/06]**

(10.15)
Lease for Principal Executive Office and full service banking office located at 55 Almaden Boulevard, Suite 200, City of San Jose, County of Santa Clara, State of California [incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K dated 12/31/03]

(10.16)
Lease for additional space (fourth floor) at the Principal Executive Office located at 55 Almaden Boulevard, Suite 200, City of San Jose, County of Santa Clara, State of California [incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K dated 12/31/06]

(10.17)
Amendment to lease for banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California [incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated 12/31/07]

(10.18)
Stock Purchase Agreement dated December 4, 2008 between the Company and Carpenter Fund Manager GP, LLC on behalf of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated 12/05/08]

(10.19)
Amendment No. 1 to Stock Purchase Agreement dated December 17, 2008 between the Company and Carpenter Fund Manager GP, LLC on behalf of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. [incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated 12/19/08]

(10.20)
Management Rights Letter dated as of December 17, 2008 by and between the Company and Carpenter Fund Manager GP, LLC. [incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated 12/19/08]

(10.21)
Registration Rights Agreement dated as of December 17, 2008 by and between the Company and Carpenter Fund Manager GP, LLC on behalf of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. [incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated 12/19/08]

(10.22)
Form of Voting Agreement by and between each of the Company’s directors and Carpenter Fund Manager GP, LLC. [incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K dated 12/19/08]

(10.23)
Letter Agreement, dated as of December 23, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury [incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated 12/24/08]

(10.24)
Additional Letter Agreement, dated as of December 23, 2008, between the Company and the United States Department of the Treasury [incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated 12/24/08]

(10.25)
Form of Consent, executed by each of Daniel P. Myers, Thomas A. Sa, Timothy W. Boothe, Robert P. Gionfriddo, and Kenneth B. Silveira [incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated 12/24/08] **

(10.26)
Form of Waiver, executed by each of Daniel P. Myers, Thomas A. Sa, Timothy W. Boothe, Robert P. Gionfriddo, and Kenneth B. Silveira [incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated 12/24/08] **

(21)	Subsidiaries

(23.1)	Consent of Independent Registered Public Accounting Firm – Vavrinek, Trine, Day & Co., LLP

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

**Management contract or compensatory plan or arrangement