Form 10-Q
period 2009-03-31
Bridge Capital Holdings
filed 2009-05-07
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended:  March 31, 2009

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
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The number of shares of Common Stock outstanding as of May 7, 2009:  6,903,314

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$16,637	$18,421
Federal funds sold	169,080	199,525
Total cash and equivalents	185,717	217,946

Interest bearing deposits in other banks	16,539	7,268
Loans, net of allowance for credit losses of $18,155 at March 31, 2009 and $18,554 at December 31, 2008	636,601	679,451
Premises and equipment, net	4,504	4,790
Other real estate owned	3,626	1,096
Accrued interest receivable	2,672	3,137
Other assets	31,932	33,908
Total assets	$881,591	$947,596

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$286,749	$284,319
Demand interest-bearing	4,163	4,267
Savings	296,828	335,200
Time	145,358	153,459
Total deposits	733,098	777,245

Junior subordinated debt securities	17,527	17,527
Other borrowings	10,000	30,000
Accrued interest payable	412	511
Other liabilities	10,231	9,823
Total liabilities	771,268	835,106

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 323,864 shares issued and outstanding at March 31, 2009 and December 31, 2008	53,864	53,864
Common stock, no par value; 30,000,000 shares authorized; 6,903,314 shares issued and outstanding at March 31, 2009; 6,888,424 shares issued and outstanding at December 31, 2008;	36,860	36,833
Additional paid in capital	3,061	2,822
Retained earnings	17,233	17,916
Accumulated other comprehensive (loss) income	(695)	1,055
Total shareholders' equity	110,323	112,490
Total liabilities and shareholders' equity	$881,591	$947,596

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three months ended
	March 31,
	2009	2008
INTEREST INCOME:
Loans	$11,774	$15,227
Federal funds sold	112	177
Other	74	617
Total interest income	11,960	16,021

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	4
Money market and savings	782	2,581
Certificates of deposit	1,048	1,088
Other	479	315
Total interest expense	2,310	3,988

Net interest income	9,650	12,033
Provision for credit losses	3,650	2,370
Net interest income after provision for credit losses	6,000	9,663

NON-INTEREST INCOME:
Service charges on deposit accounts	420	229
International fee income	399	377
Gain on sale of SBA loans	104	283
Other non interest income	3,081	782
Total non-interest income	4,004	1,671

OPERATING EXPENSES:
Salaries and benefits	5,567	5,650
Premises and fixed assets	1,114	1,105
Other	2,782	1,981
Total operating expenses	9,463	8,736

Income before income taxes	541	2,598
Income taxes	208	1,076
Net income	$333	$1,522

Preferred dividends	1,017	-
Net income available to common shareholders	(684)	1,522

Basic earnings per share	$(0.10)	$0.24
Diluted earnings per share	$(0.10)	$0.22
Average common shares outstanding	6,571,479	6,434,900
Average common and equivalent shares outstanding	6,571,479	6,954,014

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three months ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$333	$1,522
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,650	2,370
Depreciation and amortization	411	349
Stock based compensation	367	366
Loans originated for sale	(1,928)	(12,042)
Proceeds from loan sales	5,830	8,612
Decrease in accrued interest receivable and other assets	1,317	342
Decrease in accrued interest payable and other liabilities	(1,285)	(1,713)
Net cash provided by (used in) operating activities	8,695	(194)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturity of securities available for sale	-	10,000
Net increase in loans	32,715	(15,363)
Purchase of interest bearing deposits in other banks	(9,271)	(693)
Purchase of fixed assets	(121)	(430)
Net cash provided by (used in) investing activities	23,323	(6,486)

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits	(44,147)	17,886
(Decrease) in other borrowings	(20,000)	(10,000)
Common stock issued	-	(23)
Preferred stock issuance costs	(100)	-
Net cash (used in) provided by financing activities	(64,247)	7,863

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	(32,229)	1,183
Cash and equivalents at beginning of period	217,946	40,835
Cash and equivalents at end of period	$185,717	$42,018

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$1,792	$4,066
Cash paid for income taxes	$-	$356

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of March 31, 2009 and for the three  months ended March 31, 2009 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarter ended March 31, 2009 are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2008 is derived from the audited financial statements; however, it does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.  The Company has recorded an incremental $367,000 ($290,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2009 as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2009.   As of March 31, 2009, $3.5 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.2 years.

The impact of implementing SFAS No. 123R reduced basic and diluted earnings per share by $0.04 for the three months ended March 31, 2009.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive loss totaling $(695,000), net of tax, as of March 31, 2009 and cumulative other comprehensive income totaling $1.1 million, net of tax, as of December 31, 2008.

	Three months ended
(dollars in thousands)	March 31,
	2009	2008

Net income	$333	$1,522

Other comprehensive earnings-
Net unrealized gains (losses) on securities available for sale	-	351
Net unrealized gains (losses) on FAS 158 adjustment - supplemental executive retirement plan	13	33
Net unrealized gains (losses) on cash flow hedges	(1,763)	1,538

Total comprehensive income	$(1,417)	$3,444

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

Derivative Instruments and Hedging Activities

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (SFAS 161), amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualified as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and that qualify as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.  See Note 9 to the financial statements for additional information on derivative instruments and hedging activities.

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

	Three months ended
	March 31,
	2009	2008

Net income	$333	$1,522
Less:
Dividends on preferred shares	(1,017)	-
Net income available to common shareholders	(684)	1,522
Weighted average shares used in computing:
Basic common shares	6,571,479	6,434,900
Diluted potential common shares related to stock options, restricted and preferred stock, using the treasury stock method	-	519,114
Total average common shares and equivalents	6,571,479	6,954,014

Basic earnings per share	$(0.10)	$0.24
Diluted earnings per share	$(0.10)	$0.22

3.	Securities

As of March 31, 2009 and December 31, 2008 the Company did not own any investment securities.

4.	Loans

The balances in the various loan categories are as follows as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(dollars in thousands)	2009	2008

Commercial	$282,782	$301,024
SBA	70,339	98,105
Real estate construction	90,268	23,535
Land loans	19,066	134,767
Real estate other	137,960	55,761
Factoring and asset based lending	45,295	77,043
Other	10,407	9,371
Loans, gross	656,117	699,606
Unearned fee income	(1,361)	(1,601)
Total loan portfolio	654,756	698,005
Less allowance for credit losses	(18,155)	(18,554)
Loans, net	$636,601	$679,451

5.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at March 31, 2009 and December 31, 2008 are comprised of the following:

(dollars in thousands)	March 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Leasehold improvements	$5,386	$(2,361)	$3,025
Furniture and fixtures	1,051	(792)	259
Capitalized software	3,003	(2,190)	813
Equipment	2,047	(1,640)	407
Construction in process	-	-	-
Totals	$11,487	$(6,983)	$4,504

	December 31, 2008
		Accumulated	Net book
	Cost	Depreciation	Value

Leasehold improvements	$5,378	$(2,196)	$3,182
Furniture and fixtures	1,149	(759)	390
Capitalized software	2,816	(2,056)	760
Equipment	2,015	(1,557)	458
Construction in process	-	-	-
Totals	$11,358	$(6,568)	$4,790

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

Other Borrowings

There were $10.0 million in other borrowings at March 31, 2009 and $30.0 million in other borrowings at December 31, 2008.

As of March 31, 2009, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $120.0 million for which the Company had collateral in place to borrow $44.0 million.  As of March 31, 2009, $12.0 million of this borrowing capacity was pledged to secure a letter of credit and $10.0 million pledged to secure other borrowings.

The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million.  At March 31, 2009, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three month periods ended March 31, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:

	Three months ended March 31,
	2009	2008

Expected life	75 months	75 months

Stock volatility	28.00%	22.00%

Risk free interest rate	2.00%	3.06%

Dividend yield	0.00%	0.00%

Fair value per share - option awards	$1.58	$6.44

8.	Fair Values of Assets and Liabilities

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of March 31, 2009

	Total	Level 1	Level 2	Level 3

Impaired loans	$24,642	$-	$-	$24,642
Cash flow hedge	(1,346)	-	(1,346)	-
Warrant portfolio	730	-	-	730

Total	$24,026	$-	$(1,346)	$25,372

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended March 31, 2009.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis were not material for the quarter ended March 31, 2009.

9.	Derivatives and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate loan assets and variable rate borrowings.  The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated in qualifying hedging relationships.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of March 31, 2009 and December 31, 2008.  The Company did not have any derivative instruments that were assets as of March 31, 2009 and December 31, 2008.

(dollars in thousands)

		Fair Value
Derivatives Designated as Hedging	Balance Sheet	March 31,	December 31,
Instruments Under SFAS 133	Location	2009	2008

Interest rate contracts	Other assets	$(1,346)	$(1,445)

Total hedged derivatives		$(1,346)	$(1,445)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of March 31, 2009, the Company had two interest rate swaps with an aggregate notional amount of $17,527,000 that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the first quarter of 2009 and 2008, the amount of pre-tax gain recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $99,000 and $3.2 million, respectively.  During the three months ended March 31, 2009, $180,000 was reclassified into earnings related to derivatives that were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended March 31, 2008 $332,000 was reclassified into earnings related to derivatives, which were terminated during the fourth quarter of 2008, that were used to hedge the cash inflows associated with existing pools of Prime-based loan assets.

The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. During the three months ended March 31, 2009, there was no ineffectiveness related to the derivatives that were used to hedge variable-rate borrowings.  However, the Company reclassified $2.8 million related to the acceleration of the deferred gain on the terminated interest rate swaps as a result of the hedged forecasted transactions becoming probable not to occur.  The Company recognized a gain of $279,000 during the three months ended March 31, 2008 for hedge ineffectiveness attributable to a mismatch between the swap notional and the aggregate principal amount of the designated loan pools.   The Company estimates that approximately $725,000 will be reclassified as an increase to interest income during the next twelve months.

The tables below presents the effect of the Company’s derivative financial instruments, interest rate contracts, on the income statement for the three months ended March 31, 2009 and 2008.

	Interest Income		Non-Interest Income

	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008

Amount of gain reclassified from AOCI into income - effective portion	$180	$332	$2,759	$158

Amount of gain recognized in income on derivative - ineffective portion and amount excluded from effectiveness testing	-	-	-	121

Total derivative income	$180	$332	$2,759	$279

Credit Risk Related Contingent Features

The Company has an agreement with one of its derivative counterparties that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of March 31, 2009 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.3 million. As of March 31, 2009, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.4 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2009, it would have been required to settle its obligations under the agreements at the termination value.

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At March 31, 2009 and December 31, 2008, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters ended March 31, 2009 and 2008.

(dollars in thousands, except per share data)	Three months ended
	March 31,
	2009	2008
Statement of Operations Data:

Interest income	$11,960	$16,021
Interest expense	2,310	3,988
Net interest income	9,650	12,033
Provision for credit losses	3,650	2,370
Net interest income after provision for credit losses	6,000	9,663
Other income	4,004	1,671
Other expenses	9,463	8,736
Income before income taxes	541	2,598
Income taxes	208	1,076
Net income	$333	$1,522
Preferred dividends	1,017	-
Net income available to common shareholders	$(684)	$1,522

Per Share Data:
Basic earnings per share	$(0.10)	$0.24
Diluted earnings per share	(0.10)	0.22
Shareholders' equity per share	8.18	10.58
Cash dividend per common share	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$881,591	$785,006
Loans, net	636,601	658,665
Deposits	733,098	689,242
Shareholders' equity	110,323	68,871

Average balance sheet amounts:
Assets	$905,993	$778,320
Loans, net	659,469	649,492
Deposits	739,289	676,083
Shareholders' equity	112,670	67,468

Selected Ratios:
Return on average assets	0.15%	0.79%
Return on average equity	1.20%	9.07%
Efficiency ratio	69.31%	63.75%
Risk based capital ratio	18.15%	11.72%
Net chargeoffs to average gross loans	0.62%	0.00%
Allowance for loan losses to total loans	2.77%	1.64%
Average equity to average assets	12.44%	8.67%

Summary of Financial Results – Quarter ended March 31, 2009

The Company reported net income of $333,000 for the three months ended March 31, 2009 representing a decrease of $1.2 million, or 78%, compared to net income of $1.5 million for the same period one year ago.  As a result of funds received  from  the private placement of mandatorily convertible preferred stock and the TARP Capital Purchase Program in December 2008, net income available to common shareholders was reduced by preferred dividends of $1.0 million during the first quarter of 2009 resulting in a loss per diluted share of $(0.10).  Earnings per diluted share were $0.22 for the three months for the same period one year ago. The decrease in net income resulted primarily from a decrease in net interest income, an increase in provision for credit losses and increased operating expenses offset, in part, by an increase in other income and a decrease in income taxes.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	March 31,		Increase
(dollars in thousands)	2009	2008	(Decrease)

Interest income	$11,960	$16,021	$(4,061)
Interest expense	2,310	3,988	(1,678)

Net interest income	9,650	12,033	(2,383)
Provision for credit losses	3,650	2,370	1,280

Net interest income after provision
for credit losses	6,000	9,663	(3,663)
Other income	4,004	1,671	2,333
Other expenses	9,463	8,736	727
Income before income taxes	541	2,598	(2,057)

Income taxes	208	1,076	(868)
Net income	$333	$1,522	$(1,189)

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended March 31, 2009 was $9.7 million, which was comprised of $12.0 million in interest income and $2.3 million in interest expense. Net interest income for the quarter ended March 31, 2008 was $12.0 million, which was comprised of $16.0 million in interest income and $4.0 million in interest expense.  Net interest income for the quarter ended March 31, 2009 represented a decrease of $2.4 million or 19.8% from the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended March 31, 2009 average earning assets of $866.0 million represented an increase of $131.8 million, or 17.9%, compared to $734.2 million for the same period in 2008.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 91.89% during the quarter ended March 31, 2009, which represented a decrease compared to an average of 97.63% for the same quarter of 2008 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the quarter ended March 31, 2009 compared to 6.23% in the same period one year earlier.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended March 31, 2009 was 4.52% compared to 6.59% in the same period one year earlier primarily as a result of the decrease in short term interest rates, a decrease in income from interest rate swaps, and an increased level of nonperforming assets.  In addition, during the first quarter of 2008 the Company recognized $400,000 as a success fee resulting from the completion of a capital raising event of a loan client.  During the quarter ended March 31, 2009, the net settlement from interest rate swaps contributed $180,000 to support net interest income compared to $332,000 for the quarter ended March 31, 2008.  As a result of the increased level of nonperforming assets during the first quarter of 2009, the Company had $534,000 in reversed or foregone interest.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended March 31, 2009 and 2008.

	Three months ended March 31,
(dollars in thousands)	2009			2008

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$679,356	7.0%	$11,774	$660,083	9.4%	$15,227
Federal funds sold	174,482	0.3%	112	24,181	3.0%	177
Investment securities	-	0.0%	-	49,908	5.0%	617
Other	12,117	2.5%	74	-	0.0%	-
Total interest earning assets	865,955	5.6%	11,960	734,172	8.8%	16,021

Noninterest-earning assets:
Cash and due from banks	16,776			18,496
All other assets (3)	23,262			25,652
TOTAL	$905,993			$778,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$4,326	0.1%	$1	$4,954	0.3%	$4
Savings	315,636	1.0%	782	367,923	2.8%	2,581
Time	135,779	3.1%	1,048	98,019	4.5%	1,088
Other	43,638	4.5%	479	23,341	5.5%	315
Total interest bearing liabilities	499,379	1.9%	2,310	494,237	3.3%	3,988

Noninterest-bearing liabilities:
Demand deposits	283,549			205,187
Accrued expenses and other liabilities	10,395			11,428
Shareholders' equity	112,670			67,468
TOTAL	$905,993			$778,320

Net interest income and margin		4.5%	$9,650		6.6%	$12,033

(1)	Loan fee amortization of $1.2 million and $1.7 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $18.4 million and $8.9 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2009 and 2008.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Three months ended March 31,
	2009 vs. 2008
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$334	$(3,787)	$(3,453)
Federal funds sold	96	(161)	(65)
Investment securities	-	(617)	(617)
Other	74	-	74
Total interest income	505	(4,566)	(4,061)

Interest expense:
Demand	(0)	(3)	(3)
Savings	(130)	(1,669)	(1,799)
Time	291	(331)	(40)
Other	223	(59)	164
Total interest expense	385	(2,063)	(1,678)

Change in net interest income	$120	$(2,502)	$(2,383)

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

Interest Income

Interest income of $12.0 million in the quarter ended March 31, 2009 represented a decrease of $4.0 million, or 25.3%, from $16.0 million in the same quarter one year earlier.  The decrease in interest income was primarily due to a decrease in interest rates, a decrease in income from interest rate swaps, and an increased level of nonperforming assets, offset in part by growth in average earning assets.

Average gross loans were $679.4 million for three months ended March 31, 2009, an increase of $19.3 million or 2.9% over $660.1 million for the same period one year earlier.  Average loans comprised 78.5% of average earning assets in the three months ended March 31, 2009 compared to 89.9% in the first quarter of 2008.

The average yield on earning assets was 5.6% for the quarter ended March 31, 2009 and 8.8% for the quarter ended March 31, 2008.  As noted above, the majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the decrease in yield was primarily due to decreases in the prime rate during 2008 and interest reversed or foregone on nonperforming assets offset, in part, by income from interest rate swaps.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $186.6 million for the quarter ended March 31, 2009, an increase of $112.5 million or 151.9% from $74.1 million for the three months ended March 31, 2008.

Interest Expense

Interest expense was $2.3 million for the quarter ended March 31, 2009, which represented a decrease of $1.7 million, or 42.1% over $4.0 million for the comparable period of 2008.  The decrease in interest expense reflects lower interest rates paid on liabilities in 2009 compared to 2008.  Average interest-bearing liabilities were $499.3 million for the three months ended March 31, 2009, an increase of $5.1 million, or 1.0%, over $494.2 million for the same period one year earlier.

Average interest bearing deposits were $455.7 million for the quarter ended March 31, 2009, which represented 61.6% of total average deposits and was a decrease of $15.2 million, or 3.2%, from $470.9 million representing 69.7% of total average deposits in the first quarter of 2008.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $43.6 million and $23.3 million in the three months ended March 31, 2009 and 2008, respectively.

The average rate paid on interest-bearing liabilities of 1.9% in the quarter ended March 31, 2009 compared to 3.3% in the first quarter of 2008.

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

The Company provided $3.7 million to the allowance for credit losses for the three months ended March 31, 2009, compared to $2.4 million for the same period in 2008.

The Company’s loan charge-offs totaled $4.3 million during the quarter ended March 31, 2009, compared to no charge-offs for the same period one year earlier.  The Company recognized $285,000 in loan recoveries for the three months ended March 31, 2009 and no recoveries during the same period one year earlier.

The following schedule provides an analysis of the allowance for credit losses for the quarter ended March 31, 2009 and 2008, respectively:

	Three months ended
(dollars in thousands)	March 31,
	2009	2008

Balance, beginning of period	$18,554	$8,608
Provision for credit losses	3,650	2,370
Charge-offs	(4,334)	-
Recoveries	285	-
Balance, end of period	$18,155	$10,978

The increase in the allowance for loan losses of $7.2 million from $11.0 million at March 31, 2008 to $18.2 million at March 31, 2009 is attributable to (1) an increase in nonperforming loans; (2) an increase in gross loan balances; and (3) an increase in unidentified probable, estimable losses due to stress from the credit crisis and general deterioration in economic conditions.  More specifically, the Company took significant charges against land development loan portfolios in response to deterioration in real estate values.  As a result of this experience the Company determined that higher reserves against these categories of loans were appropriate.  In addition, as the stresses that began in the credit markets became more widespread causing a severe downturn in the broader economy, the Company increased its estimates of unidentified probable losses in other categories of loans.

Based on an evaluation of the individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending March 31, 2009 and December 31, 2008:

(dollars in thousands)	March 31, 2009		December 31, 2008
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
	Amount	gross loans	Amount	gross loans

Commercial	$6,454	1.0%	$6,179	0.9%
SBA	1,432	0.2%	1,673	0.2%
Real estate construction	4,887	0.7%	5,197	0.7%
Land loans	1,433	0.2%	1,592	0.2%
Real estate other	2,967	0.5%	2,495	0.4%
Factoring/ABL	776	0.1%	1,222	0.2%
Other	206	0.0%	196	0.0%
	$18,155	2.8%	$18,554	2.7%

At March 31, 2009 nonperforming assets represented 3.21% of total assets, compared to 1.78% of total assets on December 31, 2008.  Nonperforming assets have increased primarily as a result of substantial deterioration in the real estate market and the Company’s commitment to aggressively manage credit exposure.  The following summarizes nonperforming assets at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(dollars in thousands)	2009	2008

Loans accounted for on a non-accrual basis	$23,205	$15,772
Other loans with principal or interest contracturally past due 90 days or more	1,437	-
Nonperforming loans	24,642	15,772
Other real estate owned	3,626	1,096
Nonperforming assets	$28,268	$16,868

The nonperforming assets at March 31, 2009 consisted of loans on nonaccrual or 90 days or more past due totaling $24.6 million, and other real estate owned valued at $3.6 million.  Nonperforming loans at March 31, 2009 were comprised of loans with legal contractual balances totaling approximately $35.1 million reduced by impairment charges of $10.5 million which have been charged against the allowance for credit losses.   As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

The following table sets forth the components of nonperforming loans as of March 31, 2009:

(dollars in thousands)

March 31, 2009
Classification	Amount	Collateral

Land	2,582	Lots for retail development in Sacramento County
Land	1,290	Lots for commercial development in Southern California
Land	938	Lots for single family homes in Idaho
Land	428	Lots for single family homes in Placer County
Land	109	Lots for single family homes in Amador County

	5,347

Construction	8,821	Commercial condominiums in Sacramento County
Construction	3,670	Condominiums/townhomes in Santa Clara County
Construction	1,437	Single family residences in Santa Clara County
Construction	650	Partially completed home in San Mateo County
Construction	559	Lots for single family homes and commercial office space in Alameda County
Construction	538	Single family residence in Central California

	15,675

Commercial	1,730	Retail development in Southern California
Commercial	371	Business assets

	2,101

Real estate other	1,519	Single family residences

Total nonperforming loans	$24,642

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, the Company's construction and land loan portfolios, representing approximately 34.8% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to further weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(dollars in thousands)	2009		2008
	Amount	Percent	Amount	Percent

Other income-cash flow hedge	$2,759	68.9%	$279	16.7%
Depositor service charges	420	10.5%	229	13.7%
Foreign exchange upcharge	399	10.0%	378	22.6%
Increase in value of life insurance	109	2.7%	109	6.5%
Gain on sale of SBA loans	104	2.6%	283	16.9%
SBA loan servicing income	98	2.4%	118	7.1%
Other operating income	115	2.9%	275	16.5%

	$4,004	100.0%	$1,671	40.5%

Non-interest income totaled $4.0 million in the first quarter of 2009, an increase of $2.3 million or 139.6% from $1.7 million in the first quarter of 2008.  Non-interest income generally consists primarily of service charge income on deposit accounts, foreign exchange income, gains recognized on sales of SBA loans, and SBA loan servicing income.  However, the increase in non-interest income during the quarter ending March 31, 2009 was primarily attributable to the acceleration of a deferred gain of $2.8 million on interest rate swaps terminated during the fourth quarter of 2008.  The acceleration of the deferred gain during the first quarter of 2009 was a result of further reductions in the loan pools that were originally designated as hedged against interest rate swaps.

For the quarter ended March 31, 2009 service charge income on deposit accounts was $420,000, representing an increase of $191,000, or 83.4%, compared to $229,000 for the same period one year ago.  The increase is attributable to an increase in deposit accounts and deposit related analysis charges.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  Gains recognized on sales of SBA loans were $104,000 in the quarter ended March 31, 2009 which represented a decrease of $179,000 or 63.3% compared to $283,000 the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
(dollars in thousands)	2009		2008
	Amount	Percent	Amount	Percent

Salaries and benefits	$5,567	2.6%	$5,650	3.1%
Occupancy	865	0.4%	876	0.5%
Data processing	580	0.3%	582	0.3%
Marketing/Advertising	283	0.1%	319	0.2%
Deposit services	250	0.1%	178	0.1%
Legal and professional	301	0.1%	(34)	0.0%
Furniture and equipment	249	0.1%	229	0.1%
Other	1,368	0.6%	936	0.5%

	$9,463	4.4%	$8,736	4.8%

Operating expenses were $9.5 million for the three months ended March 31, 2009, an increase of $727,000 or 8.3% from $8.7 million at March 31, 2008.   As a percentage of average earning assets, other expenses for the three months ended March 31, 2009 and 2008 were 4.4% and 4.8%, respectively, on an annualized basis. In the first quarter of 2009, operating expenses were comprised primarily of salaries and benefits of $5.6 million, which compared to $5.7 million for the period in 2008.  At March 31, 2009, the Company employed 168 full-time equivalents (FTE) compared to 172 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $367,000 and $366,000 to recognize compensation related to stock option grants as a result of FAS No. 123R in the first quarter of 2009 and 2008, respectively.  Legal and professional expense for the quarter ended March 31, 2009 was $301,000 compared to $(34,000) for the same period in 2008.  The increase was primarily attributable to loan related legal fees in the first quarter of 2009 offset, in part, by a recovery of legal expense that was recognized in the first quarter of 2008.

Balance Sheet

Total assets of the Company at March 31, 2009 were $881.6 million, a decrease of $66.0 million, or 7.0%, as compared to $948.0 million at December 31, 2008.  The reduction in total assets was principally due to a decrease in loan balances.

The following table shows the Company’s loans by type and their percentage distribution for the periods ended March 31, 2009 and December 31, 2008.

(dollars in thousands)	March 31,	December 31,
	2009	2008

Commercial	$282,782	$301,024
Real estate construction	90,268	98,105
Land loans	19,066	23,535
Real estate other	137,960	134,767
Factoring and asset based lending	45,295	55,761
SBA	70,339	77,043
Other	10,407	9,371
Total gross loans	656,117	699,606
Unearned fee income	(1,361)	(1,601)
Total gross loans	654,756	698,005
Less allowance for credit losses	(18,155)	(18,554)
Total loans, net	$636,601	$679,451

Commercial	43.1%	43.0%
Real estate construction	13.8%	14.0%
Land loans	2.9%	3.4%
Real estate other	21.0%	19.3%
Factoring and asset based lending	6.9%	8.0%
SBA	10.7%	11.0%
Other	1.6%	1.3%
Total gross loans	100.0%	100.0%

Gross loan balances were $656.1 million at March 31, 2009, which represented a decrease of $43.5 million, or 6.2%, as compared to $699.6 million at December 31, 2008. The decrease in loans was primarily in commercial and industrial loans and commercial real estate loans without a concentration in any one specific category of loans.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $282.8 million at March 31, 2009, which represented a decrease of $18.2 million, or 6.1%, compared to $301.0 million at December 31, 2008.  At March 31, 2009, commercial loans comprised 43.1% of total loans outstanding compared to 43.0% at December 31, 2008.

The Company’s construction and land development loan portfolio together totaled approximately $109.3 million as of March 31, 2009 compared to $121.6 million as of December 31, 2008, representing a decrease of $12.3 million or 10.1%.  Construction and land development loan balances at March 31, 2009 and December 31, 2008 comprised 16.7% and 17.4%, respectively, of total loans.

Other real estate loans increased $3.0 million or 2.4% to $138.0 million at March 31, 2009 over $135.0 million at December 31, 2008.  The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans.  Other real estate loans represented 21.0% of total loans at March 31, 2009 compared to 19.3% at December 31, 2008.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At March 31, 2009, factoring/asset- based loans totaled $45.3 million or 6.9% of total loans, a slight decrease as compared to $55.8 million or 8.0% of total loans at December 31, 2008.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At March 31, 2009, SBA loans comprised $70.3 million, or 10.7%, of total loans, a decrease of $6.7 million, or 8.7%, from $77.0 million at December 31, 2008. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At March 31, 2009 and December 31, 2008, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At March 31, 2009, other loans totaled $10.4 million as compared to $9.4 million at December 31, 2008.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of March 31, 2009 and December 31, 2008.

(dollars in thousands)	March 31,		December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$286,749	39.11%	$284,319	36.58%
Interest-bearing demand	4,163	0.57%	4,267	0.55%
Money market and savings	296,828	40.50%	335,200	43.13%
Certificates of deposit:
Less than $100	92,026	12.55%	92,997	11.96%
$100 and more	53,332	7.27%	60,462	7.78%

Total deposits	$733,098	100.00%	$777,245	100.00%

Deposits decreased $44.1 million or 5.7% from $777.2 million at December 31, 2008 to $733.1 million at March 31, 2009. The decrease in deposits was primarily in money market and savings accounts.  As of March 31, 2009, demand deposits and core deposits continued to represent 39.7% and 80.2% of total deposits, respectively.

Leverage

Total gross loan balances at March 31, 2009 were $656.1million.  The resulting loan to deposit ratio was 89.5%.  Other earning assets at March 31, 2009 totaled $185.6 million and were primarily comprised of federal funds sold and interest-bearing deposits in other banks. To date, the Company has deployed earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.

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

In response to increasing risk perceived in the economic environment, during the fourth quarter of 2008 the Company raised $53.9 million of additional capital.  The following is a summary of these issuances:

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

Following the 2009 meeting of shareholders, the holders of the Series B shares shall have voting rights at a rate of 10 votes per share and to convert their shares in to shares of the Company’s common stock at a conversion rate of $10 per share, subject to customary adjustments for splits, dividends and other similar transactions.  The holders of the Series B-1 shares will have such rights only upon receipt of shareholder approval.  The Company is required to hold a meeting of its shareholders to approve the conversion and voting rights of the preferred shares.  If the conversion and voting rights are approved, the Series B-1 preferred shares will then have conversion and voting rights similar to the Preferred B shares. If the conversion and voting rights are not approved, only the Series B shares will have voting and conversion rights.

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

The Company’s Tier 1 capital at March 31, 2009 was $107.1 million, which was comprised of preferred equity up to the allowable limit of $33.0 million, $39.9 million of common equity and surplus, $17.2 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at March 31, 2009 and December 31, 2008 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of March 31,		As of December 31,
(dollars in thousands)	2009		2008
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$107,074	14.20%	$109,221	13.31%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$45,248	6.00%	$49,252	6.00%

Total Capital	$136,858	18.15%	$138,725	16.90%
(to Risk Weighted Assets)
Total capital minimum requirement	$75,414	10.00%	$82,086	10.00%

Company Leverage
Tier 1 Capital	$107,074	11.82%	$109,221	12.36%
(to Average Assets)
Tier 1 capital minimum requirement	$45,296	5.00%	$44,170	5.00%

Bank Capital Ratios
Tier 1 Capital	$107,240	14.23%	$106,137	12.94%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$45,219	6.00%	$49,206	6.00%

Total Capital	$116,769	15.49%	$116,388	14.19%
(to Risk Weighted Assets)
Total capital minimum requirement	$75,366	10.00%	$82,010	10.00%

Bank Leverage
Tier 1 Capital	$107,240	11.84%	$106,137	12.03%
(to Average Assets)
Tier 1 capital minimum requirement	$45,269	5.00%	$44,125	5.00%

The Company and the Bank were considered well capitalized at March 31, 2009.

Stock Repurchase Program

Effective May 5 2008, the Company announced a stock repurchase program to repurchase up to $5.0 million in shares of the Company for a nineteen month period extending to December 31, 2009.  Buying under the program will be at management’s discretion taking into consideration such factors as the market price of the stock, available cash flow, general economic conditions and other factors.  As of March 31, 2009, no share repurchases have occurred.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.  The increased level of nonperforming assets at March 31, 2009 may have the potential to impact the Company’s ability to raise deposits and could result in higher deposit costs and/or lower liquidity.  At March 31, 2009 and December 31, 2008, liquid assets as a percentage of deposits were 27.6% and 29.0%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $25.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At March 31, 2009, there were no balances outstanding on these lines.  Additionally, as of March 31, 2009, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $120.0 million for which the Company had collateral in place to borrow $44.0 million.  As of March 31, 2009, $12.0 million of this borrowing capacity was pledged to secure a letter of credit and $10.0 million pledged to secure other borrowings.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at March 31, 2009, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of March 31, 2009
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$169,080	$-	$-	$-	$-	$169,080
Interest bearing deposits in
other banks	2,378	9,016	-	5,145	-	16,539
Loans	303,268	46,588	56,908	114,793	134,560	656,117
Total earning assets	$474,726	$55,604	$56,908	$119,938	$134,560	$841,736

Interest checking, money
market and savings	300,991	-	-	-	-	300,991
Certificates of deposit:
Less than $100,000	12,697	22,059	30,106	7,092	-	71,954
$100,000 or more	32,443	20,637	19,023	1,301	-	73,404
Other	-	-	-	-	17,527	17,527
Total interest-bearing liabilities	$346,131	$42,696	$49,129	$8,393	$17,527	$463,876

Interest rate gap	$128,595	$12,908	$7,779	$111,545	$117,033	$377,860
Cumulative interest rate gap	$128,595	$141,503	$149,282	$260,827	$377,860

Interest rate gap ratio	0.27	0.23	0.14	0.93	0.87
Cumulative interest rate gap ratio	0.27	0.27	0.25	0.37	0.45

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at March 31, 2009 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at March 31, 2009 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows maturity and interest rate sensitivity of the loan portfolio at March 31, 2009 and December 31, 2008.  At March 31, 2009, approximately 80.8% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of March 31, 2009
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$282,782	$158,098	$98,940	$25,744
SBA	70,339	4,462	4,389	61,488
Real estate construction	90,268	90,227	41	-
Land loans	19,066	12,057	4,763	2,246
Real estate-other	137,960	25,359	34,747	77,854
Factoring / Asset-Based Lending	45,295	45,295	-	-
Other	10,407	10,354	53	-
Total loans	$656,117	$345,852	$142,933	$167,332

	As of December 31, 2008
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$272,660	$161,013	$84,173	$27,474
SBA	56,945	12,059	3,174	41,712
Real estate construction	85,378	74,457	10,921	-
Real estate-other	171,042	58,670	42,561	69,811
Factoring / Asset-Based Lending	57,662	55,834	1,828	-
Other	9,042	8,272	770	-
Total loans	$652,729	$370,305	$143,427	$138,997

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of March 31, 2009 those guarantees include the following:

•	Standby Letters of Credit in the amount of $17.1 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

(dollars in thousands)	As of March 31, 2009
	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Long-term contracts	$13,254	$2,005	$3,791	$3,397	$4,061

Operating leases	1,924	1,315	609	-	-

Total	$15,178	$3,320	$4,400	$3,397	$4,061

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2009, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

(a) Exhibits

See Index to Exhibits at page 36 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: May 7, 2009	By:	/s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2009	By:	/s/ Thomas A. Sa

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