Form 10-Q
period 2009-06-30
Bridge Capital Holdings
filed 2009-08-06
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2009

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
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The number of shares of Common Stock outstanding as of July 21, 2009:  6,999,644

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$18,295	$18,421
Federal funds sold	122,500	199,525
Total cash and equivalents	140,795	217,946

Interest bearing deposits in other banks	24,520	7,268
Investment securities available for sale	32,517	-
Loans, net of allowance for credit losses of $17,968 at June 30, 2009 and $18,554 at December 31, 2008	587,135	679,451
Premises and equipment, net	4,169	4,790
Other Real Estate Owned	2,268	1,096
Accrued interest receivable	2,723	3,137
Other assets	35,209	33,908
Total assets	$829,336	$947,596

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$274,633	$284,319
Demand interest-bearing	4,486	4,267
Money market and savings	280,262	335,200
Time	129,740	153,459
Total deposits	689,121	777,245

Junior subordinated debt securities	17,527	17,527
Other borrowings	-	30,000
Accrued interest payable	365	511
Other liabilities	13,079	9,823
Total liabilities	720,092	835,106

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 323,864 shares issued and outstanding at June 30, 2009 and December 31, 2008	53,864	53,864
Common stock, no par value; 30,000,000 shares authorized; 6,999,644 shares issued and outstanding at June 30, 2009; 6,888,424 shares issued and outstanding at December 31, 2008;	37,002	36,833
Additional paid in capital	3,299	2,822
Retained earnings	15,334	17,916
Accumulated other comprehensive income	(255)	1,055
Total shareholders' equity	109,244	112,490
Total liabilities and shareholders' equity	$829,336	$947,596

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Loans	$11,263	$14,248	$23,037	$29,475
Federal funds sold	82	146	194	323
Investment securities available for sale	29	518	29	1,135
Other	102	36	176	36
Total interest income	11,476	14,948	23,436	30,969

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	3	2	7
Money market and savings	532	1,997	1,314	4,578
Certificates of deposit	904	941	1,952	2,029
Other	346	283	825	599
Total interest expense	1,783	3,224	4,093	7,213

Net interest income	9,693	11,724	19,343	23,756
Provision for credit losses	4,000	6,200	7,650	8,570
Net interest income after provision for credit losses	5,693	5,524	11,693	15,186

NON-INTEREST INCOME:
Service charges on deposit accounts	476	258	896	487
International fee income	423	432	822	809
Cash flow hedge	161	172	2,920	452
Gain on sale of SBA loans	287	186	391	469
Other non interest income	979	667	1,301	1,169
Total non-interest income	2,326	1,715	6,330	3,386

OPERATING EXPENSES:
Salaries and benefits	5,101	5,912	10,668	11,562
Premises and fixed assets	1,104	1,156	2,218	2,261
Other	3,138	2,443	5,920	4,424
Total operating expenses	9,343	9,511	18,806	18,247

Income (loss) before income taxes	(1,324)	(2,272)	(783)	325
Income taxes	(482)	(945)	(274)	130
Net income (loss)	$(842)	$(1,327)	$(509)	$195

Preferred dividends	1,057	-	2,074	-
Net income (loss) available to
common shareholders	$(1,899)	$(1,327)	$(2,583)	$195

Basic earnings (loss) per share	$(0.29)	$(0.20)	$(0.39)	$0.04
Diluted earnings (loss) per share	$(0.29)	$(0.20)	$(0.39)	$0.03
Average common shares outstanding	6,571,479	6,492,647	6,571,479	6,463,773
Average common and equivalent shares outstanding	6,571,479	6,492,647	6,571,479	6,909,913

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(509)	$195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	7,650	8,570
Depreciation and amortization	854	760
Stock based compensation	746	707
Loans originated for sale	(2,163)	(29,816)
Proceeds from loan sales	14,193	16,566
Increase (decrease) in accrued interest receivable and other assets	(1,006)	637
Increase (decrease) in accrued interest payable and other liabilities	3,465	(5,690)
Net cash provided by (used in) operating activities	23,230	(8,071)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of securities available for sale	(32,517)	-
Proceeds from sale/maturity of securities available for sale	-	26,337
Purchase of interest bearing deposits	(17,237)	(5,606)
Net decrease (increase) in loans	68,831	(44,167)
Purchase of fixed assets	(176)	(862)
Net cash provided by (used in) investing activities	18,901	(24,298)

CASH FLOW FROM FINANCING ACTIVITIES:

Net (decrease) increase in deposits	(88,125)	45,458
Decrease in other borrowings	(30,000)	(10,000)
Common stock issued	-	299
Payment of cash dividends	(1,057)	-
Preferred stock issuance costs	(100)	-
Net cash provided by (used in) financing activities	(119,282)	35,757

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	(77,151)	3,388
Cash and equivalents at beginning of period	217,946	40,835
Cash and equivalents at end of period	$140,795	$44,223

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$3,148	$7,204
Cash paid for income taxes	$16	$4,638

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of June 30, 2009 and for the three and six  months ended June 30, 2009 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarter and six months ended June 30, 2009 are not necessarily indicative of full year results.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.  The Company has recorded an incremental $379,000 ($305,000 net of tax) and $746,000 ($602,000 net of tax) of stock-based compensation expense during the three and six months ended June 30, 2009, respectively, as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2009.   As of June 30, 2009, $3.6 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.3 years.

The impact of implementing SFAS No. 123R reduced basic earnings per share by $0.05 and $0.09 and diluted earnings per share by $0.05 and $0.09 for the three and six months ended June 30, 2009, respectively.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive loss totaling $(255,000), net of tax, as of June 30, 2009 and cumulative other comprehensive income of $1.1 million, net of tax, as of December 31, 2008.

	Three months ended		Six months ended
(dollars in thousands)	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(842)	$(1,327)	$(509)	$195

Other comprehensive earnings-
Net unrealized gains (losses) on securities available for sale	42	(564)	42	(213)
Net unrealized gains (losses) on FAS 158 adjustment - supplemental executive retirement plan	12	69	24	102
Net unrealized gains (losses) on cash flow hedges	386	(1,530)	(1,376)	8

Total comprehensive income (loss)	$(402)	$(3,352)	$(1,819)	$92

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

	Three months ended		Six months ended
(dollars in thousands)	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(842)	$(1,327)	$(509)	$195
Less:
Dividends on preferred shares	(1,057)	-	(2,074)	-
Net income (loss) available for common shareholders	$(1,899)	$(1,327)	$(2,583)	$195

Weighted average shares:
Basic common shares	6,571,479	6,492,647	6,571,479	6,463,773
Diluted potential common shares related to stock based awards, using the treasury stock method	0	0	0	446,140
Total average common equivalent shares	6,571,479	6,492,647	6,571,479	6,909,913

Basic earnings (loss) per share	$(0.29)	$(0.20)	$(0.39)	$0.04
Diluted earnings (loss) per share	$(0.29)	$(0.20)	$(0.39)	$0.03

3.           Securities

The amortized cost and approximate fair values of securities at June 30, 2009 are as follows:

(dollars in thousands)	As of June 30, 2009
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury notes	$-	$-	$-	$-
U.S. government agency notes	32,445	88	(16)	32,517
Total securities available for sale	32,445	88	(16)	32,517
Total investment securities	$32,445	$88	$(16)	$32,517

The scheduled maturities of securities available for sale at June 30, 2009 were as follows:

(dollars in thousands)	June 30, 2009
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	32,517	32,445
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	32,517	32,445
Total investment securities	$32,517	$32,445

As of June 30, 2009, no investment securities were pledged as collateral.   As of June 30, 2009, there were $16,000 in unrealized losses attributable to securities maturing in greater than 12 months.

As of December 31, 2008 the Company did not own any securities.

4.           Loans

The balances in the various loan categories are as follows as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(dollars in thousands)	2009	2008

Commercial	$261,927	$301,024
SBA	60,885	77,043
Real estate construction	79,738	98,105
Land development	14,224	23,535
Real estate other	136,016	134,767
Factoring and asset based lending	47,790	55,761
Other	5,960	9,371
Loans, gross	606,540	699,606
Unearned fee income	(1,437)	(1,601)
Total loan portfolio	605,103	698,005
Less allowance for credit losses	(17,968)	(18,554)
Loans, net	$587,135	$679,451

5.   Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at June 30, 2009 and December 31, 2008 are comprised of the following:

(dollars in thousands)		June 30, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Leasehold improvements	$5,393	$(2,527)	$2,866
Furniture and fixtures	1,056	(816)	240
Capitalized software	3,030	(2,320)	710
Equipment	2,060	(1,718)	343
Construction in process	10	-	10
Totals	$11,549	$(7,381)	$4,169

		December 31, 2008
		Accumulated	Net book
	Cost	Depreciation	Value

Leasehold improvements	$5,378	$(2,196)	$3,182
Furniture and fixtures	1,149	(759)	390
Capitalized software	2,816	(2,056)	760
Equipment	2,015	(1,557)	458
Construction in process	-	-	-
Totals	$11,358	$(6,568)	$4,790

6.           Junior Subordinated Debt Securities and Other Borrowings

Junior Subordinated Debt Securities

On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust I, a statutory trust created under the laws of the State of California.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2035.  Interest is payable quarterly on these debt securities at a fixed rate of 5.90% for the first five years, and thereafter interest accrues at LIBOR plus 1.98%.  The debt securities can be redeemed at par at the Company’s option beginning in March 2010; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

Other Borrowings

There were no other borrowings at June 30, 2009 and $30.0 million in other borrowings at December 31, 2008.

As of June 30, 2009, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $132.0 million for which the Company had collateral in place to borrow $42.0 million.  As of June 30, 2008, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million.  At June 30, 2009, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and six month periods ended June 30, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Expected life	75 months	75 months	75 months	75 months

Stock volatility	28.00%	22.00%	28.00%	22.00%

Risk free interest rate	2.00%	3.50%	2.00%	3.27%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$-	$4.53	$1.58	$5.51

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of June 30, 2009
	Total	Level 1	Level 2	Level 3

Securities available for sale	$32,517	$32,517	$-	$-
Impaired loans	$27,136			$27,136
Cash flow hedge	(555)	-	(555)	-
Warrant portfolio	738	-	-	738
Mortgage servicing rights	726	-	726	-

Total	$60,562	$32,517	$171	$27,874

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended June 30, 2009.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis were not material for the quarter ended June 30, 2009.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of June 30, 2009 and December 31, 2008.  The Company did not have any derivative instruments that were assets as of June 30, 2009 and December 31, 2008.

(dollars in thousands)

		Fair Value
Derivatives Designated as Hedging	Balance Sheet	June 30,	December 31,
Instruments Under SFAS 133	Location	2009	2008

Interest rate contracts	Other assets	$-	$(1,445)
Interest rate contracts	Other liabilities	$(555)	$-

Total hedged derivatives		$(555)	$(1,445)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of June 30, 2009, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2009 and 2008, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three and six months ended June 30, 2008, interest rate derivatives, which have since been terminated, were also used to hedge the cash inflows associated with existing pools of Prime-based loan assets.  During the three and six months ended June 30, 2009, the amount of pre-tax gain recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $759,000 and $858,000, respectively.  During the three and six months ended June 30, 2008, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(1.8) million and $1.4 million, respectively.  During the three and six months ended June 30, 2009, $172,000 and $352,000, respectively was reclassified into earnings related to the effective portion of cash flow hedges.  During the three and six months ended June 30, 2008, $582,000 and $944,000, respectively was reclassified into earnings related to the effective portion of cash flow hedges.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2008, the Company recognized a loss of $186,000 and $65,000, respectively, for hedge ineffectiveness attributable to a mismatch between the swap notional and the aggregate principal amount of the designated loan pools. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $617,000 will be reclassified as an increase to interest income and $108,000 will be reclassified as an increase to interest expense.  During the three and six months ended June 30, 2009 and 2008, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions related to certain terminated interest rate swaps becoming probable not to occur.  The accelerated amounts for the three and six months ended June 30, 2009 were a gain of $161,000 and $2.9 million, respectively. The accelerated amounts for the three and six months ended June 30, 2008 were a gain of $260,000 and $373,000, respectively.

The tables below presents the effect of the Company’s derivative financial instruments, interest rate contracts, on the income statement for the three and six months ended June 30, 2009 and 2008.

	Interest Income		Non-Interest Income		Total Income
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008

Amount of gain reclassified from AOCI into income - effective portion	$172	$694	$161	$260	$333	$954

Amount of gain recognized in income on derivative - ineffective portion and amount excluded from effectiveness testing	-	-	-	(186)	-	(186)

Total derivative income	$172	$694	$161	$74	$333	$768

	Interest Income		Non-Interest Income		Total Income
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008

Amount of gain reclassified from AOCI into income - effective portion	$352	$1,100	$2,920	$373	$3,272	$1,473

Amount of gain recognized in income on derivative - ineffective portion and amount excluded from effectiveness testing	-	-	-	(65)	-	(65)

Total derivative income	$352	$1,100	$2,920	$308	$3,272	$1,408

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

As of June 30, 2009 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $521,000. As of June 30, 2009, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.4 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2009, it would have been required to settle its obligations under the agreements at the termination value.

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At June 30, 2009 and December 31, 2008, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and six months ended June 30, 2009 and 2008.

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Statement of Operations Data:

Interest income	$11,476	$14,948	$23,436	$30,969
Interest expense	1,783	3,224	4,093	7,213
Net interest income	9,693	11,724	19,343	23,756
Provision for credit losses	4,000	6,200	7,650	8,570
Net interest income after provision for credit losses	5,693	5,524	11,693	15,186
Other income	2,326	1,715	6,330	3,386
Other expenses	9,343	9,511	18,806	18,247
Income (loss) before income taxes	(1,324)	(2,272)	(783)	325
Income taxes	(482)	(945)	(274)	130
Net income (loss)	$(842)	$(1,327)	$(509)	$195
Preferred dividends	1,057	-	2,074	-
Net income available to common shareholders	$(1,899)	$(1,327)	$(2,583)	$195

Per Share Data:
Basic earnings (loss) per share	$(0.29)	$(0.20)	$(0.39)	$0.04
Diluted earnings (loss) per share	$(0.29)	(0.20)	(0.39)	0.03
Book value per common share	7.91	10.06	7.91	10.06
Cash dividend per common share	-	-	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$829,336	$805,352
Loans, net	587,135	690,431
Deposits	689,121	716,814
Shareholders' equity	109,244	66,182

Average balance sheet amounts:
Assets	$863,314	$806,637	$884,540	$792,479
Gross loans	623,354	688,339	651,200	674,211
Deposits	713,311	705,699	726,228	690,890
Shareholders' equity	111,008	69,337	111,835	68,403

Selected Ratios:
Return on average assets	-0.39%	-0.66%	-0.12%	0.05%
Return on average equity	-3.04%	-7.70%	-0.92%	0.57%
Efficiency ratio	77.74%	70.77%	73.25%	67.23%
Total risk based capital ratio	19.27%	11.37%
Net chargeoffs to average gross loans	0.69%	0.36%	1.26%	0.38%
Allowance for loan losses to total loans	2.96%	2.07%
Average equity to average assets	12.86%	8.60%	12.64%	8.63%

Summary of Financial Results – Quarter ended June 30, 2009

The Company reported a net loss available to common shareholders of $(1.9) million, or $(0.29) per diluted common share, for the three months ended June 30, 2009 representing an increase in net loss of $572,000, or 43.1%, compared to a net loss of $(1.3) million, or $(0.20) per diluted common share, for the same period one year ago.  The net loss available to common shareholders was impacted by preferred dividends of $1.1 million during the second quarter of 2009.  There were no preferred dividends during the second quarter of 2008.  The decrease in earnings resulted primarily from a decrease in net interest income and an increase in preferred dividends, offset in part by a decrease in the provision for credit losses.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	June 30,		Increase
(dollars in thousands)	2009	2008	(Decrease)

Interest income	$11,476	$14,948	$(3,472)
Interest expense	1,783	3,224	(1,441)

Net interest income	9,693	11,724	(2,031)
Provision for credit losses	4,000	6,200	(2,200)

Net interest income after provision for credit losses	5,693	5,524	169
Other income	2,326	1,715	611
Other expenses	9,343	9,511	(168)
Income (loss) before income taxes	(1,324)	(2,272)	948

Income taxes	(482)	(945)	463
Net income (loss)	$(842)	$(1,327)	$485

Preferred dividends	1,057	0	1,057
Net income (loss) available to common shareholders	$(1,899)	$(1,327)	$(572)

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended June 30, 2009 was $9.7 million, which was comprised of $11.5 million in interest income and $1.8 million in interest expense. Net interest income for the quarter ended June 30, 2008 was $11.7 million, which was comprised of $14.9 million in interest income and $3.2 million in interest expense.  Net interest income for the quarter ended June 30, 2009 represented a decrease of $2.0 million or 17.3% from the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended June 30, 2009 average earning assets of $817.3 million represented an increase of $54.8 million, or 7.2%, compared to $762.6 million for the same period in 2008.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 87.39% during the quarter ended June 30, 2009, which represented a decrease compared to an average of 97.54% for the same quarter of 2008 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the quarter ended June 30, 2009 compared to 5.08% in the same period one year earlier.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended June 30, 2009 was 4.76% compared to 6.18% in the same period one year earlier.  The decrease in net interest margin from 2008 to 2009 was primarily a result of the decrease in short term interest rates, a decrease in income from interest rate swaps, and an increased level of nonperforming assets.  During the quarter ended June 30, 2009, the net settlement from interest rate swaps contributed $172,000 to support net interest income compared to $602,000 for the quarter ended June 30, 2008.  The increased level of nonperforming assets resulted in a negative impact on the Company’s net interest margin of 23 basis points in the second quarter of 2009 from reversed or foregone interest.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended June 30, 2009 and 2008.

	Three months ended June 30,
(dollars in thousands)	2009			2008
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$623,354	7.2%	$11,263	$688,339	8.3%	$14,248
Federal funds sold	165,453	0.2%	82	27,876	2.1%	146
Investment securities	9,161	1.3%	29	41,973	5.0%	518
Other	19,372	2.1%	102	4,369	3.3%	36
Total interest earning assets	817,340	5.6%	11,476	762,557	7.9%	14,948

Noninterest-earning assets:
Cash and due from banks	22,058			20,546
All other assets (3)	23,916			23,534
TOTAL	$863,314			$806,637

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,221	0.1%	$1	$5,519	0.2%	$3
Savings	300,713	0.7%	532	381,882	2.1%	1,997
Time	140,902	2.6%	904	97,726	3.9%	941
Other	27,417	5.1%	346	21,834	5.2%	283
Total interest bearing liabilities	474,253	1.5%	1,783	506,961	2.6%	3,224

Noninterest-bearing liabilities:
Demand deposits	266,474			220,572
Accrued expenses and other liabilities	11,579			9,767
Shareholders' equity	111,008			69,337
TOTAL	$863,314			$806,637

Net interest income and margin		4.8%	$9,693		6.2%	$11,724

(1)	Loan fee amortization of $1.2 million and $1.4 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.

(3)	Net of average allowance for credit losses of $17.6 million and $11.0 million, respectively.
The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2009 and 2008.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Three months ended June 30,
	2009 vs. 2008
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$(1,174)	$(1,811)	$(2,985)
Federal funds sold	68	(132)	(64)
Investment securities	(104)	(385)	(489)
Other	79	(13)	66
Total interest income	(1,130)	(2,342)	(3,472)

Interest expense:
Demand	(0)	(2)	(2)
Savings	(144)	(1,321)	(1,465)
Time	277	(314)	(37)
Other	70	(7)	63
Total interest expense	204	(1,645)	(1,441)

Change in net interest income	$(1,334)	$(697)	$(2,031)

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

Interest Income

Interest income of $11.5 million in the quarter ended June 30, 2009 represented a decrease of $3.5 million, or 23.2%, from $14.9 million in the same quarter one year earlier.  The decrease in interest income was primarily due to a decrease in interest rates, a decrease in income from interest rate swaps, and an increased level of nonperforming assets, offset in part by growth in average earning assets.

Average gross loans were $623.4 million for three months ended June 30, 2009, a decrease of $64.9 million or 9.4% from $688.3 million for the same period one year earlier.  Average loans comprised 76.2% of average earning assets in the three months ended June 30, 2009 compared to 90.3% in the second quarter of 2008.

The average yield on earning assets was 5.63% for the quarter ended June 30, 2009 and 7.88% for the quarter ended June 30, 2008.  As noted above, the majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the decrease in yield was primarily due to decreases in the prime rate during 2009 and the later part of 2008 and interest reversed or foregone on nonperforming assets offset, in part, by income from interest rate swaps.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $194.0 million for the quarter ended June 30, 2009, an increase of $119.8 million or 161.4% from $74.2 million for the three months ended June 30, 2008.

Interest Expense

Interest expense was $1.8 million for the quarter ended June 30, 2009, which represented a decrease of $1.4 million, or 44.7% from $3.2 million for the comparable period of 2008.  The decrease in interest expense reflects lower interest rates paid on liabilities in 2009 compared to 2008.  Average interest-bearing liabilities were $474.3 million for the three months ended June 30, 2009, a decrease of $32.7 million, or 6.5%, from $507.0 million for the same period one year earlier.

Average interest bearing deposits were $4446.8 million for the quarter ended June 30, 2009, which represented 62.6% of total average deposits and was a decrease of $38.3 million, or 7.9%, from $485.1 million representing 68.7% of total average deposits in the second quarter of 2008.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $27.4 million and $21.8 million in the three months ended June 30, 2009 and 2008, respectively.

The average rate paid on interest-bearing liabilities of 1.51% in the quarter ended June 30, 2009 compared to 2.56% in the second quarter of 2008.

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

The Company provided $4.0 million to the allowance for credit losses for the three months ended June 30, 2009, compared to $6.2 million for the same period in 2008.

The Company’s loan charge-offs totaled $4.2 million during the second quarter ended June 30, 2009, compared to $2.6 million for the same period one year earlier.  The Company recognized $23,000 and $1,000 in loan recoveries for the three months ended June 30, 2009 and 2008, respectively.

The following schedule provides an analysis of the allowance for credit losses for the quarter ended June 30, 2009 and 2008, respectively:

	Three months ended
(dollars in thousands)	June 30,
	2009	2008

Balance, beginning of period	$18,155	$10,978
Provision for credit losses	4,000	6,200
Charge-offs	(4,210)	(2,571)
Recoveries	23	1
Balance, end of period	$17,968	$14,608

The increase in the allowance for loan losses of $3.4 million from $14.6 million at June 30, 2008 to $18.0 million at June 30, 2009 is attributable to (1) the continued elevated level of nonperforming loans; and (2) an increase in unidentified probable, estimable losses due to stress from the credit crisis and general deterioration in economic conditions.  More specifically, the Company took significant charges against land development loan portfolios in response to deterioration in real estate values.  As a result of this experience the Company determined that higher reserves against these categories of loans were appropriate.  In addition, as the stresses that began in the credit markets became more widespread causing a severe downturn in the broader economy, the Company increased its estimates of unidentified probable losses in other categories of loans.

Based on an evaluation of the individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending June 30, 2009 and December 31, 2008:

(dollars in thousands)	June 30, 2009		December 31, 2008
		Percent of		Percent of
		loans in each		loans in each
		category to		category to
	Amount	gross loans	Amount	gross loans

Commercial	$7,660	1.26%	$6,179	0.88%
SBA	1,054	0.17%	1,673	0.24%
Real estate construction	4,161	0.69%	5,197	0.74%
Land loans	915	0.15%	1,592	0.23%
Real estate other	3,333	0.55%	2,495	0.36%
Factoring/ABL	732	0.12%	1,222	0.17%
Other	113	0.02%	196	0.03%
	$17,968	2.96%	$18,554	2.65%

At June 30, 2009 nonperforming assets represented 3.55% of total assets, compared to 1.78% of total assets on December 31, 2008.  Nonperforming assets have increased primarily as a result of substantial deterioration in the real estate market and the Company’s commitment to aggressively manage credit exposure.  The following summarizes nonperforming assets at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(dollars in thousands)	2009	2008

Loans accounted for on a non-accrual basis	$27,136	$15,772
Other loans with principal or interest contracturally past due 90 days or more	-	-
Total nonperforming loans	27,136	15,772
Other real estate owned	2,268	1,096
Total nonperforming assets	$29,404	$16,868

The nonperforming assets at June 30, 2009 consisted of loans on nonaccrual or 90 days or more past due totaling $27.1 million, and other real estate owned valued at $2.3 million.  Nonperforming loans at June 30, 2009 were comprised of loans with legal contractual balances totaling approximately $39.8 million reduced by impairment charges of $12.7 million which have been charged against the allowance for credit losses.   As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

The following table sets forth the components of nonperforming loans as of June 30, 2009.

(dollars in thousands)

June 30, 2009
Classification	Amount	Collateral

Land	2,532	Lots for retail development in Sacramento County
Land	1,290	Commercial property in Riverside County
Land	922	Lots for single family homes in Idaho
Land	$497	Lots for single family homes and commercial office space in Alameda County
Land	40	1 SFR lot in Calaveras County
	5,281

Construction	7,255	Commercial condominiums in Sacramento County
Construction	3,504	Condominiums/townhomes in Santa Clara County
Construction	2,849	2 completed SFRs in Santa Clara County
Construction	1,949	Residential property in San Mateo County
Construction	1,535	1 completed SFR in Santa Clara County
Construction	750	7 unit commercial center in Alameda County
Construction	640	Partially completed home in San Mateo County
	18,483

Real estate (SBA)	1,699	Retail development in Southern California
Real estate other	826	Single family residences
Real estate other	526	Single family residence in Central California
Real estate (SBA)	58	RE commercial/industrial
Real estate (SBA)	50	RE commercial/retail
Real estate (SBA)	30	RE commercial/warehouse
	3,189

Commercial	184	Business assets

Total nonperforming loans	$27,136

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, the Company's construction and land loan portfolios, representing approximately 15.5% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
(dollars in thousands)	2009		2008
	Amount	Percent	Amount	Percent

Gain on sale-OREO	$675	29.0%	$-	0.0%
Depositor service charges	477	20.5%	258	15.0%
International fee income	423	18.2%	432	25.2%
Gain on sale of SBA loans	287	12.3%	186	10.8%
Other income - cash flow hedge	161	6.9%	172	10.0%
SBA loan servicing income	110	4.7%	97	5.7%
Increase in value of life insurance	97	4.2%	97	5.7%
Gain on sale of securities	-	0.0%	298	17.4%
Other operating income	95	4.1%	175	10.2%

	$2,325	100.0%	$1,715	100.0%

Non-interest income totaled $2.3 million in the second quarter of 2009, an increase of $611,000 or 35.6% from $1.7 million in the second quarter of 2008.  Non-interest income generally consists primarily of service charge income on deposit accounts, foreign exchange income, gains recognized on sales of SBA loans, and SBA loan servicing income.  However, the increase in non-interest income during the quarter ending June 30, 2009 was primarily attributable to a gain of $675,000 recognized on the sale of “other real estate owned”.

For the quarter ended June 30, 2009 service charge income on deposit accounts was $477,000, representing an increase of $219,000, or 84.9%, compared to $258,000 for the same period one year ago.  The increase is attributable to an increase in deposit accounts and deposit related analysis charges.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  Gains recognized on sales of SBA loans were $287,000 in the quarter ended June 30, 2009 which represented an increase of $104,000 or 56.8% compared to $186,000 the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended June 20, 2009 and 2008.

	Three months ended June 30,
(dollars in thousands)	2009		2008
	Amount	Percent	Amount	Percent

Salaries and benefits	$5,102	2.5%	$5,912	3.1%
Occupancy	872	0.4%	906	0.5%
FDIC/OCC assessments	636	0.3%	147	0.1%
Data processing	569	0.3%	578	0.3%
Loan/OREO expense	447	0.2%	82	0.0%
Legal and professional	428	0.2%	338	0.2%
Deposit services	324	0.2%	211	0.1%
Furniture and equipment	232	0.1%	250	0.1%
Director/shareholder expense	221	0.1%	248	0.1%
Marketing and advertising	192	0.1%	365	0.2%
Other	320	0.2%	474	0.3%

	$9,343	4.6%	$9,511	5.0%

Operating expenses were $9.3 million for the three months ended June 30, 2009, a decrease of $168,000 or 1.8% from $9.5 million at June 30, 2008.   As a percentage of average earning assets, other expenses for the three months ended June 30, 2009 and 2008 were 4.6% and 5.0%, respectively, on an annualized basis. In 2009, operating expenses were comprised primarily of salaries and benefits of $5.1 million, which compared to $5.9 million in 2008.  At June 30, 2009, the Company employed 162 full-time equivalents (FTE) compared to 178 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $379,000 and $341,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in the second quarter of 2009 and 2008, respectively.  Included in FDIC/OCC assessments for the second quarter of 2009 was $365,000 for the FDIC special assessment levied on all banks that hold insured deposits.    Loan/OREO expense was $447,000 for the second quarter of 2009 compared to $82,000 for the same period one year earlier.  The increase of $365,000, or 445.1%, was primarily attributable to loan related legal fees and sales related expenses for “other real estate owned”.

Summary of Financial Results – Six months ended June 30, 2009

The Company reported a net loss available to common shareholders of $(2.6) million, or $(0.39) per diluted common share, for the six months ended June 30, 2009 representing a decrease of $2.8 million, or 1,425%, compared to net income of $195,000, or $0.03 per diluted common share, for the same period one year ago.  The net loss available to common shareholders was impacted by preferred dividends of $2.1 million during the first six months of 2009.  There were no preferred dividends during the first six months of 2008. The decrease in earnings was primarily the result of a decrease in net interest income and an increase in preferred dividends, offset in part by an increase in other income.

The table below highlights the changes in the nature and sources of income and expense.

	Six months ended
	June 30,		Increase
(dollars in thousands)	2009	2008	(Decrease)

Interest income	$23,436	$30,969	$(7,533)
Interest expense	4,093	7,213	(3,120)

Net interest income	19,343	23,756	(4,413)
Provision for credit losses	7,650	8,570	(920)

Net interest income after provision
for credit losses	11,693	15,186	(3,493)
Other income	6,330	3,386	2,944
Other expenses	18,806	18,247	559
Income (loss) before income taxes	(783)	325	(1,108)

Income taxes	(274)	130	(404)
Net income	$(509)	$195	$(704)

Preferred dividends	2,074	0	2,074
Net income (loss) available to common shareholders	$(2,583)	$195	$(2,778)

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

Net interest income for the six months ended June 30, 2009 was $19.3 million, which was comprised of $23.4 million in interest income and $4.1 million in interest expense. Net interest income for the six months ended June 30, 2008 was $23.8 million, which was comprised of $31.0 million in interest income and $7.2 million in interest expense.  Net interest income for the six months ended June 30, 2009 represented a decrease of $4.4 million or 18.6% from the same period one year earlier.  The average balance sheet and the general interest rate environment drive net interest income.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the six months ended June 30, 2009 compared to 5.65% in the same period one year earlier.

The Company’s net interest margin (net interest income divided by average earning assets) for the six months ended June 30, 2009 was 4.64% compared to 6.38% for the same period one year earlier.  The decrease in net interest margin from 2008 to 2009 was primarily a result of the decrease in short term interest rates, a decrease in income from interest rate swaps, and an increased level of nonperforming assets.  During the six months ended June 30, 2009, the net settlement from interest rate swaps contributed $352,000 to support net interest income compared to $941,000 for the same period in 2008.  The increased level of nonperforming assets resulted in a negative impact on the Company’s net interest margin of 21 basis points in the first six months of 2009 from reversed or foregone interest.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the six months ended June 30, 2009 and 2008.

	Six months ended June 30,
(dollars in thousands)	2009			2008

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$651,200	7.1%	$23,037	$674,211	8.8%	$29,475
Federal funds sold	169,943	0.2%	194	26,028	2.5%	323
Investment securities	4,613	1.3%	29	45,937	5.0%	1,135
Other	15,757	2.3%	176	2,188	3.3%	36
Total interest earning assets	841,513	5.6%	23,436	748,364	8.3%	30,969

Noninterest-earning assets:
Cash and due from banks	19,432			19,521
All other assets (3)	23,591			24,594
TOTAL	$884,536			$792,479

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$4,776	0.1%	$2	$5,236	0.3%	$7
Savings	308,133	0.9%	1,315	374,902	2.5%	4,578
Time	138,355	2.8%	1,952	97,872	4.2%	2,029
Other	35,483	4.7%	824	22,588	5.3%	599
Total interest bearing liabilities	486,747	1.7%	4,093	500,598	2.9%	7,213

Noninterest-bearing liabilities:
Demand deposits	274,964			212,880
Accrued expenses and
other liabilities	10,990			10,598
Shareholders' equity	111,835			68,403
TOTAL	$884,536			$792,479

Net interest income and margin		4.6%	$19,343		6.4%	$23,756

(1)	Loan fee amortization of $2.4 million and $3.1 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $18.0 million and $9.9 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the six months ended June 30, 2009 and 2008.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Six months ended June 30,
	2009 vs. 2008
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$(814)	(5,624)	$(6,438)
Federal funds sold	164	(293)	(129)
Investment securities	(260)	(846)	(1,106)
Other	152	(12)	140
Total interest income	(758)	(6,775)	(7,533)

Interest expense:
Demand	(0)	(5)	(5)
Savings	(285)	(2,978)	(3,263)
Time	571	(648)	(77)
Other	299	(74)	225
Total interest expense	585	(3,705)	(3,120)

Change in net interest income	$(1,343)	$(3,070)	$(4,413)

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

Interest Income

Interest income of $23.4 million in the six months ended June 30, 2009 represented a decrease of $7.5 million, or 24.3%, from $31.0 million in the same period one year earlier.  The decrease in interest income was primarily due to a decrease in interest rates a decrease in income from interest rate swaps, and an increased level of nonperforming assets, offset in part by growth in average earning assets.  Average earning assets for the six months ended June 30, 2009 were $841.5 million and represented growth of $93.1 million or 12.4% over $748.4 million for the same period in 2008.

Average gross loans were $651.2 million for the six months ended June 30, 2009, a decrease of $23.0 million or 3.4% from $674.2 million for the same period one year earlier.  Average loans comprised 77.4% of average earning assets in the six months ended June 30, 2009 compared to 90.1% in the first six months of 2008.  During the six months ended June 30, 2009, the ratio of average gross loans to average deposits (one measure of leverage) was 89.7%, compared to 97.6% in the comparable period of 2008.

The average yield on earning assets was 5.62% for the six months ended June 30, 2009 and 8.32% for the six months ended June 30, 2008.  The majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the decrease in yield was primarily due to decreases in the prime rate during 2009 and the later part of 2008 and interest reversed or foregone on nonperforming assets offset, in part, by income from interest rate swaps.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $190.3 million for the six months ended June 30, 2009, a decrease of $116.2 million or 156.6% from $74.2 million for the six months ended June 30, 2008.

Interest Expense

Interest expense was $4.1 million for the six months ended June 30, 2009, which represented a decrease of $3.1 million or 43.3% from $7.2 million for the comparable period of 2008.  The decrease in interest expense reflects and lower interest rates paid on liabilities in 2009 compared to 2008.  Average interest-bearing liabilities were $486.7 million for the six months ended June 30, 2009, a decrease of $13.9 million, or 2.8%, from $500.6 million for the same period one year earlier.

Average interest bearing deposits were $451.3 million for the six months ended June 30, 2009, which represented 62.1% of total average deposits and was a decrease of $26.7 million, or 5.6%, from $478.0 million representing 69.2% of total average deposits in the first six months of 2008.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $35.5 million in the six months ended June 30, 2009 compared to $22.6 million for the same period one year earlier.

The average rate paid on interest-bearing liabilities of 1.70% in the six months ended June 30, 2009 compared to 2.90% in the first six months of 2008.

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

The Company provided $7.7 million to the allowance for credit losses for the six months ended June 30, 2009, compared to $8.6 million for the same period in 2008.

The Company’s loan charge-offs totaled $8.5 million during the six months ended June 30, 2009, compared to $2.6 million for the same period one year earlier.  The Company recognized $308,000 and $1,000 in loan recoveries for the six months ended June 30, 2009 and 2008, respectively.

The following schedule provides an analysis of the allowance for credit losses for the six months ended June 30, 2009 and 2008, respectively:

	Six months ended
(dollars in thousands)	June 30,
	2009	2008

Balance, beginning of period	$18,554	$8,608
Provision for credit losses	7,650	8,570
Charge-offs	(8,544)	(2,571)
Recoveries	308	1
Balance, end of period	$17,968	$14,608

See “Summary of Financial Results – Quarter ended June 30, 2009 – Provision for Credit Losses” for a discussion of the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the nine months ended June 30, 2009 and 2008:

	Six months ended June 30,
(dollars in thousands)	2009		2008
	Amount	Percent	Amount	Percent

Other income - cash flow hedge	$2,920	46.1%	$452	13.3%
Depositor service charges	896	14.2%	487	14.4%
International fee income	822	13.0%	809	23.9%
Gain on sale-OREO	677	10.7%	-	0.0%
Gain on sale of SBA loans	390	6.2%	469	13.9%
Other operating income	211	3.3%	469	13.9%
SBA loan servicing income	208	3.3%	196	5.8%
Increase in value of life insurance	206	3.2%	206	6.1%
Gain on sale of securities	-	0.0%	298	8.7%

	$6,330	100.0%	$3,386	100.0%

Non-interest income totaled $6.3 million and $3.4 million in the first six months of 2009 and 2008, respectively.  Non-interest income generally consists primarily of service charge income on deposit accounts, foreign exchange income, gains recognized on sales of SBA loans, and SBA loan servicing income.  However, the increase in non-interest income during the six months ending June 30, 2009 was primarily attributable to a gain of $677,000 recognized on the sale of “other real estate owned” and the acceleration of a deferred gain of $2.9 million on interest rate swaps terminated during the fourth quarter of 2008.  The acceleration of the deferred gain during the first six months of 2009 was a result of further reductions in the loan pools that were originally designated as hedged against interest rate swaps.

For the six months ended June 30, 2009 service charge income on deposit accounts was $896,000, representing an increase of $409,000, or 84.0%, compared to $487,000 for the same period one year ago.  The increase is attributable to an increase in deposit accounts and deposit related analysis charges.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  Gains recognized on sales of SBA loans were $390,000 in the six months ended June 30, 2009 which represented a decrease of $79,000 or 16.8% compared to $469,000 for the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earning assets are set forth in the following table for the six months ended June 30, 2009 and 2008.

	Six months ended June 30,
(dollars in thousands)	2009		2008
	Amount	Percent	Amount	Percent

Salaries and benefits	$10,668	2.6%	$11,562	3.1%
Occupancy	1,737	0.4%	1,783	0.5%
Data processing	1,148	0.3%	1,159	0.3%
Legal and professional	891	0.2%	305	0.1%
FDIC/OCC assessments	838	0.2%	301	0.1%
Loan/OREO expense	755	0.2%	224	0.1%
Furniture and equipment	481	0.1%	478	0.1%
Marketing and advertising	475	0.1%	684	0.2%
Director/shareholder expense	463	0.1%	496	0.1%
Deposit services	575	0.1%	388	0.1%
Other	775	0.2%	867	0.2%

	$18,806	4.5%	$18,247	4.9%

Operating expenses were $18.8 million for the six months ended June 30, 2009, an increase of $559,000 or 3.1% over $18.2 million for the six months ended June 30, 2008.   As a percentage of average earning assets, other expenses for the six months ended June 30, 2009 and 2008 were 4.5% and 4.9%, respectively, on an annualized basis.  In 2009, operating expenses were comprised primarily of salaries and benefits of $10.7 million, which compared to $11.6 million in 2008.  At June 30, 2009, the Company employed 162 FTE compared to 178 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $746,000 and $707,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in 2009 and 2008, respectively.  Included in FDIC/OCC assessments for the first six months of 2009 was $365,000 for the FDIC special assessment levied on all banks that hold insured deposits.    Loan/OREO expense was $755,000 for the first six months of 2009 compared to $224,000 for the same period one year earlier.  The increase of $531,000, or 237.1%, was primarily attributable to loan related legal fees and sales related expenses for “other real estate owned”.

Balance Sheet

Total assets of the Company at June 30, 2009 were $829.3 million, a decrease of $118.3 million, or 12.5%, as compared to $948.0 million at December 31, 2008.  The reduction in total assets was principally due to a decrease in loan balances and federal funds sold.

The following table shows the Company’s loans by type and their percentage distribution for the periods ended June 30, 2009 and December 31, 2008.

(dollars in thousands)	June 30,	December 31,
	2009	2008

Commercial	$261,927	$301,024
Real estate construction	79,738	98,105
Land loans	14,224	23,535
Real estate other	136,016	134,767
Factoring and asset based lending	47,790	55,761
SBA	60,885	77,043
Other	5,960	9,371
Total gross loans	606,540	699,606
Unearned fee income	(1,437)	(1,601)
Total gross loans	605,103	698,005
Less allowance for credit losses	(17,968)	(18,554)
Total loans, net	$587,135	$679,451

Commercial	43.2%	43.0%
Real estate construction	13.1%	14.0%
Land loans	2.3%	3.4%
Real estate other	22.4%	19.3%
Factoring and asset based lending	7.9%	8.0%
SBA	10.0%	11.0%
Other	1.0%	1.3%
Total gross loans	100.0%	100.0%

Gross loan balances were $606.5 million at June 30, 2009, which represented a decrease of $93.1 million, or 13.3%, as compared to $699.6 million at December 31, 2008. The decrease in loans was primarily in commercial and industrial loans and commercial, construction, and land loans without a concentration in any one specific category of loans.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $261.9 million at June 30, 2009, which represented a decrease of $39.1 million, or 13.0%, compared to $301.0 million at December 31, 2008.  At June 30, 2009, commercial loans comprised 43.2% of total loans outstanding compared to 43.0% at December 31, 2008.

The Company’s construction and land development loan portfolio together totaled approximately $94.0 million as of June 30, 2009 compared to $121.6 million as of December 31, 2008, representing a decrease of $27.7 million or 22.8%.  Construction and land development loan balances at June 30, 2009 and December 31, 2008 comprised 15.4% and 17.4%, respectively, of total loans.

Other real estate loans increased $1.2 million or 0.9% to $136.0 million at June 30, 2009 over $135.0 million at December 31, 2008.  The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans.  Other real estate loans represented 22.4% of total loans at June 30, 2009 compared to 19.3% at December 31, 2008.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At June 30, 2009, factoring/asset- based loans totaled $47.8 million or 7.9% of total loans, as compared to $55.8 million or 8.0% of total loans at December 31, 2008.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At June 30, 2009, SBA loans comprised $60.9 million, or 10.0%, of total loans, a decrease of $16.2 million, or 21.0%, from $77.0 million at December 31, 2008. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At June 30, 2009 and December 31, 2008, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At June 30, 2009, other loans totaled $6.0 million as compared to $9.4 million at December 31, 2008.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of June 30, 2009 and December 31, 2008.

(dollars in thousands)	June 30,		December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$274,633	39.9%	$284,319	36.6%
Interest-bearing demand	4,486	0.7%	4,267	0.5%
Money market and savings	280,262	40.7%	335,200	43.1%
Certificates of deposit:
Less than $100	79,643	11.6%	92,997	12.0%
$100 and more	50,096	7.3%	60,462	7.8%

Total deposits	$689,120	100.0%	$777,245	100.0%

Deposits decreased $88.1 million or 11.3% from $777.2 million at December 31, 2008 to $689.1 million at June 30, 2009. The decrease in deposits was primarily in money market and savings accounts.  As of June 30, 2009, demand deposits and core deposits continued to represent 40.5% and 81.2% of total deposits, respectively.

Leverage

Total gross loan balances at June 30, 2009 were $606.5million.  The resulting loan to deposit ratio was 88.0%.  Other earning assets at June 30, 2009 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $179.5 million. To date, the Company has deployed earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.

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

The holders of the Series B  and B-1 preferred shares have voting rights at a rate of 10 votes per share and may convert their shares in to shares of the Company’s common stock at a conversion rate of $10 per share, subject to customary adjustments for splits, dividends and other similar transactions.

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

Issuance costs of $569,000 incurred in connection with the issuance of both the private placement and TARP securities have been charged against Additional Paid in Capital.

The Company’s Tier 1 capital at June 30, 2009 was $105.9 million, which was comprised of preferred equity up to the allowable limit of $33.3 million, $40.3 million of capital stock and surplus, $15.3 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at June 30, 2009 and December 31, 2008 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of June 30,		As of December 31,
(dollars in thousands)	2009		2008
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$105,974	15.08%	$109,221	13.31%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$42,167	6.00%	$49,252	6.00%

Total Capital	$135,397	19.27%	$138,725	11.67%
(to Risk Weighted Assets)
Total capital minimum requirement	$70,279	10.00%	$82,086	10.00%

Company Leverage
Tier 1 Capital	$105,974	12.28%	$109,221	10.66%
(to Average Assets)
Tier 1 capital minimum requirement	$43,166	5.00%	$44,170	5.00%

Bank Capital Ratios
Tier 1 Capital	$107,220	15.27%	$106,137	12.94%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$42,126	6.00%	$49,206	6.00%

Total Capital	$116,110	16.54%	$116,388	14.19%
(to Risk Weighted Assets)
Total capital minimum requirement	$70,210	10.00%	$82,010	10.00%

Bank Leverage
Tier 1 Capital	$107,220	12.42%	$106,137	12.03%
(to Average Assets)
Tier 1 capital minimum requirement	$43,153	5.00%	$44,125	5.00%

The Company and the Bank were considered well capitalized at June 30, 2009.

Stock Repurchase Program

Effective May 5 2008, the Company announced a stock repurchase program to repurchase up to $5.0 million in shares of the Company for a nineteen month period extending to December 31, 2009.  Buying under the program will be at management’s discretion taking into consideration such factors as the market price of the stock, available cash flow, general economic conditions and other factors.  As of June 30, 2009, no share repurchases have occurred.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.  The increased level of nonperforming assets at June 30, 2009 may have the potential to impact the Company’s ability to raise deposits and could result in higher deposit costs and/or lower liquidity.  At June 30, 2009 and December 31, 2008, liquid assets as a percentage of deposits were 28.7% and 29.0%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $25.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At June 30, 2009, there were no balances outstanding on these lines.  Additionally, as of June 30, 2009, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $132.0 million for which the Company had collateral in place to borrow $42.0 million.  As of June 30, 2009, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at June 30, 2009, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of June 30, 2009
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$122,500	$-	$-	$-	$-	$122,500
Interest bearing deposits in
other banks	9,330	9,555	1,470	4,165	-	24,520
Agency securities	-	-	-	32,517	-	32,517
Loans	231,369	42,216	89,752	116,944	126,259	606,540
Total earning assets	$363,199	$51,771	$91,222	$153,626	$126,259	$786,077

Interest checking, money
market and savings	284,748	-	-	-	-	284,748
Certificates of deposit:
Less than $100,000	22,624	18,944	16,974	7,097	-	65,639
$100,000 or more	37,459	10,788	14,407	1,446		64,100
Other	-	-	-	-	17,527	17,527
Total interest-bearing liabilities	$344,831	$29,732	$31,381	$8,543	$17,527	$432,014

Interest rate gap	$18,368	$22,039	$59,841	$145,083	$108,732	$354,063
Cumulative interest rate gap	$18,368	$40,407	$100,248	$245,331	$354,063

Interest rate gap ratio	0.05	0.43	0.66	0.94	0.86
Cumulative interest rate
gap ratio	0.05	0.10	0.20	0.37	0.45

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at June 30, 2009 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at June 30, 2009 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows maturity and interest rate sensitivity of the loan portfolio at June 30, 2009 and December 31, 2008.  At June 30, 2009, approximately 80.8% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of June 30, 2009
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$261,927	$156,096	$79,804	$26,027
Real estate construction	79,738	76,473	2,762	503
Land loans	14,224	7,193	4,798	2,233
Real estate-other	136,016	18,943	43,052	74,021
Factoring / Asset-Based Lending	47,790	43,537	4,253	-
SBA	60,885	4,000	2,401	54,484
Other	5,960	5,649	311	-
Total loans	$606,540	$311,891	$137,381	$157,268

	As of December 31, 2008
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$301,024	$167,110	$106,946	$26,968
Real estate construction	98,105	98,105	-	-
Land loans	23,535	16,442	4,834	2,259
Real estate-other	134,767	19,673	36,475	78,619
Factoring / Asset-Based Lending	55,761	54,761	1,000	-
SBA	77,043	6,874	4,318	65,851
Other	9,371	9,100	271	-
Total loans	$699,606	$372,065	$153,844	$173,697

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of June 30, 2009 those guarantees include the following:

•	Standby Letters of Credit in the amount of $14.7 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

(dollars in thousands)	As of Juner 30, 2009
	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Long-term contracts	1,924	$1,416	$508	$-	$-

Operating leases	12,325	1,856	3,434	3,330	3,705

Total	$14,249	$3,272	$3,942	$3,330	$3,705

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2009, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Stockholders was held on May 21, 2009.  There were 6,888,424 shares of common stock outstanding and entitled to vote at the meeting.  A total of 5,711,181 shares of common stock were represented at the meeting in person or by proxy, representing 82.9% of the shares outstanding and entitled to vote at the meeting.

At the meeting, stockholders:

1)	re-elected all 10 of the Company’s incumbent directors to serve for the ensuing year;
2)
approved the conversion and voting features of the Company’s Series B and B-1 preferred stock issued to Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P.;

3)	approved an amendment of the Company’s bylaws to increase the minimum number of directors from six to seven and to increase the maximum number of directors from eleven to thirteen;
4)	approved an advisory proposal on the compensation of the Company’s executives; and
5)	ratified the selection of Vavrinek, Trine, Day & Co. LLP as the Company’s independent public accounting firm for its fiscal year ending December 31, 2009.

The voting results of the above matters were as follows:

1)	Election of directors:

	Shares Voted
	In Favor	Withheld

Richard M. Brenner	4,345,200	1,365,981
Lawrence Owen Brown	4,459,756	1,251,425
David V. Campbell	4,337,981	1,373,200
Robert P. Gionfriddo	4,420,841	1,290,340
Howard N. Gould	5,529,824	181,357
Allan C. Kramer, M.D.	4,310,836	1,400,345
Robert P. Latta	4,382,192	1,328,989
Daniel P. Myers	4,507,307	1,203,874
Thomas M. Quigg	4,383,492	1,327,689
Barry A. Turkus	4,458,456	1,252,725

2)
Approval of the conversion and voting features of the Company’s Series B and B-1 preferred stock issued to Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P.:

Shares Voted

For	3,707,722
Against	143,784
Abstain	22,825
Broker non-vote	1,836,850

3)	Approval of an amendment of the Company’s bylaws to increase the minimum number of directors from six to seven and to increase the maximum number of directors from eleven to thirteen:

Shares Voted

For	3,744,100
Against	129,469
Abstain	762
Broker non-vote	1,836,850

4)	Approval of an advisory proposal on the compensation of the Company’s executives:

Shares Voted

For	5,134,064
Against	323,168
Abstain	253,949
Broker non-vote	0

5)	Ratification of the selection of Vavrinek, Trine, Day & Co. LLP as the Company’s independent public accounting firm for its fiscal year ending December 31, 2009:

Shares Voted

For	5,688,290
Against	18,344
Abstain	4,547
Broker non-vote	0

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

(a) Exhibits

See Index to Exhibits at page 46 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: August 6, 2009	By:	/s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2009	By:	/s/ Thomas A. Sa

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