Form 10-Q
period 2009-09-30
Bridge Capital Holdings
filed 2009-11-05
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2009

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
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The number of shares of Common Stock outstanding as of November 2, 2009:  6,999,644

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$15,327	$18,421
Federal funds sold	157,845	199,525
Total cash and equivalents	173,172	217,946

Interest bearing deposits in other banks	19,120	7,268
Investment securities available for sale	40,761	-
Loans, net of allowance for credit losses of $16,922 at
September 30, 2009 and $18,554 at December 31, 2008	555,254	679,451
Premises and equipment, net	3,909	4,790
Other Real Estate Owned	4,333	1,096
Accrued interest receivable	2,825	3,137
Other assets	35,454	33,908
Total assets	$834,828	$947,596

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$313,228	$284,319
Demand interest-bearing	4,255	4,267
Money market and savings	259,282	335,200
Time	115,294	153,459
Total deposits	692,059	777,245

Junior subordinated debt securities	17,527	17,527
Other borrowings	-	30,000
Accrued interest payable	337	511
Other liabilities	16,204	9,823
Total liabilities	726,127	835,106

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized;
323,864 shares issued and outstanding at September 30, 2009 and
December 31, 2008	53,864	53,864
Common stock, no par value; 30,000,000 shares authorized;
6,999,644 shares issued and outstanding at September 30, 2009;
6,888,424 shares issued and outstanding at December 31, 2008;	37,153	36,833
Additional paid in capital	3,503	2,822
Retained earnings	14,798	17,916
Accumulated other comprehensive income	(617)	1,055
Total shareholders' equity	108,701	112,490
Total liabilities and shareholders' equity	$834,828	$947,596

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Loans	$10,181	$13,632	$33,218	$43,107
Federal funds sold	106	512	300	835
Investment securities available for sale	117	69	146	1,204
Other	111	45	287	81
Total interest income	10,515	14,258	33,951	45,227

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	2	3	4	10
Money market and savings	435	2,083	1,749	6,662
Certificates of deposit	825	894	2,777	2,923
Other	261	291	1,086	889
Total interest expense	1,523	3,271	5,616	10,484

Net interest income	8,992	10,987	28,335	34,743
Provision for credit losses	650	19,000	8,300	27,570
Net interest income after provision
for credit losses	8,342	(8,013)	20,035	7,173

NON-INTEREST INCOME:
Service charges on deposit accounts	498	327	1,394	814
International fee income	315	594	1,137	1,403
Cash flow hedge	301	151	3,221	603
Gain on sale of SBA loans	220	87	611	556
Other non interest income	355	796	1,656	1,965
Total non-interest income	1,689	1,955	8,019	5,341

OPERATING EXPENSES:
Salaries and benefits	5,081	5,859	15,749	17,421
Premises and fixed assets	1,118	1,163	3,336	3,424
Other	3,003	2,780	8,923	7,204
Total operating expenses	9,202	9,802	28,008	28,049

Income (loss) before income taxes	829	(15,860)	46	(15,535)
Income taxes	290	(6,655)	16	(6,525)
Net income (loss)	$539	$(9,205)	$30	$(9,010)

Preferred dividends	1,064	-	3,138	-
Net income (loss) available to
common shareholders	$(525)	$(9,205)	$(3,108)	$(9,010)

Basic earnings (loss) per share	$(0.08)	$(1.41)	$(0.47)	$(1.38)
Diluted earnings (loss) per share	$(0.08)	$(1.41)	$(0.47)	$(1.38)
Average common shares outstanding	6,571,479	6,533,545	6,571,479	6,487,200
Average common and equivalent
shares outstanding	6,571,479	6,533,545	6,571,479	6,487,200

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$30	$(9,010)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for credit losses	8,300	27,570
Depreciation and amortization	1,330	1,200
Stock based compensation	1,091	1,029
Loans originated for sale	(7,528)	(38,419)
Proceeds from loan sales	18,164	20,254
Gain from sale of securities	-	711
Increase (decrease) in accrued interest receivable
and other assets	(1,558)	(10,137)
Increase (decrease) in accrued interest payable
and other liabilities	7,332	351
Net cash provided by (used in) operating activities	27,161	(6,451)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of securities available for sale	(40,654)	-
Proceeds from sale/maturity of securities available for sale	-	53,939
Purchase of interest bearing deposits	(11,852)	(4,915)
Net decrease (increase) in loans	98,486	(34,963)
Purchase of fixed assets	(294)	(1,220)
Net cash provided by (used in) investing activities	45,686	12,841

CASH FLOW FROM FINANCING ACTIVITIES:

Net (decrease) increase in deposits	(85,186)	67,383
Decrease in other borrowings	(30,000)	20,000
Common stock issued	-	413
Payment of cash dividends	(2,335)	-
Preferred stock issuance costs	(100)	-
Net cash provided by (used in) financing activities	(117,621)	87,796

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	(44,774)	94,186
Cash and equivalents at beginning of period	217,946	40,835
Cash and equivalents at end of period	$173,172	$135,021

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$3,148	$10,355
Cash paid for income taxes	$16	$4,638

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of September 30, 2009 and for the three and nine months ended September 30, 2009 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarter and nine months ended September 30, 2009 are not necessarily indicative of full year results.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (the “Codification” or “ASC”), an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff.  All guidance contained in the Codification carries an equal level of authority.  The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics.  The adoption of this accounting standard, which was subsequently codified into FASB ASC 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings or Company’s statements of income and condition.

In April 2009, the FASB issued guidance related to fair value and impairment charges (see Note 8 -Fair Values of Assets and Liabilities), for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance amended previously-issued standards to better determine fair value when there is no active market or where the price inputs being used represent distressed sales, and requires disclosures if application of the guidance results in any changes in valuation techniques or related inputs. The guidance also affirmed the requirement that the entire impairment of an impaired debt security be recognized as an other-than-temporary impairment (OTTI) in earnings if it is likely that the security will be sold prior to recovery of the security's cost basis, but allows an entity to recognize the non-credit related portion of the security’s OTTI as part of other comprehensive income rather than earnings if it is more likely that an impaired security will be held until its cost basis can be recovered. It also requires additional qualitative fair value disclosures for interim periods for public companies, in addition to the preexisting annual requirement. Except for the increased frequency of disclosure, this guidance has not impacted the Company. As noted in the previous paragraph, this guidance has been incorporated into FASB's Codification.

In May 2009, the FASB established general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, these standards set forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These standards became effective with interim or annual financial periods ending after June 15, 2009. The guidance provided by these standards has been incorporated into FASB's Codification.

In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard is effective for financial asset transfers occurring after December 31, 2009. The adoption of this accounting standard is not expected to have any impact on the Company's financial statements.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.  The Company has recorded an incremental $345,000 ($273,000 net of tax) and $1.1 million ($875,000 net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2009, respectively, as a result of the adoption of SFAS No. 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2009.   As of September 30, 2009, $3.3 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.1 years.

The impact of implementing SFAS No. 123R reduced basic earnings per share by $0.04 and $0.13 and diluted earnings per share by $0.03 and $0.12 for the three and nine months ended September 30, 2009, respectively.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include the SFAS No. 158 adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive loss totaling $(617,000), net of tax, as of September 30, 2009 and cumulative other comprehensive income of $1.1 million, net of tax, as of December 31, 2008.

	Three months ended		Nine months ended
(dollars in thousands)	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$539	$(9,205)	$30	$(9,010)

Other comprehensive earnings-
Net unrealized gains (losses) on
securities available for sale	116	(276)	158	(489)
Net unrealized gains (losses) on
FAS 158 adjustment - supplemental
executive retirement plan	13	70	37	172
Net unrealized gains (losses) on
cash flow hedges	(490)	484	(1,866)	492

Total comprehensive income (loss)	$178	$(8,927)	$(1,641)	$(8,835)

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

	Three months ended		Nine months ended
(dollars in thousands)	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$539	$(9,205)	$30	$(9,010)
Less:
Dividends on preferred shares	(1,064)	-	(3,138)	-
Net income (loss) available for
common shareholders	$(525)	$(9,205)	$(3,108)	$(9,010)

Weighted average shares:
Basic common shares	6,571,479	6,533,545	6,571,479	6,487,200
Diluted potential common shares
related to stock based awards,
using the treasury stock method	0	0	0	0
Total average common equivalent shares	6,571,479	6,533,545	6,571,479	6,487,200

Basic earnings (loss) per share	$(0.08)	$(1.41)	$(0.47)	$(1.38)
Diluted earnings (loss) per share	$(0.08)	$(1.41)	$(0.47)	$(1.38)

3.           Securities

The amortized cost and approximate fair values of securities at September 30, 2009 are as follows:

(dollars in thousands)	As of September 30, 2009
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government agency notes	$38,383	$263	$-	$38,646
Mortgage backed securities	2,114	1	-	2,115
Total securities available for sale	40,497	264	-	40,761
Total investment securities	$40,497	$264	$-	$40,761

The scheduled maturities of securities available for sale at September 30, 2009 were as follows:

(dollars in thousands)	September 30, 2009
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	40,497	40,761
Due after five years through ten years	-	-
Due after ten years	-	-
Total securities available for sale	40,497	40,761
Total investment securities	$40,497	$40,761

As of September 30, 2009, no investment securities were pledged as collateral.   As of September 30, 2009, there were no unrealized losses attributable to securities maturing in greater than 12 months.

As of December 31, 2008 the Company did not own any securities.

4.           Loans

The balances in the various loan categories are as follows as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(dollars in thousands)	2009	2008

Commercial	$257,703	$301,024
SBA	59,606	77,043
Real estate construction	52,888	98,105
Land development	13,530	23,535
Real estate other	135,326	134,767
Factoring and asset based lending	48,413	55,761
Other	6,228	9,371
Loans, gross	573,694	699,606
Unearned fee income	(1,518)	(1,601)
Total loan portfolio	572,176	698,005
Less allowance for credit losses	(16,922)	(18,554)
Loans, net	$555,254	$679,451

5.           Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at September 30, 2009 and December 31, 2008 are comprised of the following:

(dollars in thousands)	September 30, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Leasehold improvements	$5,391	$(2,691)	$2,700
Furniture and fixtures	1,059	(840)	219
Capitalized software	3,070	(2,440)	630
Equipment	2,151	(1,794)	357
Construction in process	3	-	3
Totals	$11,674	$(7,765)	$3,909

	December 31, 2008
		Accumulated	Net book
	Cost	Depreciation	Value

Leasehold improvements	$5,378	$(2,196)	$3,182
Furniture and fixtures	1,149	(759)	390
Capitalized software	2,816	(2,056)	760
Equipment	2,015	(1,557)	458
Construction in process	-	-	-
Totals	$11,358	$(6,568)	$4,790

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

Other Borrowings

There were no other borrowings at September 30, 2009 and $30.0 million in other borrowings at December 31, 2008.

As of September 30, 2009, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $124.0 million for which the Company had collateral in place to borrow $41.0 million.  As of September 30, 2008, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million.  At September 30, 2009, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and nine month periods ended September 30, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of stock-based awards granted during those periods are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Expected life	75 months	75 months	75 months	75 months

Stock volatility	28.00%	22.00%	28.00%	22.00%

Risk free interest rate	2.74%	3.19%	2.21%	3.25%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$1.94	$3.53	$1.68	$4.96

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of September 30, 2009
	Total	Level 1	Level 2	Level 3

Securities available for sale	$40,761	$40,761	$-	$-
Impaired loans	$27,745	-	-	27,745
Cash flow hedge	986	-	986	-
Warrant portfolio	743	-	-	743
Mortgage servicing rights	711	-	711	-

Total	$70,946	$40,761	$1,697	$28,488

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended September 30, 2009.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis were not material for the quarter ended September 30, 2009.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at September 30, 2009 and December 31, 2008.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits (see Note 3 for information regarding securities).

(dollars in thousands)
	September 30, 2009		December 30, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$15,327	$15,327	$18,421	$18,421
Federal funds sold	157,845	157,845	199,525	199,525
Interest bearing deposits
in other banks	19,120	19,077	7,268	7,256
Investments securities	40,761	39,991	-	-
Loans and leases, gross	573,694	581,504	699,780	721,856
Bank owned life insurance	9,882	9,882	9,580	9,580
Cash flow hedge	(953)	(953)	(1,445)	(1,445)

Financial liabilities:
Deposits	692,060	690,389	777,246	775,922
Trust preferred securities	17,527	17,843	17,527	17,595
Other borrowings	-	-	30,000	29,959

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of September 30, 2009 and December 31, 2008.  The Company did not have any derivative instruments that were assets as of September 30, 2009 and December 31, 2008.

(dollars in thousands)

		Fair Value
Derivatives Designated as Hedging	Balance Sheet	September 30,	December 31,
Instruments Under SFAS 133	Location	2009	2008

Interest rate contracts	Other assets	$-	$(1,445)
Interest rate contracts	Other liabilities	$(953)	$-

Total hedged derivatives		$(953)	$(1,445)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of September 30, 2009, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2009 and 2008, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three and nine months ended September 30, 2008, interest rate derivatives, which have since been terminated, were also used to hedge the cash inflows associated with existing pools of Prime-based loan assets.  During the three and nine months ended September 30, 2009, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(398,000) and $460,000, respectively.  During the three and nine months ended September 30, 2008, the amount of pre-tax gain recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $1.5 million and $2.3 million, respectively.  During the three and nine months ended September 30, 2009, $135,000 and $487,000, respectively was reclassified into earnings related to the effective portion of cash flow hedges.  During the three and nine months ended September 30, 2008, $550,000 and $1.5 million, respectively was reclassified into earnings related to the effective portion of cash flow hedges.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2008, the Company recognized a loss of $133,000 and $198,000, respectively, for hedge ineffectiveness attributable to a mismatch between the swap notional and the aggregate principal amount of the designated loan pools. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $338,000 will be reclassified as an increase to interest income and $227,000 will be reclassified as an increase to interest expense.  During the three and nine months ended September 30, 2009 and 2008, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions related to certain terminated interest rate swaps becoming probable not to occur.  The accelerated amounts for the three and nine months ended September 30, 2009 were a gain of $301,000 and $3.2 million, respectively. The accelerated amounts for the three and nine months ended September 30, 2008 were a gain of $113,000 and $486,000, respectively.

The tables below presents the effect of the Company’s derivative financial instruments, interest rate contracts, on the income statement for the three and nine months ended September 30, 2009 and 2008.

	Interest Income		Non-Interest Income		Total Income
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008

Amount of gain reclassified from AOCI
into income - effective portion	$135	$550	$301	$113	$436	$663

Amount of gain recognized in income
on derivative - ineffective portion and
amount excluded from effectiveness
testing	-	-	-	(133)	-	(133)

Total derivative income	$135	$550	$301	$(20)	$436	$530

	Interest Income		Non-Interest Income		Total Income
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008

Amount of gain reclassified from AOCI
into income - effective portion	$487	$1,494	$3,221	$486	$3,708	$1,980

Amount of gain recognized in income
on derivative - ineffective portion and
amount excluded from effectiveness
testing	-	-	-	(198)	-	(198)

Total derivative income	$487	$1,494	$3,221	$288	$3,708	$1,782

Credit Risk Related Contingent Features

The Company has an agreement with one of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of September 30, 2009 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $933,000. As of September 30, 2009, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $890,000 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2009, it would have been required to settle its obligations under the agreements at the termination value.

10.           Preferred Stock

On November 13, 2008, the United States Treasury Department (the Treasury) approved the Company’s participation in the TARP Capital Purchase Program, subject to the Company raising additional equity in an amount satisfactory to Treasury.  On December 4, 2008, investors agreed to purchase $30 million of the Company’s Series B and B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock in a private placement, subject to the Treasury approving the Company’s participation in the TARP Capital Purchase Program and its ability to satisfy all legal requirements for selling equity securities to the Treasury under the program.  Based on discussions with the Treasury representatives, the Company understood that raising $30 million would satisfy the requirement that we raise additional equity.  The Company sold $30 million of our Series B and B-1 Preferred Stock in a private placement on December 17, 2008 and subsequently sold $23.9 million in TARP securities to the Treasury on December 23, 2008.  In addition the Company issued a warrant to the Treasury to purchase up to 396,412 shares of the Company’s common stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” for additional preferred stock discussion.

The Company performed a net present value calculation to determine a relative fair value of $17.7 million for the preferred stock issued to the U.S. Treasury Department.  The calculation assumed that the preferred stock would be repurchased by the Company in five years and utilized a twelve percent discount rate.

The Company performed a Black-Scholes calculation to determine a relative fair value of $52,000 for the warrants issued to the U.S. Treasury Department.  The calculation assumed the following:

Company Stock Price	$4.40
Warrant Conversion Price	$9.03
Expected Life (Years)	5.00
Annualized Volatility	22.00%
Annual Dividend Rate	0.00%
Discount Rate (Bond Equivalent Rate)	1.53%

In order to determine the amount of TARP capital that should be allocated to the warrants, the Company calculated a warrant allocation ratio (APB Opinion No. 14).  This ratio is equal to the value of the fair value of the warrants divided by the sum of the fair value of the warrants plus the fair value of the straight preferred stock.  This ratio was then multiplied by the total amount of TARP capital issued resulting in a value of approximately $70,000 being allocated to the warrants (i.e. the discount on the TARP related preferred stock).  The assumed life of the warrants is five years and therefore the discount is being amortized over that time period.  Due to immateriality, the discount is being amortized utilizing the straight-line method.  Additionally, the amortization of the discount has been immaterial to net income available to common shareholders and has had no impact on earnings per common share.

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At September 30, 2009 and December 31, 2008, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and nine months ended September 30, 2009 and 2008.

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
Statement of Operations Data:	2009	2008	2009	2008

Interest income	$10,515	$14,258	$33,951	$45,227
Interest expense	1,523	3,271	5,616	10,484
Net interest income	8,992	10,987	28,335	34,743
Provision for credit losses	650	19,000	8,300	27,570
Net interest income after provision
for credit losses	8,342	(8,013)	20,035	7,173
Other income	1,689	1,955	8,019	5,341
Other expenses	9,202	9,802	28,008	28,049
Income (loss) before income taxes	829	(15,860)	46	(15,535)
Income taxes	290	(6,655)	16	(6,525)
Net income (loss)	$539	$(9,205)	$30	$(9,010)
Preferred dividends	1,064	-	3,138	-
Net income available to
common shareholders	$(525)	$(9,205)	$(3,108)	$(9,010)

Per Share Data:
Basic earnings (loss) per share	$(0.08)	$(1.41)	$(0.47)	$(1.38)
Diluted earnings (loss) per share	$(0.08)	(1.41)	(0.47)	(1.38)
Book value per common share	7.83	8.74	7.83	8.74
Cash dividend per common share	-	-	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$834,828	$855,407
Loans, net	555,254	667,142
Deposits	692,059	738,739
Shareholders' equity	108,701	57,691

Average balance sheet amounts:
Assets	$854,247	$858,555	$874,329	$814,683
Gross loans	589,343	705,402	630,354	684,690
Deposits	714,497	763,361	722,275	715,224
Shareholders' equity	109,160	67,222	110,933	68,017

Selected Ratios:
Return on average assets	0.25%	-4.27%	0.00%	-1.48%
Return on average equity	1.96%	-54.48%	0.04%	-17.69%
Efficiency ratio	86.15%	75.74%	77.04%	69.98%
Total risk based capital ratio	19.57%	10.27%
Net chargeoffs to average gross loans	0.30%	2.31%	1.58%	2.69%
Allowance for loan losses to total loans	2.95%	2.59%
Average equity to average assets	12.78%	7.83%	12.69%	8.35%

Summary of Financial Results – Quarter ended September 30, 2009

The Company reported a net loss available to common shareholders of $(0.5) million, or $(0.08) per diluted common share, for the three months ended September 30, 2009 representing a decrease in net loss of $8.7 million, or 94.3%, compared to a net loss of $9.2 million, or $(1.41) per diluted common share, for the same period one year ago.  The net loss available to common shareholders was impacted by preferred dividends of $1.1 million during the third quarter of 2009.  There were no preferred dividends during the third quarter of 2008.  The increase in earnings resulted primarily from a decrease in provision for credit losses.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	September 30,		Increase
(dollars in thousands)	2009	2008	(Decrease)

Interest income	$10,515	$14,258	$(3,743)
Interest expense	1,523	3,271	(1,748)

Net interest income	8,992	10,987	(1,995)
Provision for credit losses	650	19,000	(18,350)

Net interest income after provision for credit losses	8,342	(8,013)	16,355
Other income	1,689	1,955	(266)
Other expenses	9,202	9,802	(600)
Income (loss) before income taxes	829	(15,860)	16,689

Income taxes	290	(6,655)	6,945
Net income (loss)	$539	$(9,205)	$9,744

Preferred dividends	1,064	0	1,064
Net income (loss) available to common shareholders	$(525)	$(9,205)	$8,680

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended September 30, 2009 was $9.0 million, which was comprised of $10.5 million in interest income and $1.5 million in interest expense. Net interest income for the quarter ended September 30, 2008 was $11.0 million, which was comprised of $14.3 million in interest income and $3.3 million in interest expense.  Net interest income for the quarter ended September 30, 2009 represented a decrease of $2.0 million or 18.2% from the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended September 30, 2009 average earning assets of $813.6 million represented a decrease of $7.6 million, or 0.9%, compared to $821.2 million for the same period in 2008.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 82.48% during the quarter ended September 30, 2009, which represented a decrease compared to an average of 92.41% for the same quarter of 2008 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the quarter ended September 30, 2009 compared to 5.00% in the same period one year earlier.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended September 30, 2009 was 4.38% compared to 5.32% in the same period one year earlier.  The decrease in net interest margin from 2008 to 2009 was primarily a result of the decrease in short term interest rates, a decrease in income from interest rate swaps, and an increased level of nonperforming assets.  During the quarter ended September 30, 2009, the net settlement from interest rate swaps contributed $135,000 to support net interest income compared to $550,000 for the quarter ended September 30, 2008.  The increased level of nonperforming assets resulted in a negative impact on the Company’s net interest margin of 29 basis points in the third quarter of 2009 from reversed or foregone interest.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended September 30, 2009 and 2008.

	Three months ended September 30,
(dollars in thousands)	2009			2008

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$589,343	6.9%	$10,181	$705,402	7.7%	$13,632
Federal funds sold	167,480	0.3%	106	104,909	1.9%	512
Investment securities	35,161	1.3%	117	5,419	5.1%	69
Other	21,591	2.0%	111	5,481	3.3%	45
Total interest earning assets	813,575	5.1%	10,515	821,211	6.9%	14,258

Noninterest-earning assets:
Cash and due from banks	15,185			18,154
All other assets (3)	25,487			19,190
TOTAL	$854,247			$858,555

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$4,349	0.1%	$1	$5,340	0.2%	$3
Savings	280,640	0.6%	435	420,900	2.0%	2,083
Time	137,139	2.4%	826	99,290	3.6%	894
Other	17,527	5.9%	261	21,386	5.4%	291
Total interest bearing liabilities	439,655	1.4%	1,523	546,916	2.4%	3,271

Noninterest-bearing liabilities:
Demand deposits	292,370			237,831
Accrued expenses and other liabilities	13,062			6,586
Shareholders' equity	109,160			67,222
TOTAL	$854,247			$858,555

Net interest income and margin		4.4%	$8,992		5.3%	$10,987

(1)	Loan fee amortization of $833,000 and $1.2 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $17.7 million and $15.8 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2009 and 2008.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Three months ended September 30,
	2009 vs. 2008
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$(2,005)	$(1,446)	$(3,451)
Federal funds sold	40	(446)	(406)
Investment securities	99	(51)	48
Other	83	(17)	66
Total interest income	(1,784)	(1,959)	(3,743)

Interest expense:
Demand	(0)	(2)	(2)
Savings	(217)	(1,431)	(1,648)
Time	228	(296)	(68)
Other	(57)	27	(30)
Total interest expense	(47)	(1,701)	(1,748)

Change in net interest income	$(1,736)	$(259)	$(1,995)

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

Interest Income

Interest income of $10.5 million in the quarter ended September 30, 2009 represented a decrease of $3.7 million, or 26.3%, from $14.3 million in the same quarter one year earlier.  The decrease in interest income was primarily due to a decrease in interest rates, a decrease in income from interest rate swaps, and an increased level of nonperforming assets.

Average gross loans were $589.3 million for three months ended September 30, 2009, a decrease of $116.1 million or 16.5% from $705.4 million for the same period one year earlier.  Average loans comprised 72.4% of average earning assets in the three months ended September 30, 2009 compared to 85.9% in the third quarter of 2008.

The average yield on earning assets was 5.13% for the quarter ended September 30, 2009 and 6.91% for the quarter ended September 30, 2008.  As noted above, the majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the decrease in yield was primarily due to decreases in the prime rate during 2009 and the later part of 2008 and interest reversed or foregone on nonperforming assets offset, in part, by income from interest rate swaps.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $224.2 million for the quarter ended September 30, 2009, an increase of $108.4 million or 93.6% from $115.8 million for the three months ended September 30, 2008.

Interest Expense

Interest expense was $1.5 million for the quarter ended September 30, 2009, which represented a decrease of $1.7 million, or 53.4% from $3.3 million for the comparable period of 2008.  The decrease in interest expense reflects lower interest rates paid on liabilities in 2009 compared to 2008.  Average interest-bearing liabilities were $439.7 million for the three months ended September 30, 2009, a decrease of $107.3 million, or 19.6%, from $546.9 million for the same period one year earlier.

Average interest bearing deposits were $422.1 million for the quarter ended September 30, 2009, which represented 96.0% of total average deposits and was a decrease of $103.4 million, or 19.7%, from $525.5 million representing 96.1% of total average deposits in the third quarter of 2008.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $17.5 million and $21.4 million in the three months ended September 30, 2009 and 2008, respectively.

The average rate paid on interest-bearing liabilities of 1.37% in the quarter ended September 30, 2009 compared to 2.37% in the third quarter of 2008.

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

The Company provided $0.7 million to the allowance for credit losses for the three months ended September 30, 2009, compared to $19.0 million for the same period in 2008.

The Company’s loan charge-offs totaled $1.7 million during the third quarter ended September 30, 2009, compared to $15.9 million for the same period one year earlier.  The Company recognized $11,000 and $34,000 in loan recoveries for the three months ended September 30, 2009 and 2008, respectively.

The following schedule provides an analysis of the allowance for credit losses for the quarter ended September 30, 2009 and 2008, respectively:

	Three months ended
(dollars in thousands)	September 30,
	2009	2008

Balance, beginning of period	$17,968	$14,608
Provision for credit losses	650	19,000
Charge-offs	(1,707)	(15,878)
Recoveries	11	34
Balance, end of period	$16,922	$17,764

The decrease in the allowance for loan losses of $0.8 million from $17.8 million at September 30, 2008 to $16.9 million at September 30, 2009 is primarily attributable to (1) a decrease in total gross loans; and (2) a decrease in unidentified probable, estimable losses due to proactive loss recognition in the earlier periods of the fiscal year.

Based on an evaluation of the individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending September 30, 2009 and December 31, 2008:

(dollars in thousands)	September 30, 2009		December 31, 2008
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
	Amount	gross loans	Amount	gross loans

Commercial	$7,374	1.29%	$6,179	0.88%
SBA	1,125	0.20%	1,673	0.24%
Real estate construction	3,044	0.53%	5,197	0.74%
Land loans	970	0.17%	1,592	0.23%
Real estate other	3,411	0.59%	2,495	0.36%
Factoring/ABL	865	0.15%	1,222	0.17%
Other	133	0.02%	196	0.03%
	$16,922	2.95%	$18,554	2.65%

Beginning in the second quarter of 2008, deterioration in economic conditions within the Company's market area and, as applicable, the State of California and/or national macroeconomic conditions resulted in increased stress to the loan portfolio, specifically construction and land development loans outside of the Company’s primary market of Santa Clara County and contiguous portions of San Mateo and Alameda counties.

In response to the deteriorating market conditions, the Company undertook steps to aggressively reduce the exposure to construction and land development loans with particular emphasis on loans outside of its primary market.  Management curtailed new loan origination, thoroughly reviewed collateral values of projects approaching maturity and conservatively evaluated the market prospects of collateral for indications of impairments.

At September 30, 2009, the Company’s land development portfolio was reduced to $13.5 million with just $7.1 million remaining exposure outside of the primary market area.  Further, over 50% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at September 30, 2009 were reduced to $52.9 million with $19.5 million remaining on projects outside of the primary market area.  In addition, at that date $19.0 million, or 35.9%, were loans to finance commercial projects and $9.4 million, or 17.7% were loans to finance residential projects of five or more units.

The aggressive management of credits in this category has resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This has resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Non performing loans at September 30, 2009, on average, have been reduced by approximately 30% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.

In response to the elevated level of charge-offs, migration of construction and land portfolios, and general deterioration in economic conditions the Company also increased provisions for potential loans losses and built the reserve to approximately 2.95% of total loans.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 60.99% at September 30, 2009.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analysis.

At September 30, 2009 nonperforming assets represented 3.84% of total assets, compared to 1.78% of total assets on December 31, 2008.  Nonperforming assets have increased primarily as a result of substantial deterioration in the real estate market and the Company’s commitment to aggressively manage credit exposure.  The following summarizes nonperforming assets at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(dollars in thousands)	2009	2008

Loans accounted for on a non-accrual basis	$27,745	$15,772
Other loans with principal or interest contracturally past due
90 days or more	-	-
Total nonperforming loans	27,745	15,772
Other real estate owned	4,333	1,096
Total nonperforming assets	$32,078	$16,868

The nonperforming assets at September 30, 2009 consisted of loans on nonaccrual or 90 days or more past due totaling $27.7 million, and other real estate owned valued at $4.3 million.  Nonperforming loans at September 30, 2009 were comprised of loans with legal contractual balances totaling approximately $41.4 million reduced by impairment charges of $13.7 million which have been charged against the allowance for credit losses.   As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

The following table sets forth the components of nonperforming loans as of September 30, 2009.

(dollars in thousands)

September 30, 2009
Classification	Amount	Collateral

Land	$2,482	Lots for retail development in Sacramento County

Land	956	Lots for commercial development in Ventura County
Land	911	Lots for single family homes in Idaho
Land	434	Lots for single family homes and commercial office space in Alameda County
Land	40	Lot for single family home in Calaveras County
	4,823

Construction	7,030	Commercial condominiums in Sacramento County
Construction	3,327	Condominiums/townhomes in Santa Clara County
Construction	2,849	2 completed SFRs in Morgan Hill, CA
Construction	1,927	Residential property in Menlo Park, Ca
Construction	346	Partially completed home in San Mateo County
	15,479

Real Estate Other	3,996	RE Investment - office
Real Estate (SBA)	1,679	Retail development in Southern California
Real Estate (SBA)	627	RE Commercial, Owner occupied office
Real Estate Other	510	Single family residence in Central California
Real Estate other	196	Single family residences
Real Estate (SBA)	20	RE Commercial, Retail
Real Estate (SBA)	15	RE Commercial, Warehouse
	7,043

Commercial	294	Previously Unsec, Currently D/T
Commercial	102	Business assets
Commercial	4	None
	400

Total nonperforming loans	$27,745

Management undertakes significant processes in order to identify potential problem loans in a timely manner.  In addition to regular interaction with the Company’s borrowers, the relationship managers review the credit ratings for each loan on a monthly basis and identify any potential downgrades.  For commercial, SBA, and factoring/asset-based loans, the Company receives quarterly financial statements and other pertinent reporting, such as borrowing bases for asset-based facilities, so as to identify any deteriorating financial trends.  Covenant compliance for these loans is also monitored on a quarterly basis.  For real estate construction and land loans, the development, construction and lease up or sell out status of each project is monitored on a monthly basis.  For loans secured by standing commercial or residential property, the Company receives updated rent rolls and operating statements on an annual basis.  In addition, home equity loans are reviewed annually for deterioration in either the underlying property value or the borrower’s payment history.  Management also engages a third party loan review firm that reviews the loan portfolio every four months to further identify potential problem loans.  The loan review includes assessment of underwriting, quality of legal documents, management of the loan relationship, and adherence to the credit policy along with acceptable risk mitigation and rationale for exceptions to the policy.

As part of the loan approval process, management identifies the nature and type of underlying collateral supporting individual loans.  Prior to or at the time of initial advances, any required lien positions are verified using UCC lien searches for personal property collateral, or title insurance for real property collateral.  The Company engages a third party loan review firm to conduct an annual review of its loan documentation and the related policies and procedures regarding the loan documentation process.

The Company primarily relies on fair market appraisals to determine the value of underlying collateral.  Appraisals are required for real property secured loans of $250,000 or more, including increases to existing loans of $250,000 or more.  In the event there is evidence of deterioration in values, an evaluation of the collateral value and/or a full new appraisal is required for an extension of the loan maturity.  Potential problem loans are reappraised at a minimum of every 6-12 months depending on current economic conditions. The appraisals are performed by Board approved appraisers that have appropriate licensing and experience.  When a prospective loan amount exceeds $1.5 million, the completed appraisal is further reviewed by a qualified third party review appraiser.  To determine the value of underlying collateral for formula lines of credit that are predicated on a borrowing base of eligible assets, the Company requires a pre loan funding field audit of the borrower’s financial records to verify the accounts receivable, their eligibility for inclusion in the borrowing base, performance of the collateral and any asset concentrations.

On a monthly basis, relationship managers assess the collateral position of individual loans and identify any potential collateral shortfalls which, if left uncorrected, could result in deterioration of the repayment prospects for the loan at some future date.  Any potential collateral shortfalls are incorporated into a written corrective action plan.  The status of the correction action plans are reviewed by executive management.  Review of ability to acquire additional collateral and the related timeframes are addressed on an individual loan basis.

At the time a loan is classified as substandard (which includes any loans on non-accrual), the Company performs an impairment analysis of the collateral based on appraisals, field audits, other market value indicators, and Management’s judgment.  Any shortfall between the collateral’s realization value and the loan balance is charged-off at that time.  Impairment analyses are updated on a monthly basis.  Additionally, as underlying collateral is reappraised the value of the collateral is reassessed and any additional charge-off is taken at that time.  A similar practice is followed for downward adjustments to the Company’s OREO carrying value.

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, the Company's construction and land loan portfolios, representing approximately 11.6% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
(dollars in thousands)	2009		2008
	Amount	Percent	Amount	Percent

Depositor service charges	$498	29.5%	$327	16.7%
International fee income	315	18.7%	594	30.4%
Other income - cash flow hedge	301	17.8%	151	7.7%
Gain on sale of SBA loans	220	13.0%	87	4.5%
Other operating income	127	7.5%	173	8.8%
SBA loan servicing income	108	6.4%	113	5.8%
Increase in value of life insurance	97	5.7%	97	5.0%
Gain on sale-OREO	23	1.4%	-	0.0%
Gain on sale of securities	-	0.0%	413	21.1%

	$1,689	100.0%	$1,955	100.0%

Non-interest income totaled $1.7 million in the third quarter of 2009, a decrease of $266,000 or 13.6% from $2.0 million in the third quarter of 2008.  Non-interest income generally consists primarily of service charge income on deposit accounts, foreign exchange income, gains recognized on sales of SBA loans, and SBA loan servicing income.  However, the decrease in non-interest income during the quarter ending September 30, 2009 was primarily attributable to a gain of $413,000 recognized on the sale of securities in 2008 with no corresponding gain in 2009.

For the quarter ended September 30, 2009 service charge income on deposit accounts was $498,000, representing an increase of $171,000, or 52.3%, compared to $327,000 for the same period one year ago.  The increase is attributable to an increase in deposit accounts and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the third quarter of 2009, the Company recognized $315,000 in international fee income, representing a decrease of $279,000, or 47.0%, compared to $594,000 for the same period one year ago.  The decrease was primarily caused by a decrease in client demand for international services as a result of the current economic environment.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  Gains recognized on sales of SBA loans were $220,000 in the quarter ended September 30, 2009 which represented an increase of $133,000 or 152.9% compared to $87,000 the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended September 30, 2009 and 2008.

	Three months ended September 30,
(dollars in thousands)	2009		2008
	Amount	Percent	Amount	Percent

Salaries and benefits	$5,080	2.5%	$5,859	2.9%
Occupancy	897	0.4%	910	0.4%
FDIC/OCC assessments	468	0.2%	164	0.1%
Data processing	692	0.3%	609	0.3%
Loan/OREO expense	248	0.1%	250	0.1%
Legal and professional	431	0.2%	433	0.2%
Deposit services	220	0.1%	224	0.1%
Furniture and equipment	221	0.1%	253	0.1%
Director/shareholder expense	198	0.1%	318	0.2%
Marketing and advertising	216	0.1%	309	0.2%
Other	531	0.3%	473	0.2%

	$9,202	4.5%	$9,802	4.8%

Operating expenses were $9.2 million for the three months ended September 30, 2009, a decrease of $600,000 or 6.1% from $9.8 million at September 30, 2008.   As a percentage of average earning assets, other expenses for the three months ended September 30, 2009 and 2008 were 4.5% and 4.8%, respectively, on an annualized basis. In 2009, operating expenses were comprised primarily of salaries and benefits of $5.1 million, which compared to $5.9 million in 2008.  At September 30, 2009, the Company employed 163 full-time equivalents (FTE) compared to 170 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $345,000 and $322,000 to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in the third quarter of 2009 and 2008, respectively.

As of the filing date of the Company’s Form 10-K for December 31, 2008, the FDIC had proposed changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share (based upon four risk categories).  Based upon the Company’s risk profile, it was anticipated that the FDIC assessment for 2009 would be approximately $1.4 million compared to approximately $530,000 for the same period one year earlier.  During the third quarter of 2009, the Company recognized $468,000 of this assessment compared to $164,000 for the same period one year earlier.

On February 27, 2009, the FDIC announced a special emergency assessment of 20 basis points that was payable September 30, 2009.  The Company accrued $366,000 for this special assessment during the second quarter of 2009.

Summary of Financial Results – Nine months ended September 30, 2009

The Company reported a net loss available to common shareholders of $(3.1) million, or $(0.47) per diluted common share, for the nine months ended September 30, 2009 representing an increase of $5.9 million, or 65.5%, compared to a net loss of $9.0 million, or $(1.38) per diluted common share, for the same period one year ago.  The net loss available to common shareholders was impacted by preferred dividends of $3.1 million during the first nine months of 2009.  There were no preferred dividends during the first nine months of 2008.

The table below highlights the changes in the nature and sources of income and expense.

	Nine months ended
	September 30,		Increase
(dollars in thousands)	2009	2008	(Decrease)

Interest income	$33,951	$45,227	$(11,276)
Interest expense	5,616	10,484	(4,868)

Net interest income	28,335	34,743	(6,408)
Provision for credit losses	8,300	27,570	(19,270)

Net interest income after provision for credit losses	20,035	7,173	12,862
Other income	8,019	5,341	2,678
Other expenses	28,008	28,049	(41)
Income (loss) before income taxes	46	(15,535)	15,581

Income taxes	16	(6,525)	6,541
Net income	$30	$(9,010)	$9,040

Preferred dividends	3,138	0	3,138
Net income (loss) available to common shareholders	$(3,108)	$(9,010)	$5,902

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

Net interest income for the nine months ended September 30, 2009 was $28.4 million, which was comprised of $34.0 million in interest income and $5.6 million in interest expense. Net interest income for the nine months ended September 30, 2008 was $34.7 million, which was comprised of $45.2 million in interest income and $10.5 million in interest expense.  Net interest income for the nine months ended September 30, 2009 represented a decrease of $6.4 million or 18.4% from the same period one year earlier.  The average balance sheet and the general interest rate environment drive net interest income.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the nine months ended September 30, 2009 compared to 5.43% in the same period one year earlier.

The Company’s net interest margin (net interest income divided by average earning assets) for the nine months ended September 30, 2009 was 4.55% compared to 6.01% for the same period one year earlier.  The decrease in net interest margin from 2008 to 2009 was primarily a result of the decrease in short term interest rates, a decrease in income from interest rate swaps, and an increased level of nonperforming assets.  During the nine months ended September 30, 2009, the net settlement from interest rate swaps contributed $487,000 to support net interest income compared to $1.5 million for the same period in 2008.  The increased level of nonperforming assets resulted in a negative impact on the Company’s net interest margin of 24 basis points in the first nine months of 2009 from reversed or foregone interest.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,
(dollars in thousands)	2009			2008
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$630,354	7.0%	$33,218	$684,690	8.4%	$43,107
Federal funds sold	169,113	0.2%	300	52,514	2.1%	835
Investment securities	14,908	1.3%	146	32,332	5.0%	1,204
Other	17,723	2.2%	287	3,294	3.3%	81
Total interest earning assets	832,098	5.5%	33,951	772,830	7.8%	45,227

Noninterest-earning assets:
Cash and due from banks	18,001			19,062
All other assets (3)	24,230			22,791
TOTAL	$874,329			$814,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$4,632	0.1%	$4	$5,271	0.3%	$10
Savings	298,868	0.8%	1,749	390,347	2.3%	6,662
Time	137,945	2.7%	2,777	98,349	4.0%	2,923
Other	29,432	4.9%	1,086	22,184	5.4%	889
Total interest bearing liabilities	470,877	1.6%	5,616	516,151	2.7%	10,484

Noninterest-bearing liabilities:
Demand deposits	280,830			221,257
Accrued expenses and other liabilities	11,689			9,258
Shareholders' equity	110,933			68,017
TOTAL	$874,329			$814,683

Net interest income and margin		4.6%	$28,335		6.0%	$34,743

(1)	Loan fee amortization of $3.2 million and $4.3 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $17.9 million and $11.9 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2009 and 2008.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Nine months ended September 30,
	2009 vs. 2008
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	(2,863)	(7,026)	$(9,889)
Federal funds sold	207	(742)	(535)
Investment securities	(171)	(887)	(1,058)
Other	234	(28)	206
Total interest income	(2,594)	(8,682)	(11,276)

Interest expense:
Demand	(1)	(5)	(6)
Savings	(535)	(4,378)	(4,913)
Time	797	(943)	(146)
Other	267	(70)	197
Total interest expense	529	(5,397)	(4,868)

Change in net interest income	$(3,122)	$(3,286)	$(6,408)

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

Interest Income

Interest income of $34.0 million in the nine months ended September 30, 2009 represented a decrease of $11.2 million, or 24.9%, from $45.2 million in the same period one year earlier.  The decrease in interest income was primarily due to a decrease in interest rates and a decrease in income from interest rate swaps, offset in part by growth in average earning assets.  Average earning assets for the nine months ended September 30, 2009 were $832.1 million and represented growth of $59.3 million or 7.7% over $772.8 million for the same period in 2008.

Average gross loans were $630.4 million for the nine months ended September 30, 2009, a decrease of $54.3 million or 7.9% from $684.7 million for the same period one year earlier.  Average loans comprised 75.8% of average earning assets in the nine months ended September 30, 2009 compared to 88.6% in the first nine months of 2008.  During the nine months ended September 30, 2009, the ratio of average gross loans to average deposits (one measure of leverage) was 87.3%, compared to 95.7% in the comparable period of 2008.

The average yield on earning assets was 5.46% for the nine months ended September 30, 2009 and 7.82% for the nine months ended September 30, 2008.  The majority of the Company’s earning assets, including a majority of loans, are priced to adjust with movements in short-term interest rates, particularly the prime rate, and the decrease in yield was primarily due to decreases in the prime rate during 2009 and the later part of 2008 and interest reversed or foregone on nonperforming assets offset, in part, by income from interest rate swaps.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $201.7 million for the nine months ended September 30, 2009, a decrease of $113.6 million or 128.9% from $88.1 million for the nine months ended September 30, 2008.

Interest Expense

Interest expense was $5.6 million for the nine months ended September 30, 2009, which represented a decrease of $4.9 million or 46.4% from $10.5 million for the comparable period of 2008.  The decrease in interest expense reflects lower interest rates paid on liabilities in 2009 compared to 2008.  Average interest-bearing liabilities were $470.9 million for the nine months ended September 30, 2009, a decrease of $45.3 million, or 8.8%, from $516.2 million for the same period one year earlier.

Average interest bearing deposits were $441.4 million for the nine months ended September 30, 2009, which represented 93.7% of total average deposits and was a decrease of $52.5 million, or 10.6%, from $494.0 million representing 95.7% of total average deposits in the first nine months of 2008.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $29.4 million in the nine months ended September 30, 2009 compared to $22.2 million for the same period one year earlier.

The average rate paid on interest-bearing liabilities of 1.59% in the nine months ended September 30, 2009 compared to 2.71% in the first nine months of 2008.

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

The Company provided $8.3 million to the allowance for credit losses for the nine months ended September 30, 2009, compared to $27.6 million for the same period in 2008.

The Company’s loan charge-offs totaled $10.3 million during the nine months ended September 30, 2009, compared to $18.4 million for the same period one year earlier.  The Company recognized $319,000 and $35,000 in loan recoveries for the nine months ended September 30, 2009 and 2008, respectively.

The following schedule provides an analysis of the allowance for credit losses for the nine months ended September 30, 2009 and 2008, respectively:

	Nine months ended
(dollars in thousands)	September 30,
	2009	2008

Balance, beginning of period	$18,554	$8,608
Provision for credit losses	8,300	27,570
Charge-offs	(10,251)	(18,449)
Recoveries	319	35
Balance, end of period	$16,922	$17,764

See “Summary of Financial Results – Quarter ended September 30, 2009 – Provision for Credit Losses” for a discussion of the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
(dollars in thousands)	2009		2008
	Amount	Percent	Amount	Percent

Other income - cash flow hedge	$3,221	40.2%	$603	11.3%
Depositor service charges	1,394	17.4%	814	15.2%
International fee income	1,137	14.2%	1,403	26.3%
Gain on sale-OREO	700	8.7%	-	0.0%
Gain on sale of SBA loans	611	7.6%	556	10.4%
Other operating income	337	4.2%	625	11.7%
SBA loan servicing income	316	3.9%	326	6.1%
Increase in value of life insurance	303	3.8%	303	5.7%
Gain on sale of securities	-	0.0%	711	13.3%

	$8,019	100.0%	$5,341	100.0%

Non-interest income totaled $8.0 million and $5.3 million in the first nine months of 2009 and 2008, respectively.  Non-interest income generally consists primarily of service charge income on deposit accounts, foreign exchange income, gains recognized on sales of SBA loans, and SBA loan servicing income.  However, the increase in non-interest income during the nine months ending September 30, 2009 was primarily attributable to the acceleration of a deferred gain of $3.2 million on interest rate swaps that were previously terminated during the fourth quarter of 2008.  The acceleration of the deferred gain during the first nine months of 2009 was a result of further reductions in the loan pools that were originally designated as hedged against interest rate swaps.

For the nine months ended September 30, 2009 service charge income on deposit accounts was $1.4 million, representing an increase of $580,000, or 71.3%, compared to $814,000 for the same period one year ago.  The increase is attributable to an increase in deposit accounts and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first nine months of 2009, the Company recognized $1.1 million in international fee income, representing a decrease of $266,000, or 19.0%, compared to $1.4 million for the same period one year ago.  The decrease was primarily caused by a decrease in client demand for international services as a result of the current economic environment.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  Gains recognized on sales of SBA loans were $611,000 in the nine months ended September 30, 2009 which represented an increase of $55,000 or 9.9% compared to $556,000 for the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earning assets are set forth in the following table for the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,
(dollars in thousands)	2009		2008
	Amount	Percent	Amount	Percent

Salaries and benefits	$15,749	3.8%	$17,421	4.7%
Occupancy	2,634	0.6%	2,693	0.7%
Data processing	1,840	0.4%	1,769	0.5%
Legal and professional	997	0.2%	738	0.2%
FDIC/OCC assessments	1,306	0.3%	466	0.1%
Loan/OREO expense	1,004	0.2%	474	0.1%
Furniture and equipment	702	0.2%	731	0.2%
Marketing and advertising	691	0.2%	993	0.3%
Director/shareholder expense	660	0.2%	815	0.2%
Deposit services	794	0.2%	612	0.2%
Other	1,631	0.4%	1,337	0.4%

	$28,008	6.8%	$28,049	7.5%

Operating expenses were $28.0 million for the nine months ended September 30, 2009, a decrease of $41,000 or 0.15% over $28.0 million for the nine months ended September 30, 2008.   As a percentage of average earning assets, other expenses for the nine months ended September 30, 2009 and 2008 were 6.8% and 7.5%, respectively, on an annualized basis.  In 2009, operating expenses were comprised primarily of salaries and benefits of $15.7 million, which compared to $17.4 million in 2008.  At September 30, 2009, the Company employed 163 FTE compared to 170 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $1.1 million and $1.0 million to recognize compensation related to stock option grants as a result of the implementation of FAS No. 123R in 2009 and 2008, respectively.

As of the filing date of the Company’s Form 10-K for December 31, 2008, the FDIC had proposed changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share (based upon four risk categories).  Based upon the Company’s risk profile, it was anticipated that the FDIC assessment for 2009 would be approximately $1.4 million compared to approximately $530,000 for the same period one year earlier.  During the first nine months of 2009, the Company recognized $940,000 of this assessment compared to $466,000 for the same period one year earlier.

On February 27, 2009, the FDIC announced a special emergency assessment of 20 basis points that was payable September 30, 2009.  The Company accrued $366,000 for this special assessment during the second quarter of 2009.

Loan/OREO expense was $1.0 million for the first nine months of 2009 compared to $474,000 for the same period one year earlier.  The increase of $530,000, or 111.8%, was primarily attributable to loan related legal fees and sales related expenses for “other real estate owned”.

Balance Sheet

Total assets of the Company at September 30, 2009 were $834.8 million, a decrease of $112.8 million, or 11.9%, as compared to $947.6 million at December 31, 2008.  The reduction in total assets was principally due to a decrease in loan balances and federal funds sold.

The following table shows the Company’s loans by type and their percentage distribution as of September 30, 2009 and December 31, 2008.

(dollars in thousands)	September 30,	December 31,
	2009	2008

Commercial	$257,703	$301,024
Real estate construction	52,888	98,105
Land loans	13,530	23,535
Real estate other	135,326	134,767
Factoring and asset based lending	48,413	55,761
SBA	59,606	77,043
Other	6,228	9,371
Total gross loans	573,694	699,606
Unearned fee income	(1,518)	(1,601)
Total gross loans	572,176	698,005
Less allowance for credit losses	(16,922)	(18,554)
Total loans, net	$555,254	$679,451

Commercial	44.9%	43.0%
Real estate construction	9.2%	14.0%
Land loans	2.4%	3.4%
Real estate other	23.6%	19.3%
Factoring and asset based lending	8.4%	8.0%
SBA	10.4%	11.0%
Other	1.1%	1.3%
Total gross loans	100.0%	100.0%

Gross loan balances were $573.7 million at September 30, 2009, which represented a decrease of $125.9 million, or 18.0%, as compared to $699.6 million at December 31, 2008. The decrease in loans was primarily in commercial, construction, and land loans without a concentration in any one specific category of loans.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $257.7 million at September 30, 2009, which represented a decrease of $43.3 million, or 14.4%, compared to $301.0 million at December 31, 2008.  At September 30, 2009, commercial loans comprised 44.9% of total loans outstanding compared to 43.0% at December 31, 2008.

The Company’s construction and land development loan portfolio together totaled approximately $66.4 million as of September 30, 2009 compared to $121.6 million as of December 31, 2008, representing a decrease of $55.2 million or 45.4%.  Construction and land development loan balances at September 30, 2009 and December 31, 2008 comprised 11.6% and 17.4%, respectively, of total loans.

Other real estate loans increased $559,000 or 0.41% to $135.3 million at September 30, 2009 over $134.8 million at December 31, 2008.  The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans.  Other real estate loans represented 23.6% of total loans at September 30, 2009 compared to 19.3% at December 31, 2008.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At September 30, 2009, factoring/asset- based loans totaled $48.4 million or 8.4% of total loans, as compared to $55.8 million or 8.0% of total loans at December 31, 2008.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At September 30, 2009, SBA loans comprised $59.6 million, or 10.4%, of total loans, a decrease of $17.4 million, or 22.6%, from $77.0 million at December 31, 2008. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At September 30, 2009 and December 31, 2008, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At September 30, 2009, other loans totaled $6.2 million as compared to $9.4 million at December 31, 2008.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of September 30, 2009 and December 31, 2008.

(dollars in thousands)	September 30,		December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$313,228	45.26%	$284,319	36.58%
Interest-bearing demand	4,255	0.61%	4,267	0.55%
Money market and savings	259,282	37.47%	335,200	43.13%
Certificates of deposit:
Less than $100	48,561	7.02%	92,997	11.96%
$100 and more	66,733	9.64%	60,462	7.78%

Total deposits	$692,059	100.00%	$777,245	100.00%

Deposits decreased $85.2 million or 11.0% from $777.2 million at December 31, 2008 to $692.1 million at September 30, 2009. The decrease in deposits was primarily in money market and savings accounts.  As of September 30, 2009, demand deposits and core deposits continued to represent 45.9% and 83.3% of total deposits, respectively.

Leverage

Total gross loan balances at September 30, 2009 were $573.7 million.  The resulting loan to deposit ratio was 82.48%.  Other earning assets at September 30, 2009 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $217.7 million. To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

During the fourth quarter of 2008 and throughout 2009, as part of a strategic decision the Company effectively repositioned the composition of its balance sheet and improved its liquidity position by deploying other earning assets primarily in federal funds in direct response to the recent economic downturn and potential volatility of the deposit portfolio.

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

Private Placement

On December 4, 2008, investors agreed to purchase $30 million of the Company’s Series B and B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock in a private placement, subject to the United States Department of the Treasury approving our participation in the TARP Capital Purchase Program (see discussion below) and the Company satisfying all legal requirements for selling equity securities to the Treasury under the program.

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

The Company can force conversion of the shares into common stock on or after January 15, 2010 through September 30, 2010, if (a) the Company fully pays the accrued dividends and prepays the dividends that would have accrued up through September 30, 2010, (b) the Company’s shareholders have approved the conversion and (c) the Current Market Price condition is met.  Subsequent to September 30, 2010, the Company can force conversion of the shares into common stock if the above three conditions are met, with the only exception being the necessity to pay all dividends accrued through the date of conversion as opposed to prepaying any such amount.

Troubled Assets Relief Program (TARP)

On November 13, 2008, the United States Department of the Treasury (the Treasury) approved the Company’s participation in the TARP Capital Purchase Program, subject to the Company raising additional equity in an amount satisfactory to the Treasury.  On December 4, 2008, investors agreed to purchase $30 million of the Company’s Series B and B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock in a private placement (see discussion above), subject to the Treasury approving the Company’s participation in the TARP Capital Purchase Program and its ability to satisfy all legal requirements for selling equity securities to the Treasury under the program.  Based on discussions with the Treasury representatives, the Company understood that raising $30 million would satisfy the requirement of the Company raising additional equity.

On December 23, 2008, the Company issued 23,864 shares of its Fixed Rate Cumulative Perpetual Series C Preferred Stock, having a liquidation value of $23,864,000, to the Treasury. Dividends accrue at the rate of 5% per annum for the first five years and then 9% per annum thereafter.  The dividends will be paid only as declared by the Board of Directors of the Company.  However, in the event such dividends have not been paid for six or more quarters, whether or not consecutive, the Holders of the Series C Preferred shares will have the right to elect two members to the Company’s Board of Directors.

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

The Company’s Tier 1 capital at September 30, 2009 was $105.7 million, which was comprised of preferred equity up to the allowable limit of $33.3 million, $40.6 million of capital stock and surplus, $14.8 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at September 30, 2009 and December 31, 2008 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of September 30,		As of December 31,
(dollars in thousands)	2009		2008
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$105,732	15.32%	$109,221	13.31%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$41,413	6.00%	$49,252	6.00%

Total Capital	$135,047	19.57%	$138,725	11.67%
(to Risk Weighted Assets)
Total capital minimum requirement	$69,021	10.00%	$82,086	10.00%

Company Leverage
Tier 1 Capital	$105,732	12.38%	$109,221	10.66%
(to Average Assets)
Tier 1 capital minimum requirement	$42,712	5.00%	$44,170	5.00%

Bank Capital Ratios
Tier 1 Capital	$108,524	15.73%	$106,137	12.94%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$41,400	6.00%	$49,206	6.00%

Total Capital	$117,251	16.99%	$116,388	14.19%
(to Risk Weighted Assets)
Total capital minimum requirement	$69,000	10.00%	$82,010	10.00%

Bank Leverage
Tier 1 Capital	$108,524	12.72%	$106,137	12.03%
(to Average Assets)
Tier 1 capital minimum requirement	$42,670	5.00%	$44,125	5.00%

The Company and the Bank were considered well capitalized at September 30, 2009.

Stock Repurchase Program

Effective May 5 2008, the Company announced a stock repurchase program to repurchase up to $5.0 million in shares of the Company for a nineteen month period extending to December 31, 2009.  Buying under the program will be at management’s discretion taking into consideration such factors as the market price of the stock, available cash flow, general economic conditions and other factors.  As of September 30, 2009, no share repurchases have occurred.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.  The increased level of nonperforming assets at September 30, 2009 may have the potential to impact the Company’s ability to raise deposits and could result in higher deposit costs and/or lower liquidity.  At September 30, 2009 and December 31, 2008, liquid assets as a percentage of deposits were 33.7% and 29.0%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $25.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At September 30, 2009, there were no balances outstanding on these lines.  Additionally, as of September 30, 2009, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $124.0 million for which the Company had collateral in place to borrow $41.0 million.  As of September 30, 2009, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at September 30, 2009, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of September 30, 2009
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$157,845	$-	$-	$-	$-	$157,845
Interest bearing deposits in other banks	9,320	980	4,900	3,920	-	19,120
Agency securities	-	-	-	40,761	-	40,761
Loans	191,832	45,846	79,714	130,635	125,667	573,694
Total earning assets	$358,997	$46,826	$84,614	$175,316	$125,667	$791,420

Interest checking, money market and savings	279,169	-	-	-	-	279,169
Certificates of deposit:
Less than $100,000	20,076	11,870	9,020	7,595	-	48,561
$100,000 or more	38,529	19,821	6,731	1,652		66,733
Other	-	-	-	-	17,527	17,527
Total interest-bearing liabilities	$337,774	$31,691	$15,751	$9,247	$17,527	$411,990

Interest rate gap	$21,223	$15,135	$68,863	$166,069	$108,140	$379,430
Cumulative interest rate gap	$21,223	$36,358	$105,221	$271,290	$379,430

Interest rate gap ratio	0.06	0.32	0.81	0.95	0.86
Cumulative interest rate gap ratio	0.06	0.09	0.21	0.41	0.48

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at September 30, 2009 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at September 30, 2009 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows maturity and interest rate sensitivity of the loan portfolio at September 30, 2009 and December 31, 2008.  At September 30, 2009, approximately 73.4% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of September 30, 2009
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$257,703	$146,286	$85,973	$25,444
Real estate construction	52,888	49,124	2,870	894
Land loans	13,530	5,844	5,467	2,219
Real estate-other	135,326	17,227	45,351	72,748
Factoring / Asset-Based Lending	48,413	43,245	5,168
SBA	59,606	7,109	2,317	50,180
Other	6,228	5,532	696
Total loans	$573,694	$274,367	$147,842	$151,485

	As of December 31, 2008
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$301,024	$167,110	$106,946	$26,968
Real estate construction	98,105	98,105	-	-
Land loans	23,535	16,442	4,834	2,259
Real estate-other	134,767	19,673	36,475	78,619
Factoring / Asset-Based Lending	55,761	54,761	1,000	-
SBA	77,043	6,874	4,318	65,851
Other	9,371	9,100	271	-
Total loans	$699,606	$372,065	$153,844	$173,697

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of September 30, 2009 those guarantees include the following:

•	Standby Letters of Credit in the amount of $14.0 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

(dollars in thousands)	As of September 30, 2009
	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Long-term contracts	1,135	$627	$508	$-	$-

Operating leases	11,804	1,713	3,305	3,440	3,346

Total	$12,939	$2,340	$3,813	$3,440	$3,346

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2009, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

(a) Exhibits

See Index to Exhibits at page 49 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: November 5, 2009	By:	/s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2009	By:	/s/ Thomas A. Sa

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