Form 10-K
period 2009-12-31
Bridge Capital Holdings
filed 2010-03-16
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                         December 31, 2009                  or

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Bridge Capital Holdings was $35,049,225 as of June 30, 2009.

As of March 1, 2010, Bridge Capital Holdings had 7,098,164 shares of common stock outstanding.

Documents incorporated by reference: The Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

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

The Bank engages in general commercial banking business, and accepts checking and savings deposits, makes commercial, real estate, auto and other installment and term loans, and provides other customary banking services.  The Bank attracts the majority of its loan and deposit business from the residents and numerous small and middle market businesses and professional firms located in Santa Clara County. Its headquarters office is located at 55 Almaden Boulevard, San Jose, California 95113.  It maintains two branch offices and five loan production offices, primarily in the Silicon Valley and San Francisco Bay Areas of California.

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

In 2002, the Bank opened a full-service branch office in Palo Alto, California.  Also in 2002, it established a U.S. Small Business Administration Lending Group and launched Bridge Capital Finance Group, a factoring and asset-based lending group. During the year ended December 31, 2003, the Bank opened an office in downtown San Jose.  In 2005, the Bank launched its Technology Banking Group and the International Banking Group.

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

Additional deposit services include a full complement of convenience oriented services, including direct payroll and social security deposit, post-paid bank-by-mail, and Internet banking, including on-line access to account information.  However, at this time, the Bank does not open accounts through the Internet.  Any plans to offer online account opening must be approved in advance by the Comptroller.  No assurance can be given that, if applied for, such approval will be obtained.

As the Bank has no automated teller machines, the Bank may refund all or portion of transaction charges incurred by its customers for their use of another bank’s ATM.  The majority of the Bank's deposits are obtained from businesses located in the Bank's primary service area.

Lending Activities

The Bank engages in a full range of lending products designed to meet the specialized needs of its customers, including commercial lines of credit and term loans, constructions loans, and equipment loans. Additionally, the Bank extends accounts receivable, factoring and inventory financing to qualified customers.  Loans are also offered through the Small Business Administration guarantee 7(a) and 504 loan programs (described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—FINANCIAL CONDITION AND EARNING ASSETS—Loan Portfolio”).

The Bank finances real estate construction projects, primarily for the construction of owner occupied and 1 to 4 unit residential developments and commercial buildings.

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

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns.  They also perform services, such as trust services, discount brokerage and insurance services, which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers.  For borrowers requiring loans in excess of the Bank's legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit.  As of December 31, 2009, the Bank's unsecured legal lending limit to a single borrower and such borrower's related parties was $18.0 million based on regulatory capital of $119.8 million.  However, for risk management purposes, the Bank has established internal policies, which at present provide lending limits that are less than the Bank’s legal lending limit.

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

Emergency Economic Stabilization Act and American Recovery and Reinvestment Act

On October 3, 2008, Congress adopted the Emergency Economic Stabilization Act (“EESA”), including a Troubled Asset Relief Program (“TARP”).  TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $700 billion into the financial system for the purpose of improving liquidity in capital markets.  On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks and bank holding companies through a Capital Purchase Program (“CPP”).  Certain terms of this CPP are as follows:

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

Under EESA, certain temporary increases in FDIC deposit insurance have also been approved.

•	Until December 31, 2013, the amount of deposit insurance provided by the FDIC is increased from $100,000 to $250,000. This temporary increase is automatic.
•
In addition, any depository institution will be able to provide full deposit insurance coverage until June 30, 2010, for non-interest bearing deposit transaction accounts, attorney trust accounts, and NOW accounts paying not more than 50 basis points of interest regardless of dollar amount.  These accounts are mainly payment-processing accounts, such as payroll accounts used by businesses.  Participants will be charged a 10-basis point surcharge to current insurance assessments for this additional coverage.  Bridge Bank is participating is this aspect of the program.

The transaction documents for the Capital Purchase Program give Treasury the unilateral right to change or add additional terms to the agreements.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy. In addition, ARRA imposes executive compensation and expenditure limits on all previous and future TARP CPP recipients, such as the Company, and expands the class of employees to whom the limits and restrictions apply. ARRA also provides the opportunity for additional repayment flexibility for existing TARP CPP recipients.

Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain of the Company’s most highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP recipient to comply with certain other executive compensation related requirements.  The Treasury guidelines adopted regulations in June 2009 to provide additional guidance regarding how the executive compensation restrictions under the ARRA and EESA are to be applied.

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

Regulation of the Bank

The Bank is regulated and supervised by the Comptroller of the Currency and is subject to periodic examination by the Comptroller.  Deposits of the Bank's customers are insured by the FDIC up to the maximum limit of $100,000 (increased to $250,000 through 2013 and unlimited for certain non-interest bearing deposits accounts through June 2010; see “Recent Developments-Emergency Economic Stabilization Act” above) , and, as an insured bank, the Bank is subject to certain regulations of the FDIC.  As a national bank, the Bank is a member of the Federal Reserve System and is also subject to the regulations of the FRB.

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

At December 31, 2009, the Company and the Bank have capital ratios that place them in the “well capitalized” category. See Footnote 16 to the Bank’s Financial Statements included under Item 8 of this Annual Report.

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

Provisions of the CPP prohibit any increase in common stock dividends without Treasury’s approval so long as the Company’s preferred stock issued under the CPP remains outstanding.

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

Under FDICIA, the FDIC has developed a risk-based assessment system, which provides that the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities.  Through December 31, 2009, an institution’s risk category was based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  Each insured depository institution is also to be assigned to one of three supervisory groups:  Group A institutions were financially sound institutions with a few minor weaknesses; group B institutions were institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and group C institutions were institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each DIF member institution an annual FDIC assessment rate on DIF insured deposits.

Effective April 1, 2009, banks pay from 12 basis points to 45 basis points, subject to potential adjustment down to 7 basis points or up to 77.5 basis points, on deposits annually for deposit insurance.  The FDIC adopted changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share.  Institutions would be classified into one of four risk categories.  Within each category, the FDIC is able to assess higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC's loss in the event of failure without providing additional assessment revenue.  The changes also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.  They also provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.  Together, the changes are intended improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15 percent within a revised target of seven years.  In May 2009, the FDIC announced a special emergency assessment of 5 basis points times assets less Tier 1 capital, not to exceed 10 basis points times the institution’s normal assessment base.  In November 2009, the FDIC adopted a rule requiring banks to prepay assessments through 2012.

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

Legislation and Proposed Changes

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress and before various bank regulatory agencies.  For example, certain proposals to substantially revise the structure of regulation of financial services are under consideration.  No prediction can be made as to the likelihood of any major changes or the impact that new laws or regulations might have on the Company or the Bank.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

At December 31, 2009, the Company’s operations included facilities as follows:

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

In addition, the Bank operates loan production offices in San Francisco, Pleasanton, and Southern California as well as Dallas, Texas and Reston, Virginia.

Item 3.  Legal Proceedings

The Company is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated.  No director, officer, affiliate, more than 5.0% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock trades on the Nasdaq Capital Market under the symbol “BBNK”.    The following table summarizes those trades of which the Company has knowledge, setting forth the high and low sales prices for the periods indicated.

	Sales Price of
	Common Stock (1)
Three Months Ended	Low	High

March 31, 2007	$20.00	$22.60
June 30, 2007	$21.25	$23.70
September 30, 2007	$20.86	$24.58
December 31, 2007	$21.00	$23.00

March 31, 2008	$17.77	$22.43
June 30, 2008	$11.73	$21.28
September 30, 2008	$9.00	$14.04
December 31, 2008	$3.30	$11.46

March 31, 2009	$3.70	$7.55
June 30, 2009	$4.50	$6.39
September 30, 2009	$5.25	$7.31
December 31, 2009	$6.45	$7.47

(1) Prices represent the actual trading history on the Nasdaq Capital Market.  Additionally, since trading in the Company’s common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company had 254 common shareholders of record as of December 31, 2009.

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

The following chart reflects the total return performance of the Company’s common stock for the years ended December 31, 2009, 2008, 2007, 2006, 2005, and 2004, including the performance of shares of common stock of the Bank prior to the formation of the Company as holding company for the Bank on October 1, 2004.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Bridge Capital Holdings	100.00	115.77	127.91	134.42	25.03	45.36
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Western Bank	100.00	104.11	117.48	98.12	95.54	87.73

Item 6.  Selected Financial Data

The following table presents certain consolidated financial information concerning the business of the Company.  This information should be read in conjunction with the Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

(dollars in thousands, except per share data)	As of and for the year ended
	December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Interest income	$44,572	$58,692	$66,745	$52,962	$34,118
Interest expense	6,763	13,827	19,160	14,271	6,615
Net interest income	37,809	44,865	47,585	38,691	27,503
Provision for credit losses	(9,200)	(31,520)	(2,275)	(1,372)	(2,162)
Net interest income after provision for credit losses	28,609	13,345	45,310	37,319	25,341
Other income	10,312	9,971	6,713	3,837	4,197
Other expenses	(38,071)	(36,318)	(33,574)	(27,279)	(19,981)
Income before income taxes	850	(13,002)	18,449	13,877	9,557
Income taxes	585	5,661	(7,583)	(5,243)	(3,832)
Net income (loss)	$1,435	$(7,341)	$10,866	$8,634	$5,725
Preferred Dividends	4,203	152	-	-	-
Net income available to common shareholders	$(2,768)	$(7,493)	$10,866	$8,634	$5,725

Per Share Data:
Basic income (loss) per share	$(0.42)	$(1.15)	$1.70	$1.38	$0.93
Diluted income (loss) per share	(0.42)	(1.15)	1.57	1.27	0.85
Book value per common share	7.81	8.51	10.04	7.77	6.36
Cash dividend per common share	-	-	-	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$844,067	$947,596	$774,832	$721,979	$536,520
Loans, net	558,977	679,451	642,265	531,956	432,667
Deposits	705,046	777,245	671,356	644,987	468,158
Shareholders' equity	109,314	112,490	65,084	49,094	39,714

Average balance sheet amounts:
Assets	$868,166	$831,958	$750,538	$606,506	$465,944
Loans, net	593,352	671,065	581,253	458,648	348,592
Deposits	719,001	725,952	665,925	535,472	411,678
Shareholders' equity	110,447	67,551	56,192	44,646	36,017

Selected Ratios:
Return on average equity	1.30%	-10.87%	19.34%	19.34%	15.90%
Return on average assets	0.17%	-0.88%	1.45%	1.42%	1.23%
Efficiency ratio	79.12%	66.23%	61.83%	64.14%	63.03%
Total risk based capital ratio	19.45%	16.90%	11.67%	11.74%	11.58%
Net chargeoffs (recoveries) to average gross loans	1.92%	3.14%	0.17%	0.00%	0.06%
Allowance for loan losses to total gross loans	2.78%	2.65%	1.32%	1.36%	1.35%
Average equity to average assets	12.72%	8.12%	7.49%	7.36%	7.73%

Item  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Sale of SBA Loans

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At December 31, 2009 and December 31, 2008, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Supplemental Employee Retirement Plan

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

Operating Results

For the year ended December 31, 2009, the Company reported a net loss available to common shareholders of $(2.8) million or $(0.42) basic and $(0.42) diluted earnings per share, compared with a net loss of $(7.5) million or $(1.15) basic and $(1.15) diluted earnings per share for the year ended December 31, 2008 and net income of $10.9 million or $1.70 basic and $1.57 diluted earnings per share for the year ended December 31, 2007. The net loss available to common shareholders for 2009 was reduced by preferred dividends of $4.2 million.  There were no preferred dividends during 2008 and 2007.   The increase in earnings during 2009 compared to 2008 resulted primarily from a decrease in provision for credit losses.  The decrease in earnings during 2008 compared to 2007 resulted primarily from an increase of $29.2 million for the provision for loan losses, offset, in part, by a decrease in the provision for income taxes of $13.2 million.  See the specific sections below for details regarding these changes.

Net Interest Income and Margin

Net interest income is the principal source of the Company’s operating earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities.  The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the three years ended December 31, 2009, 2008 and 2007.

AVERAGE BALANCES, RATES AND YIELDS

(dollars in thousands)	Year Ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Interest earning assets (2):
Loans (1)	$612,318	$43,350	7.1%	$686,107	$56,302	8.2%	$590,443	$61,008	10.3%
Federal funds sold	167,434	395	0.2%	74,635	1,066	1.4%	52,166	2,648	5.1%
Interest bearing deposits	16,843	363	2.2%	3,757	119	3.2%	-	-	-
Investment securities	28,259	464	1.6%	24,218	1,205	5.0%	60,901	3,089	5.1%
Total earning assets	824,854	44,572	5.4%	788,717	58,692	7.4%	703,510	66,745	9.5%

Noninterest earning assets:
Cash and due from banks	17,965			18,638			25,284
All other assets (3)	25,347			24,603			21,744
TOTAL	$868,166			$831,958			$750,538

Liabilities and shareholders' equity
Interest-bearing liabilities:
Deposits:
Demand	$4,776	5	0.1%	$5,139	12	0.2%	$5,382	40	0.7%
Savings	292,464	2,150	0.7%	380,460	8,155	2.1%	371,371	13,783	3.7%
Time	128,367	3,261	2.5%	111,834	4,259	3.8%	88,542	4,281	4.8%
Other	26,431	1,347	5.1%	28,554	1,401	4.9%	17,802	1,056	5.9%
Total interest-bearing
Liabilities	452,038	6,763	1.5%	525,987	13,827	2.6%	483,097	19,160	4.0%

Noninterest-bearing liabilities:
Demand deposits	293,394			228,519			200,630
Accrued expenses and other liabilities	12,287			9,901			10,619
Shareholders' equity	110,447			67,551			56,192
TOTAL	$868,166			$831,958			$750,538

Net interest income and margin		$37,809	4.6%		$44,865	5.7%		$47,585	6.8%

1)	Includes amortization of loan fees of $4.3 million for 2009, $5.5 million for 2008 and $5.9 million for 2007. Nonperforming loans have been included in average loan balances.

2)	Interest income is reflected on an actual basis, not on a fully taxable equivalent basis. Yields are based on amortized cost.

3)
Net of average allowance for credit losses of $17.5 million and average deferred loan fees of $1.4 million for 2009, $13.3 million and $1.8 million for 2008, and $7.7 million and $1.5 million for 2007, respectively.

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

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2009, 2008 and 2007:

(dollars in thousands)	Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (decrease)			Increase (decrease)
	due to change in			due to change in
	Average	Average	Total	Average	Average	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans	$(5,224)	$(7,728)	$(12,952)	$7,851	$(12,557)	$(4,706)
Federal funds sold	219	(890)	(671)	321	(1,903)	(1,582)
Other	282	(38)	244	119	-	119
Investment securities	66	(807)	(741)	(1,825)	(59)	(1,884)
Total interest income	(4,656)	(9,464)	(14,120)	6,465	(14,518)	(8,053)

Interest expense:
Demand	(0)	(7)	(7)	(1)	(27)	(28)
Savings	(646)	(5,359)	(6,005)	195	(5,823)	(5,628)
Time	420	(1,418)	(998)	887	(909)	(22)
Other	(108)	54	(54)	528	(183)	345
Total interest expense	(334)	(6,729)	(7,064)	1,610	(6,942)	(5,333)

Change in net interest income	$(4,322)	$(2,735)	$(7,056)	$4,856	$(7,576)	$(2,720)

Net interest income was $37.8 million in 2009, comprised of $44.6 million in interest income and $6.8 million in interest expense.  Net interest income was $44.9 million in 2008, comprised of $58.7 million in interest income and $13.8 million in interest expense.  The decrease of $7.1 million in net interest income in 2009 was primarily due to a decrease of $14.1 million in interest income offset, in part, by a decrease of $7.1 million in interest expense.

The decrease of $2.7 million in net interest income in 2008 was primarily due to a decrease of $8.1 million in interest income offset, in part, by a decrease of $5.3 million in interest expense.

The net interest margin (net interest income divided by average earning assets) was 4.6% for the year ended December 31, 2009, as compared to 5.7% for the year ended December 31, 2008 and 6.8% for 2007.  The decline in net interest margin in 2009 was primarily the result of a decrease in short term interest rates, a decrease in income from interest rate swaps, an increase in nonperforming loans, and decreased balance sheet leverage.  During the year ended December 31, 2009, the net settlement from interest rate swaps contributed $0.4 million to support net interest income compared to $2.0 million for the year ended December 31, 2008.  Nonperforming loans had a negative impact on net interest margin of approximately of 24 basis points in 2009 compared to 15 basis points in 2008.  The decline in net interest margin in 2007 compared to 2006 was primarily the result of growth in the volume of average interest bearing liabilities and decreased balance sheet leverage.

Average loans represented 74.2% of average earning assets in 2009 compared to 87.0% in 2008 and 83.9% in 2007.  In addition, in 2009 the Bank’s ratio of average loans to average deposits was 85.2% down from 94.5% in 2008 and 88.7% in 2007, reflecting slightly faster deposit funding relative to loan growth during the year.

Net interest income is the principal source of the Company’s operating earnings.  Significant factors affecting net interest income are: rates, volumes and mix of the loan, investment and deposit portfolios and changes in short-term interest rates. The interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25%, 5.09%, and 8.05% for the years ended 2009, 2008, and 2007, respectively.

Interest Income

For the year ended December 31, 2009, the Company reported interest income of $44.6 million, a decrease of $14.1 million or 24.1% over $58.7 million reported in 2008.  The decrease in interest income primarily reflects a decrease in short term interest rates, a decrease in income from interest rate swaps, and an increase in nonperforming assets.  Average earning assets were $824.9 million for the year ended December 31, 2009 an increase of $36.1 million or 4.6% over $788.7 million for the year ended December 31, 2008.

For the year ended December 31, 2008, the Company reported interest income of $58.7 million, a decrease of $8.1 million or 12.1% over $66.8 million reported in 2007.  The decrease in interest income primarily reflects a decrease in short term interest rates and an increase in non-performing assets, offset, in part by an increase in income from interest rate swaps.  Average earning assets were $788.7 million for the year ended December 31, 2008 an increase of $85.2 million or 12.1% over $703.5 million for the year ended December 31, 2007.

Interest Expense

Interest expense was $6.8 million for the year ended December 31, 2009, which represented a decrease of $7.1 million or 51.1% compared to $13.8 million for the year ended December 31, 2008.  The decrease in interest expense reflects the lower interest rates paid on liabilities in 2009 compared to 2008.  Average interest-bearing liabilities were $452.0 million for the year ended December 31, 2009, a decrease of $73.9 million or 14.1% from $526.0 million for the year ended December 31, 2008.

Interest expense was $13.8 million for the year ended December 31, 2008, which represented a decrease of $5.3 million or 27.8% compared to $19.2 million for the year ended December 31, 2007.  The decrease in interest expense reflects the lower interest rates paid on liabilities in 2008 compared to 2007.  Average interest-bearing liabilities were $526.0 million for the year ended December 31, 2008, an increase of $42.9 million or 8.9% from $483.1 million for the year ended December 31, 2007.

Credit Risk and Provision for Credit Losses

The Bank maintains an allowance for credit losses which is based, in part, on the loss experience of the Bank and the California banking industry, the impact of economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans.  Based on management’s evaluation of such risks, additions of $9.2 million, $31.5 million, and $2.3 million were made to the allowance for credit losses in 2009, 2008 and 2007, respectively.  The significant increase in provision for 2008 came in response to increased risk posed by significant deterioration in real estate values and economic conditions generally, in addition to charge offs taken on specifically identified exposures in real estate loans. During 2009, the Bank had $12.8 million in charge offs, primarily due to the significant decrease in value of collateral securing real estate loans, and had recoveries of $1.1 million as compared to $21.7 million in charge offs and $120,000 in recoveries in 2008 and $1.3 million in charge offs and $259,000 in recoveries in 2007.  The allowance for credit losses was $16.0 million representing 2.78% of total loans at December 31, 2009 as compared to $18.6 million representing 2.65% of total loans at December 31, 2008 and $8.6 million representing 1.32% of total loans at December 31, 2007.

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for inherent losses in the loan portfolio.  However, the Bank's loan portfolio, which includes approximately $183.0 million in real estate loans, representing approximately 31.7% of the portfolio, could be adversely affected if California economic conditions continue to contract and the real estate market in the Bank's market area were to further weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and Other Real Estate Owned (“OREO”) and the level of the allowance for loan losses, which could adversely affect the Bank's future growth and profitability.

See “Allowance for Loan Losses” for additional discussion regarding the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2009, 2008 and 2007:

(dollars in thousands)	Year Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

Other income-cash flow hedge	$3,286	31.9%	$3,870	38.8%	$-	-
Service charges on deposit accounts	1,900	18.4%	1,166	11.7%	672	10.0%
Gain on sale of OREO	1,628	15.8%	161	1.6%	-	0.0%
International fee income	1,583	15.4%	1,830	18.4%	658	9.8%
Gain on sale of SBA loans	615	6.0%	603	6.0%	3,564	53.1%
SBA loan servicing fee income	436	4.2%	445	4.5%	442	6.5%
Increase in value-bank owned life insurance	421	4.1%	400	4.0%	402	6.0%
Off-balance sheet management fee	158	1.5%	351	3.5%	79	1.2%
Warrant income	81	0.8%	3	0.0%	441	6.6%
Gain on sale of securities	-	0.0%	711	7.1%	-	0.0%
Other non-interest income	204	2.1%	431	4.3%	455	6.8%

	$10,312	100.0%	$9,971	100.0%	$6,713	100.0%

Non-interest income totaled $10.3 million in 2009, an increase of $0.3 million or 3.4% over $10.0 million in 2008.  Non-interest income of $10.0 million in 2008 represented an increase of $3.3 million or 48.5% over $6.7 million in 2007.  Non-interest income generally consists primarily of international fee income, gains recognized on sales of SBA loans, and service charge income on deposit accounts.  However, the increase in non-interest income during the year ending December 31, 2009 was primarily attributable to the increase in gain on sale of OREO of $1.5 million.

The increase in non-interest income in 2008 compared to 2007 was primarily attributable to the termination of interest rate swaps having a combined notional value of $100.0 million.  Due to the significant decline in short-term interest rates, the loan pools designated as hedged against the interest rate swaps had decreased to a level that hedge accounting treatment was no longer applicable.  As such, the Company determined that it was economically beneficial to terminate the interest rate swaps and have the ability to immediately recognize $3.9 million in non-interest income and amortize a deferred gain of $4.7 million over the remaining term of the designated hedging relationship ($3.3 million of this deferred gain was recognized in 2009).

For the year ended December 31, 2009 service charge income on deposit accounts was $1.9 million, representing an increase of $734,000, or 63.0%, compared to $1.2 million for the same period one year ago.  The service charge income on deposit account for 2008 compared to $672,000 in 2007, representing an increase of $494,000, or 73.5%.  The increase in 2009 and 2008 was attributable to an increase in deposit accounts and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During 2009, the Company recognized $1.6 million in international fee income, representing a decrease of $247,000, or 13.5%, compared to $1.8 million for the same period one year ago.  The decrease was primarily caused by a decrease in client demand for international services as a result of the current economic environment.  The international fee income for 2008 compared to $658,000 in 2007, representing an increase of $1.2 million, or 178.1%.  The increase was primarily caused by increased client demand for international services and expansion of the international department.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  Gains recognized on sales of SBA loans were $615,000 in the year ended December 31, 2009 which represented an increase of $12,000 or 2.0% compared to $603,000 the same period one year earlier.  The gains recognized on sales of SBA loans in 2008 compared to $3.6 million in 2007, representing a decrease of $3.0 million, or 83.1%.  The decrease was attributed to a lower volume of loans sold during the year.

Non-interest Expenses

The components of other expense as a percentage of average assets are set forth in the following table for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
(dollars in thousands)	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

Salaries and benefits	$20,286	2.3%	$21,399	2.6%	$20,990	2.8%
Occupancy	3,457	0.4%	3,608	0.4%	3,390	0.5%
Data services	2,526	0.3%	2,439	0.3%	1,917	0.3%
Professional services	1,939	0.2%	1,174	0.1%	1,150	0.2%
Assessments	2,629	0.3%	665	0.1%	377	0.1%
OREO expense	1,231	0.1%	589	0.0%	1	0.0%
Deposit services/supplies	1,015	0.1%	725	0.1%	955	0.1%
Marketing	916	0.1%	1,312	0.2%	1,350	0.2%
Director/Shareholder expenses	916	0.1%	1,078	0.1%	837	0.1%
Furniture and equipment	920	0.1%	982	0.1%	947	0.1%
Other	2,236	0.3%	2,347	0.4%	1,660	0.2%

	$38,071	4.4%	$36,318	4.4%	$33,574	4.5%

Non-interest expenses were $38.1 million in 2009 as compared to $36.3 million in 2008 and $33.6 million in 2007.  Non-interest expense increased approximately $1.8 million in 2009 compared to 2008.  This increase was primarily attributable to increased assessments, professional services and OREO expense.  Non-interest expense increased approximately $2.7 million in 2008 compared to 2007.  This increase was primarily attributable to increased OREO expense, data services, salaries and benefits cost, director and shareholder cost and occupancy expense.  Non-interest expenses measured as a percentage of average assets were 4.4% in 2009, as compared to 4.4% in 2008 and 4.5% in 2007.

Salaries and related benefits is the largest component of the Bank’s non-interest expense.  Salaries and benefits were $20.3 million for the year ended December 31, 2009 as compared to $21.4 million and $21.0 million for the years ended December 31, 2008 and 2007, respectively.  The Bank had 164 FTE at December 31, 2009 as compared to 171 FTE at December 31, 2008 and 170 FTE at December 31, 2007.  The decrease in salaries and related benefits in 2009 compared to 2008 and 2007 was primarily attributable to the decrease in full time equivalent employees (FTE).

Occupancy expense for the year ended December 31, 2009 was $3.5 million and represented a decrease of approximately $151,000 over $3.6 million for the prior year.  The decrease in occupancy expense was primarily attributed to the termination of the Santa Clara lease in the fourth quarter of 2009.  Occupancy expense for the year ended December 31, 2008 was $3.6 million and represented an increase of approximately $218,000 over $3.4 million for the prior year.  The increase was primarily due to the addition of a loan production office in the technology lending group.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense in 2009 was $2.5 million which represented an increase of approximately $87,000 over $2.4 million one year earlier.  Data processing expense in 2008 was $2.4 million which represented an increase of approximately $522,000 over $1.9 million one year earlier.  The increases in data processing in both years are primarily due to an increase in deposit transaction volumes.

Legal and professional expenses were $1.9 million for the years ended December 31, 2009, which represents $765,000 increase over $1.2 million one year earlier.   Legal and professional expenses were $1.2 million for the year ended December 31, 2008 and 2007, respectively.   The increase in legal and professional expenses was primarily due to loan related legal fees.

Assessments of $2.6 million for the year ended December 31, 2009 increased by $2.0 million, or 295.3% from $665,000 for the year ended December 31, 2008.  The assessments for 2008 compared to $377,000 for the year ended December 31, 2007.  In 2008, the FDIC proposed changes to the deposit insurance assessment system that went into effect in the second quarter of 2009.  These changes were intended to apportion a larger percentage of the increase in deposit assessment to institutions categorized as “riskier” based on the four risk categories defined by the FDIC.  Under the new assessment system, the Company’s FDIC assessment for 2009 was $1.8 million.  Additionally, on February 27, 2009, the FDIC announced a special emergency assessment of 20 basis points.  This special assessment, totaling $360k was paid on September 30, 2009.

OREO expense for the year ended December 31, 2009 was $1.2 million, which represents an increase of $642,000 over $589,000 for the same period one year earlier.  This increase reflects an increase in OREO activity in 2009 compared to 2008 and 2007.  December 31, 2008 OREO expense was $588,000 over virtually no expense in 2007.

As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.

Income Taxes

The Company’s effective tax rate was (68.8)% for the year ended December 31, 2009, 43.5% for the year ended December 31, 2008 and 41.1% for the year ended December 31, 2007.  See Note 8 to the financial statements for additional information on income taxes.

Quarterly Income

The unaudited income statement data of the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth herein.  The results of operations are not necessarily indicative of results for any future period.  The following table shows the Bank’s unaudited quarterly income statement data for the years 2009, 2008, and 2007.

(dollars in thousands, except share amounts)	Three Months Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2009:
Interest income	$11,960	$11,476	$10,515	$10,621
Interest expense	2,310	1,783	1,523	1,147
Net interest income	9,650	9,693	8,992	9,474
Provision for credit losses	3,650	4,000	650	900
Other income	4,004	2,326	1,689	2,294
Other expense	9,463	9,343	9,202	10,064
Income before income taxes	541	(1,324)	829	804
Income taxes	208	(482)	290	(601)
Net income (loss)	$333	$(842)	$539	$1,405
Preferred dividends	1,017	1,057	1,064	1,065
Net income available to common shareholders	$(684)	$(1,899)	$(525)	$340

Earnings (loss) per share - basic	$(0.10)	$(0.29)	$(0.08)	$0.05
Earnings (loss) per share - diluted	$(0.10)	$(0.29)	$(0.08)	$0.05

Year Ended December 31, 2008:
Interest income	$16,021	$14,948	$14,258	$13,465
Interest expense	3,989	3,224	3,271	3,343
Net interest income	12,032	11,724	10,987	10,122
Provision for credit losses	2,370	6,200	19,000	3,950
Other income	1,671	1,715	1,955	4,630
Other expense	8,736	9,511	9,802	8,269
Income before income taxes	2,597	(2,272)	(15,860)	2,533
Income taxes	1,075	(945)	(6,655)	864
Net income (loss)	$1,522	$(1,327)	$(9,205)	$1,669
Preferred dividends	-	-	-	152
Net income available to common shareholders	$1,522	$(1,327)	$(9,205)	$1,517

Earnings (loss) per share - basic	$0.24	$(0.20)	$(1.41)	$0.22
Earnings (loss) per share - diluted	$0.23	$(0.20)	$(1.41)	$0.23

Year Ended December 31, 2007:
Interest income	$15,378	$16,936	$17,627	$16,804
Interest expense	4,426	5,010	5,295	4,429
Net interest income	10,952	11,926	12,332	12,375
Provision for credit losses	200	1,000	475	600
Other income	1,294	2,612	1,435	1,372
Other expense	7,854	8,422	8,715	8,583
Income before income taxes	4,192	5,116	4,577	4,564
Income taxes	1,748	2,133	1,825	1,877
Net income	$2,444	$2,983	$2,752	$2,687
Preferred dividends	-	-	-	-
Net income available to common shareholders	$2,444	$2,983	$2,752	$2,687

Earnings per share - basic	$0.38	$0.47	$0.43	$0.42
Earnings per share - diluted	$0.35	$0.43	$0.40	$0.39

FINANCIAL CONDITION AND EARNING ASSETS

As of December 31, 2009, total assets were $844.1 million, gross loans were $576.4 million and deposits were $705.0 million. Assets decreased $103.5 million, a 10.9% decrease from $947.6 million at December 31, 2008.  Gross loans decreased $123.2 million, or 17.6% from $699.6 million at December 31, 2008.  Deposits decreased $72.2 million, a 9.3% decrease from $777.2 million at December 31, 2008.

As of December 31, 2008, total assets were $947.6 million, gross loans were $699.6 million and deposits were $777.2 million. Assets increased $172.8 million, a 22.3% increase from $774.8 million at December 31, 2007.  Gross loans increased $46.9 million, or 7.2% from $652.7 million at December 31, 2007.  Deposits increased $105.9 million, a 15.8% increase from $671.4 million at December 31, 2007.

Federal Funds Sold

Federal funds sold were $104.3 million at December 31, 2009 as compared to $199.5 million at December 31, 2008.  This decrease is primarily due to the Company’s desire during the fourth quarter of 2008 to hold significant liquidity on balance sheet as the credit crisis began to adversely impact the availability of borrowings and liquidity of assets.  As of December 31, 2009, the Company had begun restructuring the balance sheet in response to its current exposure to the economic cycle.  The average balance of federal funds sold was $167.4 million in 2009 and $74.6 million in 2008.  These balances represented 23.3% and 10.3% of average deposits for 2009 and 2008, respectively.  They are maintained primarily for the short-term liquidity needs of the Bank.

Securities

The following table shows the composition of the securities portfolio at December 31, 2009 and 2007.  As of December 31, 2008, the Company did not own any investment securities.

(dollars in thousands)	As of December 31,
	2009		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. treasury	$-	$-	$201	$202
U.S. government agencies	80,324	80,277	54,450	55,280
Mortgage backed securities	24,936	24,728
Total securities available for sale	105,260	105,005	54,651	55,482

Total investment securities	$105,260	$105,005	$54,651	$55,482

The maturities and yields of the investment portfolio at December 31, 2009 are shown below:

		Due after one year		Due greater than
(dollars in thousands)		through five years		five years
			Weighted		Weighted
	Amortized		Average		Average
	Cost	Amount	Yield	Amount	Yield

As of December 31, 2009:
U.S. treasury	$-	$-	-	$-	-
U.S. government agencies	80,324	80,324	1.7%
Mortgage backed securities	24,936	21,640	2.5%	3,296	3.1%
Total investment securities	$105,260	$101,964	1.8%	$3,296	3.1%

Investment securities are classified as available for sale.  Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the balance sheet.  The pre-tax unrealized loss on securities available for sale at December 31, 2009 was $255,000.  There was no pre-tax unrealized gain or loss on securities available for sale at December 31, 2008.  The pre-tax unrealized loss on securities available for sale at December 31, 2007 was $831,000.

Loan Portfolio

The following table shows the Bank’s loans by type and their percentage distribution for the five years ended December 31, 2009, 2008, 2007, 2006 and 2005.

(dollars in thousands)	As of December 31,
	2009	2008	2007	2006	2005

Commercial	$253,776	$301,024	$272,660	$197,174	$182,396
Real estate construction	20,601	98,105	85,378	103,710	84,792
Land loans	12,763	23,535	61,987	41,811	26,983
Real estate other	149,617	134,767	109,055	73,502	56,765
Factoring and asset based lending	66,660	55,761	57,662	56,924	38,184
SBA	67,629	77,043	56,945	59,888	46,867
Other	5,395	9,371	9,042	7,771	4,011
Total gross loans	576,441	699,606	652,729	540,780	439,998
Unearned fee income	(1,452)	(1,601)	(1,856)	(1,495)	(1,395)
Total loan portfolio	$574,989	$698,005	$650,873	$539,285	$438,603

Commercial	44.0%	43.0%	41.8%	36.5%	41.5%
Real estate construction	3.6%	14.0%	13.1%	19.2%	19.3%
Land loans	2.2%	3.4%	9.5%	7.6%	6.1%
Real estate other	26.0%	19.3%	16.7%	13.6%	12.8%
Factoring and asset based lending	11.6%	8.0%	8.8%	10.5%	8.7%
SBA	11.7%	11.0%	8.7%	11.1%	10.7%
Other	0.9%	1.3%	1.4%	1.5%	0.9%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

Gross loan balances decreased to $576.4 million at December 31, 2009, which represented a decrease of $123.2 million or 17.6% as compared to $699.6 million at December 31, 2008. The decrease in loans was primarily in real estate construction and commercial loans.  The decrease was a result of a concerted effort to lower the composition of loans in these categories in order to manage risk more effectively.  Gross loan balances increased to $699.6 million at December 31, 2008, which represented an increase of $46.9 million or 7.2% as compared to $652.7 million at December 31, 2007. The increase in loans was primarily in commercial and real estate term (includes longer term real estate loans and home equity lines), without a concentration in any one specific category of loans.  The increase was a result of general marketing efforts.

The Bank’s commercial loan portfolio represents loans to small and middle-market businesses primarily in the Santa Clara county region as well as loans to technology-based emerging growth companies.  Commercial loans were $253.8 million at December 31, 2009, which represented a decrease of $47.2 million or 15.7% over $301.0 million at December 31, 2008.  At December 31, 2009, commercial loans comprised 44.0% of total loans outstanding as compared to 43.0% at December 31, 2008.   Commercial loans were $301.0 million at December 31, 2008, which represented an increase of $28.4 million or 10.4% over $272.7 million at December 31, 2007.  At December 31, 2008, commercial loans comprised 43.0% of total loans outstanding as compared to 41.8% at December 31, 2007.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans increased $14.9 million, or 11.0%, to $149.6 million at December 31, 2009 as compared to $134.8 million at December 31, 2008.  The increase was primarily attributable to other real estate term loans.  At December 31, 2009, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 33% of the total and approximately 34% were to finance buildings occupied by clients of the bank.  Less than 30% of term real estate loans at December 31, 2009 were to finance retail properties.  Other real estate loans increased $25.7 million or 23.6% to $134.8 million at December 31, 2008 as compared to $109.1 million at December 31, 2007.  The increase was primarily attributable to other real estate term loans.  At December 31, 2008, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 56% of the total and approximately 36% were to finance buildings occupied by clients of the bank.  Less than 20% of term real estate loans at December 31 were to finance retail properties.  At December 31, 2009, other real estate loans represented 26.0% of total loans as compared to 19.3% at December 31, 2008 and 16.7% at December 31, 2007.

The Bank’s land loan portfolio consists of land and land development loans related to future construction credits.  Land loans decreased $10.8 million or 45.8% to $12.8 million at December 31, 2009 as compared to $23.5 million at December 31, 2008.  Land loan balances at December 31, 2009 comprised 2.2% of total loans as compared to 3.4% at December 31, 2008.  In 2009 and 2008, collateral values securing land loans declined severely as residential development projects declined in value.  Consequently the Bank undertook a focused effort to reduce outstanding balances in this category of loans through valuation charges and collections.    Land loans decreased $38.4 million to $23.5 million at December 31, 2008 compared to $62.0 million at December 31, 2007.  Land loan balances at December 31, 2008 comprised 3.4% of total loans as compared to 9.5% at December 31, 2007.

Approximately half of the Bank’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial and multi-family development projects.  Construction loans decreased $77.5 million, or 79.0%, to $20.6 million at December 31, 2009 as compared to $98.1 million at December 31, 2008.  Construction loan balances at December 31, 2009 comprised 3.6% of total loans as compared to 14.0% at December 31, 2008. Construction loans increased $12.7 million, or 14.9%, to $98.1 million at December 31, 2008 as compared to $85.4 million at December 31, 2007.  Construction loan balances at December 31, 2008 comprised 14.0% of total loans as compared to 13.1% at December 31, 2007.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Bank receives client specific payment for client invoices.  Under the factoring program, the Bank purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Bank purchases the receivables subject to recourse from the Bank’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At December 31, 2009, factoring and asset based loans totaled $66.7 million or 11.6% of total loans as compared to $55.8 million or 8.0% of total loans at December 31, 2008.

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

At December 31, 2009, SBA loans comprised $67.6 million or 11.7% of total loans as compared to $77.0 million or 11.0% of total loans at December 31, 2008.  The Bank has the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.  At December 31, 2009 and 2008, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At December 31, 2009, other loans totaled $5.4 million as compared to $9.4 million at December 31, 2008.

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

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.

(dollars in thousands)	Year ended December 31,
	2009	2008	2007	2006	2005

Balance, beginning of period	$18,554	$8,608	$7,329	$5,936	$4,146
Loans charged off by category:
Commercial and other	3,108	1,995	562	-	384
Real estate construction	4,561	5,536	-	-	-
Real estate land	2,674	13,518	-	-	-
Real estate other	2,452	645	16	-	-
Factoring and asset-based lending	-	-	677	-	-
Consumer	-	-	-	-	-
Total charge-offs	12,795	21,694	1,255	-	384
Recoveries by category:
Commercial and other	739	83	259	21	12
Real estate construction	206	37	-	-	-
Real estate land	-	-	-	-	-
Real estate other	108	-	-	-	-
Factoring and asset-based lending	-	-	-	-	-
Consumer	-	-	-	-	-
Total recoveries	1,053	120	259	21	12
Net (recoveries) charge-offs	11,742	21,574	996	(21)	372
Provision charged to expense	9,200	31,520	2,275	1,372	2,162
Balance, end of year	$16,012	$18,554	$8,608	$7,329	$5,936

The decrease in the allowance for loan losses of $2.6 million from December 31, 2008 to $16.0 million at December 31, 2009 is attributable to (1) a decrease in gross loan balances and, more particularly, a significant decrease in real estate construction loans; and (2) a decrease in unidentified probable, estimable losses due to stress from the credit crisis and general deterioration in economic conditions.

Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as a percentage of total gross loans at December 31 of the previous five years as follows:

(dollars in thousands)	As of December 31,
	2009	2008	2007	2006	2005

Commercial and other	$6,313	$6,179	$3,124	$1,831	$2,029
Real estate other	5,173	2,495	2,356	1,152	721
Real estate construction	1,376	5,197	783	1,082	742
Land loans	764	1,592	-	-	-
Factoring / asset based lending	1,061	1,222	1,239	1,415	443
SBA	1,175	1,673	1,053	1,803	1,975
Other	150	196	53	46	26
	$16,012	$18,554	$8,608	$7,329	$5,936

Commercial and other	1.1%	0.9%	0.5%	0.3%	0.5%
Real estate other	0.9%	0.4%	0.4%	0.2%	0.2%
Real estate construction	0.2%	0.7%	0.1%	0.2%	0.2%
Land loans	0.1%	0.2%	0.0%	0.0%	0.0%
Factoring / asset based lending	0.2%	0.2%	0.2%	0.3%	0.1%
SBA	0.2%	0.2%	0.2%	0.3%	0.4%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
	2.8%	2.7%	1.3%	1.4%	1.3%

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

At December 31, 2009, the Company’s land development portfolio was reduced to $12.8 million with just $5.5 million remaining exposure outside of the primary market area.  Further, over 50% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at December 31, 2009 were reduced to $20.6 million with $2.9 million remaining on projects outside of the primary market area.  In addition, at that date $6.9 million, or 33.4%, were loans to finance commercial projects and $7.8 million, or 37.7% were loans to finance residential projects of five or more units.

The aggressive management of credits in this category has resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This has resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Non performing loans at December 31, 2009, on average, have been reduced by approximately 40% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.

In response to the elevated level of charge-offs, migration of construction and land portfolios, and general deterioration in economic conditions the Company also increased provisions for potential loans losses and built the reserve to approximately 2.78% of total loans.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 94.14% at December 31, 2009.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analyses.

At December 31, 2009 nonperforming assets represented 2.79% of total assets, compared to 1.78% of total assets on December 31, 2008.  Nonperforming assets have increased primarily as a result of substantial deterioration in the real estate market and the Company’s commitment to aggressively manage credit exposure.  The following summarizes nonperforming assets at December 31, 2009, 2008, 2007, 2006, and 2005.

	As of December 31,
(dollars in thousands)	2009	2008	2007	2006	2005

Loans accounted for on a non-accrual basis	$17,009	$15,772	$4,914	$437	$2,320
Loans with principal or interest contracturally past due 90 days or more	-	-	-	-	-
Nonperforming loans	17,009	15,772	4,914	437	2,320
Other real estate owned	6,509	1,096	425	-	-
	$23,518	$16,868	$5,339	$437	$2,320

At December 31, 2009, there were three loans totaling $12.0 million that were restructured and in compliance with modified terms.  These loans were considered performing loans and, as such, were accruing interest as of December 31, 2009.  There were no loans restructured and in compliance with modified terms as of December 31, 2008.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.  There were twenty-four non-accrual loans (representing twenty-two relationships) totaling $17.0 million at December 31, 2009 as compared to sixteen non-accrual loans totaling $15.8 million at December 31, 2008 and four non-accrual loans at December 31, 2007 totaling $4.9 million.  Nonperforming loans have increased primarily as a result of substantial deterioration in the real estate market.  The following table sets forth the components of nonperforming loans as of December 31, 2009:

(dollars in thousands)

December 31, 2009
Classification	Amount	Collateral

Land	2,431	Lots for retail development in Sacramento County
Land	946	Losts for commercial development in Ventura County
Land	501	Lots for single family homes in Idaho
Land	413	Lots for single family homes and commercial office space in Alameda County
Land	336	Lots for single family homes in Calaveras County
Land	233	Raw land for recreational use in Calaveras County
Land	40	Lots for single family homes in Calaveras County
Land	40	Lots for single family homes in Calaveras County
	4,940

Construction	3,274	Residential Condos in Santa Clara County
Construction	346	Single family residence in San Mateo County
	3,620

Real estate other	3,051	Commercial office space in San Mateo County
Real estate other	2,985	Commercial office space in San Mateo County
Real estate other	1,258	Retail development in Southern California
Real estate other	502	Single family residence in Central California
Real estate other	287	Commercial office space in Santa Clara County
Real estate other	172	Light industrial warehouse space in Santa Clara County
Real estate other	194	Single family residence in San Francisco County
	8,449

Total nonperforming loans	$17,009

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

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, the Company's construction and land loan portfolios, representing approximately 5.8% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Funding

Deposits represent the Bank’s principal source of funds.  Most of the Bank’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank’s market area.  The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of December 31, 2009, 2008 and 2007.

(dollars in thousands)	As of December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$333,171	47.26%	$284,319	36.58%	$198,641	29.59%
Interest-bearing demand	4,830	0.69%	4,267	0.55%	5,350	0.80%
Money market and savings	275,850	39.13%	335,200	43.13%	372,923	55.55%
Certificates of deposit:
Less than $100	29,782	4.22%	92,997	11.96%	22,896	3.41%
$100 and more	61,413	8.70%	60,462	7.78%	71,546	10.66%

Total deposit portfolio	$705,046	100.00%	$777,245	100.00%	$671,356	100.00%

Deposits decreased $72.2 million or 9.3% from $777.2million at December 31, 2008 to $705.0 million at December 31, 2009. The decrease in deposits was primarily in money market and savings, and certificates of deposit less than $100,000.

Leverage

Total gross loan balances at December 31, 2009 were $576.4 million.  The resulting loan to deposit ratio was 82.93%. Other earning assets at December 31, 2009 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $219.2 million.  To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

During the fourth quarter of 2008 and throughout 2009, as part of a strategic decision the Company effectively repositioned the composition of its balance sheet and improved its liquidity position by deploying other earning assets primarily in federal funds in direct response to the recent economic downturn and potential volatility of the deposit portfolio.

Capital Resources

The Company's capital resources consist of shareholders' equity, trust preferred securities and (for regulatory purposes) the allowance for credit losses (subject to limitations).  At December 31, 2009, the Company’s capital resources decreased $3.0 million to $135.7 million from $138.7 million at December 31, 2008.  Tier 1 capital decreased $2.7 million to $106.5 million primarily due to net income. Tier 2 capital decreased $315,000 primarily due to the decrease in the allowance for loan losses.

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

Issuance costs of $570,000 incurred in connection with the issuance of both the private placement and TARP securities have been charged against Additional Paid in Capital.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for credit losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of December 31, 2009, the Company's and the Bank’s total risk-based capital ratios were 19.45% and 17.11%, respectively (11.67% for the Company and 11.30% for the Bank at December 31, 2008).

The following table reflects the Company's capital ratios for the period ended December 31, 2009 and 2008 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

(dollars in thousands)	As of December 31,
	2009		2008
	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$106,489	15.26%	$109,221	13.31%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$41,861	6.00%	$49,252	6.00%

Total Capital	$135,678	19.45%	$138,725	16.90%
(to Risk Weighted Assets)
Total capital minimum requirement	$69,768	10.00%	$82,086	10.00%

Company leverage
Tier 1 Capital	$106,489	12.53%	$109,221	12.36%
(to Average Assets)
Total capital minimum requirement	$42,494	5.00%	$44,170	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$110,517	15.85%	$106,137	12.94%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$41,837	6.00%	$49,206	6.00%

Total Capital	$119,323	17.11%	$116,388	14.19%
(to Risk Weighted Assets)
Total capital minimum requirement	$69,728	10.00%	$82,010	10.00%

Bank leverage
Tier 1 Capital	$110,517	13.01%	$106,137	12.03%
(to Average Assets)
Total capital minimum requirement	$42,459	5.00%	$44,125	5.00%

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

Stock Repurchase Program

Effective May 5 2008, the Company announced a stock repurchase program to repurchase up to $5.0 million in shares of the Company for a nineteen month period extending to December 31, 2009.  Buying under the program was at management’s discretion taking into consideration such factors as the market price of the stock, available cash flow, general economic conditions and other factors.  As of December 31, 2009, no share repurchases had occurred.

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

The Bank is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations.  The Bank strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. At December 31, 2009, liquid assets as a percentage of deposits were 33.2% as compared to 29.0% in 2008.  In addition to cash and due from banks, liquid assets include interest-bearing deposits with other banks, federal funds sold, and unpledged securities available for sale.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at December 31, 2009, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate gap divided by interest rate sensitive assets) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of December 31, 2009
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$104,260	$-	$-	$-	$-	$104,260
Interest bearing deposits in other banks	1,225	3,185	2,385	3,185	-	9,980
U.S. treasury and agency securities	-	-	-	101,709	3,296	105,005
Loans	168,826	41,760	96,981	128,747	140,127	576,441
Total earning assets	$274,311	$44,945	$99,366	$233,641	$143,423	$795,686

Interest checking, money market and savings deposits	280,680	-	-	-	-	280,680
Certificates of deposit:
Less than $100,000	12,005	5,667	6,055	6,055	-	29,782
$100,000 or more	30,755	15,913	12,996	1,749	-	61,413
Total interest-bearing liabilities	323,440	21,580	19,051	7,804	0	371,875

Interest rate gap	$(49,129)	$23,365	$80,315	$225,837	$143,423	$423,811
Cumulative interest rate gap	$(49,129)	$(25,764)	$54,551	$280,388	$423,811

Interest rate gap ratio	(0.18)	0.52	0.81	0.97	1.00
Cumulative interest rate gap ratio	(0.18)	(0.08)	0.13	0.43	0.53

Based on the contractual terms of its assets and liabilities, the Bank’s balance sheet at December 31, 2009 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at December 31, 2009 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases.  Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Bank have been written with a minimum “floor” rate.

The following table shows maturity and interest rate sensitivity of the loan portfolio at December 31, 2009 and 2008.  At December 31, 2009, approximately 71.5% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of December 31, 2009
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$253,776	$143,154	$86,671	$23,951
Real estate construction	20,601	19,302		1,299
Real estate land	12,763	9,519	1,038	2,206
Real estate other	149,617	22,217	46,696	80,704
Factoring and asset based lending	66,660	61,540	5,120	-
SBA	67,629	3,843	2,304	61,482
Other	5,395	4,567	828	-
Total loans	$576,441	$264,142	$142,657	$169,642

	As of December 31, 2008
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$301,024	$167,110	$106,946	$26,968
SBA	98,105	98,105	-	-
Real estate construction	23,535	16,442	4,834	2,259
Real estateother	134,767	19,673	36,475	78,619
Factoring and asset based lending	55,761	54,761	1,000	-
Other	77,043	6,874	4,318	65,851
Total loans	9,371	9,100	271	-
	$699,606	$372,065	$153,844	$173,697

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements.  As of December 31, 2009 those guarantees include the following:

Financial Letters of Credit in the amount of $14.1 million

The table below summarizes the Bank’s off-balance sheet contractual obligations.

(dollars in thousands)	As of December 31, 2009
	Payments due by period
		Less Than	1 - 3	3 - 5	More than
Contractural Obligations	Total	1 year	years	years	5 years

Long-term contracts	$872	$567	$305	$-	$-

Operating leases	11,161	1,620	3,357	3,195	2,989

Total	$12,033	$2,187	$3,662	$3,195	$2,989

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	51-52

Balance Sheets, December 31, 2009 and 2008	53

Statements of Operations for the years ended December 31, 2009, 2008 and 2007	54

Statement of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	55

Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	56

Notes to Financial Statements	57-79

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

* * * * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bridge Capital Holdings

We have audited the consolidated balance sheets of Bridge Capital Holdings and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express opinions on these consolidated financial statements based on our audits.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), Bridge Capital Holdings and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010, expressed an unqualified opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridge Capital Holdings and Subsidiary as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

Palo Alto, California
March 16, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Bridge Capital Holdings and Subsidiary
San Jose, California

We have audited Bridge Capital Holdings and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended, and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements.

Palo Alto, California
March 16, 2010

Bridge Capital Holdings and Subsidiary
Consolidated Balance Sheets
(dollars in thousands)

	As of December 31,
	2009	2008
Assets:
Cash and due from banks	$14,893	$18,421
Federal funds sold	104,260	199,525
Total cash and equivalents	119,153	217,946

Interest bearing deposits in other banks	9,980	7,268
Investment securities available for sale	105,005	-
Loans, net of allowance for credit losses of $16,012 at December 31, 2009 and $18,554 at December 31, 2008	558,977	679,451
Premises and equipment, net	3,566	4,790
Other real estate owned	6,509	1,096
Accrued interest receivable	2,829	3,137
Other assets	38,048	33,908
Total assets	$844,067	$947,596

Liabilities and Shareholders' Equity:
Deposits:
Demand noninterest-bearing	$333,171	$284,319
Demand interest-bearing	4,830	4,267
Savings	275,850	335,200
Time	91,195	153,459
Total deposits	705,046	777,245

Junior subordinated debt securities	17,527	17,527
Other borrowings	-	30,000
Accrued interest payable	121	511
Other liabilities	12,059	9,823
Total liabilities	734,753	835,106

Commitments and contingencies	-	-

Shareholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized; 323,864 shares issued and outstanding at December 31, 2009;	53,864	53,864
Common stock, no par value; 30,000,000 shares authorized; 7,098,164 shares issued and outstanding at December 31, 2009; 6,888,424 shares issued and outstanding at December 31, 2008;	37,293	36,833
Additional paid in capital	3,626	2,822
Retained earnings	15,148	17,916
Accumulated other comprehensive income	(617)	1,055
Total shareholders' equity	109,314	112,490
Total liabilities and shareholders' equity	$844,067	$947,596

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statements of Operations
(dollars in thousands, except share data)

	Year Ended December 31,
	2009	2008	2007
Interest Income:
Loans	$43,350	$56,302	$61,008
Federal funds sold	395	1,066	2,648
Interest bearing deposits in other banks	363	119	-
Investment securities available for sale	464	1,205	3,089
Total interest income	44,572	58,692	66,745

Interest Expense:
Deposits	5,415	12,426	18,104
Other	1,348	1,401	1,056
Total interest expense	6,763	13,827	19,160

Net interest income	37,809	44,865	47,585
Provision for credit losses	9,200	31,520	2,275
Net interest income after provision for credit losses	28,609	13,345	45,310

Non-Interest Income:
Other income - CF hedges	3,286	3,870	-
Service charges on deposit accounts	1,900	1,166	672
Gain on sale - OREO	1,628	161	-
International fee income	1,583	1,830	658
Gain on sale of SBA loans	615	603	3,564
SBA loan servicing fee income	436	445	442
Other non-interest income	864	1,896	1,377
Total non-interest income	10,312	9,971	6,713

Operating Expenses:
Salaries and benefits	20,286	21,399	20,990
Occupancy and equipment	4,377	4,590	4,337
Assessments	2,629	665	377
Data services	2,526	2,439	1,917
Professional services	1,939	1,174	1,150
OREO expense	1,231	589	1
Deposit services/supplies	1,015	725	605
Other	4,068	4,737	4,197
Total operating expenses	38,071	36,318	33,574

Income (loss) before income taxes	850	(13,002)	18,449
Income taxes	(585)	(5,661)	7,583
Net income (loss)	$1,435	$(7,341)	$10,866

Preferred dividends	4,203	152	-
Net income available to common shareholders	$(2,768)	$(7,493)	$10,866

Basic earnings per share	$(0.42)	$(1.15)	$1.70
Diluted earnings per share	$(0.42)	$(1.15)	$1.57
Average common shares outstanding	6,571,479	6,502,376	6,380,100
Average common and equivalent shares outstanding	6,571,479	6,502,376	6,925,904

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the three Years Ended December 31, 2009
 (dollars in thousands, except share data)

					Accumulated	Total
	Common Stock and		Preferred		Other	Share-
	Additional Paid in Capital		Stock	Retained	Comprehensive	holders'
	Shares	Amount	Amount	Earnings	Income (loss)	Equity

Balance at December 31, 2006	6,349,824	$35,427	$-	$14,543	$(876)	$49,094

Restricted stock issued	30,575	-	-	-	-	-

Stock options exercised	105,231	801	-	-	-	801

Tax benefit from exercise of non qualified stock options	-	316	-	-	-	316

Stock based compensation	-	1,153	-	-	-	1,153

Other comprehensive income	-	-	-	-	2,854	2,854

Net income for the year	-	-	-	10,866	-	10,866

Balance at December 31, 2007	6,485,630	$37,697	$-	$25,409	$1,978	$65,084

Restricted stock issued	255,240	-	-	-	-	-

Stock options exercised	147,554	572	-	-	-	572

Issuance of preferred stock	-	-	53,864	-	-	53,864

Preferred stock issuance cost	-	(469)	-	-	-	(469)

Tax benefit from exercise of non qualified stock options	-	508	-	-	-	508

Dividends paid on preferred stock	-		-	(152)	-	(152)

Stock based compensation	-	1,347	-	-	-	1,347

Other comprehensive income	-	-	-	-	(923)	(923)

Net (loss) for the year	-	-	-	(7,341)	-	(7,341)

Balance at December 31, 2008	6,888,424	$39,655	$53,864	$17,916	$1,055	$112,490

Restricted stock issued	209,740	-	-	-	-	-

Stock options exercised	-	-	-	-	-	-

Issuance of preferred stock	-	-	-	-	-	-

Preferred stock issuance cost	-	(101)	-	-	-	(101)

Tax benefit from exercise of non qualified stock options	-	-	-	-	-	-

Dividends paid on preferred stock	-	-	-	(4,203)	-	(4,203)

Stock based compensation	-	1,365	-	-	-	1,365

Other comprehensive income	-	-	-	-	(1,672)	(1,672)

Net income for the year	-	-	-	1,435	-	1,435

Balance at December 31, 2009	7,098,164	$40,919	$53,864	$15,148	$(617)	$109,314

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash Flows From Operating Activities:

Net (loss) income	$1,435	$(7,341)	$10,866
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	9,200	31,520	2,275
Depreciation and amortization	1,550	1,565	1,041
BOLI income	(421)	(400)	(402)
Gain on sale of OREO, net	(738)	-	-
Deferred income tax (credit)	(433)	(4,835)	(1,854)
Stock based compensation	1,365	1,347	1,153
Proceeds from loan sales	18,164	20,774	90,334
Loans originated for sale	(15,360)	(45,267)	(86,427)
Gain on sale of securities	-	711	-
Increase in accrued interest receivable and other assets	(6,489)	(4,890)	(2,019)
Increase in accrued interest payable and other liabilities	2,116	3,557	722
Net cash provided (used in) by operating activities	10,389	(3,259)	15,689

Cash Flows From Investing Activities:

Purchase of securities available for sale	(106,450)	-	(38,462)
Proceeds from paydowns/maturities of securities available for sale	1,445	54,039	28,100
Proceeds from sale of OREO	6,864	-	-
Purchase of interest bearing deposits	(2,712)	(7,268)	-
Net (increase) decrease in loans	96,931	(44,884)	(117,341)
Purchase of fixed assets	(326)	(1,373)	(2,841)
Net cash used in investing activities	(4,248)	514	(130,544)

Cash Flows From Financing Activities:

Net increase (decrease) in deposits	(72,199)	105,889	26,368
Proceeds from sale of preferred stock	-	53,864	-
Proceeds from sale of common stock	-	572	1,117
Preferred stock issuance cost	(101)	(469)
Payment of cash dividends	(2,634)	-	-
Increase (decrease) in other borrowings	(30,000)	20,000	10,000
Net cash provided by financing activities	(104,934)	179,856	37,485

Net (Decrease) Increase in Cash and Equivalents:	(98,793)	177,111	(77,370)
Cash and equivalents at beginning of period	217,946	40,835	118,205
Cash and equivalents at end of period	$119,153	$217,946	$40,835

Other Cash Flow Information:
Cash paid for interest	$5,095	$13,386	$18,389
Cash paid for income taxes	$19	$4,647	$9,450
Transfer of loans to OREO	$11,539	$1,096	$-

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

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

Recent Accounting Pronouncements – During the current year, the FASB issued guidance regarding the following new accounting standards:

•	Subsequent Events
In May 2009 and February 2010, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued.   Entities are to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Entities are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events).  Entities are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading.  This guidance was effective for annual financial periods ended after June 15, 2009 with prospective application.  The Company adopted the guidance for the year ended December 31, 2009 by including the required disclosures in Note 1 to the financial statements.

•	Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, accounting standards were revised to establish the Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for annual periods ended after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded.  Adoption of the Codification in 2009 did not have a material impact on the Company’s financial statements.

•	Fair Value Measurements
In April 2009, accounting standards were amended to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability decreased significantly and also to provide guidance for determining whether a transaction is orderly.  The amendments were effective for annual reporting periods ended after June 15, 2009.  Adoption of the amendments in 2009 did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued instructions that delayed the effective date of fair value measurement for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008.  Adoption of the fair value measurement rules in 2009 for non-financial assets and non-financial liabilities subject to the delay did not have a material impact on Company’s financial statements.

•	Other-Than-Temporary Impairment
In April 2009, accounting standards were amended to provide expanded guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity.  The amendments require an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery.  Expanded disclosures are also required concerning such impairments.  The amendments were effective for annual reporting periods ended after June 15, 2009.  Adoption of the amendments in 2009 did not have a material impact on the Bank’s financial statements.

•	Newly Issued Not Yet Effective Accounting Standards
In June 2009, accounting standards were amended to clarify when a transferor has surrendered control over transferred financial assets and thus is entitled to account for the transfer as a sale.  The amendments establish specific conditions for accounting for the transfer of a financial asset, or a portion of a financial asset, as a sale.  The amendments could impact when a loan participation or SBA loan sale may be accounted for as a sale and the related transferred asset derecognized by the Bank.  This guidance is effective for transfers occurring on or after January 1, 2010.  The Company has not yet completed its evaluation of these amendments, but does not expect that they will have a material impact on its balance sheet or statement of operations.

Fair Value Measurement - Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Current accounting guidance establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

See Note 13 to the financial statements for more information and disclosures relating to the Company’s fair value measurements.

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

Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and highly liquid debt instruments purchased with an original maturity of three months or less.  The Company is required to maintain non-interest earning cash reserves against certain of the deposit accounts.  As of December 31, 2009, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $25,000 were maintained.

Securities - The Company classifies its investment securities into two categories, available for sale and held to maturity, at the time of purchase.  Securities available for sale are reported at fair value with net unrealized holding gains or losses, net of tax, recorded as a separate component of shareholders' equity.  Securities held to maturity are measured at amortized cost based on the Company’s positive intent and ability to hold the securities to maturity.  As of December 31, 2009 all of the Company’s securities were classified as available for sale and as of December 31, 2008 the Company had no investment securities.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.   Dividend and interest income is recognized when earned.  Gains and losses on sales of securities are computed on a specific identification basis.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis and more frequently when economic or market conditions warrant.

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

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under this guidance, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Servicing Rights - Servicing rights are recognized separately when they are acquired through sale of loans.  The Company has adopted guidance issued by the FASB that clarifies the accounting for servicing rights.  Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans.  Fair value is based on a valuation model that calculates the present value of estimated future cash flows from the servicing assets.  The valuation model uses assumptions that market participants would use in estimating cash flows from servicing assets, such as the cost to service, discount rates and prepayment speeds.  The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Other Real Estate Owned - Other real estate owned (“OREO”) consist of properties acquired through foreclosure.  The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis.  The Company charges against the allowance for credit losses any losses arising at the time of acquisition of such properties.  After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs.  If the Company records any write-downs or losses from disposition of such properties after acquiring them, it includes this amount in other non-interest expense.  Development and improvement costs relating to OREO are capitalized (assuming they are recoverable).  At December 31, 2009 there were three construction properties valued at $5.5 million, two land development properties valued at $393,000, one other real estate property valued at $486,000 and two commercial properties valued at $104,000 that were categorized as “other real estate owned”.  At December 31, 2008 there were two commercial properties valued at $552,000 and one land development property valued at $544,000 owned by the Bank that were acquired through the foreclosure process.

Income Taxes - Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements.  A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized.  Realization of tax benefits of deductible temporary differences and operating loss carry-forwards depends on having sufficient taxable income of an appropriate character within the carry-forward periods.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities.  Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

Stock-Based Compensation – The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company has recorded an incremental $1.4 million ($1.1 million net of tax), $1.3 million ($1.1 million net of tax), and $1.2 million ($933,000 net of tax) of stock-based compensation expense during the years ended December 31, 2009, 2008, and 2007, respectively as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2009.   As of December 31, 2009, $3.5 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.5 years.

Stock-based compensation expense reduced basic earnings per share by $0.16, $0.25, and $0.16 and diluted earnings per share by $0.16, $0.25, and $0.10 for the years ended December 31, 2009, 2008, and 2007, respectively.

Comprehensive Income – The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The guidance also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had an accumulated other comprehensive loss totaling $(617,000), net of tax, at December 31, 2009, an accumulated other comprehensive gain of $1.1 million, net of tax, at December 31, 2008 and an accumulated other comprehensive gain of $2.0 million, net of tax, at December 31, 2007.

(dollars in thousands)	Year ended December 31,
	2009	2008	2007

Net income (loss)	$1,435	$(7,341)	$10,866

Other comprehensive earnings-
Net unrealized gains (losses) on FAS 158 adjustment-supplemental executive retirement plan	335	(667)	44
Net unrealized gains (losses) on cash flow hedges	(1,854)	2,156	2,270
Net unrealized gains (losses) on securities available for sale	(153)	489	540

Total comprehensive income (loss)	$(237)	$(5,363)	$13,720

Segments of an Enterprise and Related Information – The Company has adopted guidance issued by the FASB that requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environment in which it operates to help users of financial statements better understand its performance, better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole.  The Company has determined that it has one segment, general commercial banking, and therefore it is appropriate to aggregate the Company’s operations into a single operating segment.

Derivative Instruments and Hedging Activities – The Company has adopted guidance issued by the FASB that clarifies the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by the guidance, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualified as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and that qualify as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under current accounting guidance.  See Note 14 to the financial statements for additional information on derivative instruments and hedging activities.

2.           EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net earnings per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options or vesting of restricted shares.  Common stock equivalents are included in the diluted net earnings per share calculation to the extent these shares are dilutive.  A reconciliation of the numerator and denominator used in the calculation of basic and diluted net earnings per share available to common shareholders is as follows (in thousands, except for per share amounts):

(dollars in thousands, except share data)	Year ended December 31,
	2009	2008	2007

Net income	$1,435	$(7,341)	$10,866
Less:
Dividends on preferred shares	(4,203)	(152)	-
Net income available to common shareholders	$(2,768)	$(7,493)	$10,866

Weighted average shares used in computing:
Basic common shares	6,571,479	6,502,376	6,380,100
Dilutive potential common shares related to stock options, restricted stock, warrants, and preferred shares using the treasury stock method	0	0	545,762
Total average common shares and equivalents	6,571,479	6,502,376	6,925,862

Basic earnings per share	$(0.42)	$(1.15)	$1.70
Diluted earnings per share	$(0.42)	$(1.15)	$1.57

There were 1,336,029 options to acquire common stock (including those issuable pursuant to contingent stock agreements), 526,095 shares of issued and outstanding restricted common stock, and preferred stock mandatorily convertible to 3,396,412 shares of common stock that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for year ended December 31, 2009.

3.	SECURITIES

The amortized cost and estimated fair values of securities as of December 31, 2009 are reflected in the following table.  As of December 31, 2008, the Company did not own any investment securities.

(dollars in thousands)	As of December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government treasury securities	$-	$-	$-	$-
U.S. government agency securities	80,324	259	(306)	80,277
Mortgage backed securities	24,936	8	(216)	24,728
Total securities available for sale	105,260	267	(522)	105,005

Total investment securities	$105,260	$267	$(522)	$105,005

The scheduled maturities of securities available for sale at December 31, 2009 were as follows:

(dollars in thousands)	December 31, 2009
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	101,964	101,709
Due after five years through ten years	-	-
Due after ten years	3,296	3,296
Total securities available for sale	105,260	105,005

Total Investment securities	$105,260	$105,005

As of December 31, 2009, no investment securities were pledged as collateral.  As of December 31, 2009, there were no unrealized losses attributable to securities positioned for the period greater than 12 months.

4.           LOANS AND ALLOWANCES FOR CREDIT LOSSES

The following summarizes loans and activity in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007.

A summary of loans is as follows:
(dollars in thousands)	As of December 31,
	2009	2008	2007

Commercial	$253,776	$301,024	$272,660
Real estate construction	20,601	98,105	85,378
Land loans	12,763	23,535	61,987
Real estate other	149,617	134,767	109,055
Factoring and asset based lending	66,660	55,761	57,662
SBA	67,629	77,043	56,945
Other	5,395	9,371	9,042
Total gross loans	576,441	699,606	652,729
Unearned fee income	(1,452)	(1,601)	(1,856)
Total loan portfolio	574,989	698,005	650,873
Less allowance for credit losses	(16,012)	(18,554)	(8,608)
Total loan portfolio, net	$558,977	$679,451	$642,265

Analysis of the allowance for credit losses:
(dollars in thousands)	As of December 31,
	2009	2008	2007

Balance, beginning of period	$18,554	$8,608	$7,329
Provision for credit losses	9,200	31,520	2,275
Charge-offs	(12,795)	(21,694)	(1,255)
Recoveries	1,053	120	259
Balance, end of period	$16,012	$18,554	$8,608

There were twenty-four loans (representing twenty-two relationships), totaling $17.0 million, on non-accrual and deemed impaired at December 31, 2009.  There were sixteen loans (representing fourteen relationships), totaling $15.8 million, on non-accrual and deemed impaired at December 31, 2008 and four loans, totaling $4.9 million on non-accrual and deemed impaired at December 31, 2007.

Average impaired loans for the years ended December 31, 2009, 2008, and 2007 were $23.8 million, $19.6 million, and $2.6 million, respectively.

Income on such loans is only recognized to the extent that cash is received and where the future collection of principal is probable.  Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

At December 31, 2009, 2008, and 2007, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

5.           PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following:

(dollars in thousands)	As of December 31,
	2009	2008	2007

Leasehold improvements	$5,399	$5,378	$4,855
Furniture and equipment	3,225	3,164	2,825
Capitalized software	3,089	2,816	2,285
Premises and equipment	11,713	11,358	9,965
Less accumulated depreciation and amortization	(8,147)	(6,568)	(4,960)
Premises and equipment, net	$3,566	$4,790	$5,005

Depreciation and amortization amounted to $1.6 million, $1.6 million, and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

6.           DEPOSITS

The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of December 31, 2009, 2008 and 2007.

(dollars in thousands)	As of December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$333,171	47.26%	$284,319	36.58%	$198,641	29.59%
Interest-bearing demand	4,830	0.69%	4,267	0.55%	5,350	0.80%
Money market and savings	275,850	39.13%	335,200	43.13%	372,923	55.55%
Certificates of deposit:
Less than $100	29,782	4.22%	92,997	11.96%	22,896	3.41%
$100 and more	61,413	8.70%	60,462	7.78%	71,546	10.66%

Total deposit portfolio	$705,046	100.00%	$777,245	100.00%	$671,356	100.00%

At December 31, 2009, time deposits of $100,000 or more have remaining maturities as follows:

(in thousands)

3 months or less	$30,755
Over 3 months to 6 months	15,913
Over 6 months to 12 months	12,996
Over 1 year to 5 years	1,749
TOTAL	$61,413

At December 31, 2009, the scheduled maturities of all time deposits are as follows:

(in thousands)

2010	$80,552
2011	10,243
2012	297
2013	103
2014	-
$91,195

7.	JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS

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

Based upon accounting guidance, these Trusts are not consolidated into the company’s financial statements.  The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as these Trusts, net of the bank holding company’s investment in the SPE, qualify as Tier 1 Capital, subject to certain limits.

Other Borrowings

The Company had no other borrowings at December 31, 2009.  Other borrowings at December 31, 2008 totaled $30.0 million and were comprised of the following:

(dollars in thousands)	Year ended December 31, 2008
	Amount	Date	Maturity	Rate

Federal Home Loan Bank	$10,000	08/29/08	02/27/09	3.09%
Federal Home Loan Bank	10,000	09/30/08	03/30/09	3.55%
Federal Home Loan Bank	10,000	09/30/08	06/30/09	3.41%

Total other borrowings	$30,000

As of December 31, 2009, the Bank had a total borrowing capacity of approximately $202.0 million.   The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million.  At December 31, 2009, there were no balances outstanding on these lines.

8.           INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended December 31, 2009, 2008 and 2007:

(dollars in thousands)	Year ended December 31,
	2009	2008	2007
Current:
Federal	$(172)	$(980)	$7,357
State	20	154	2,080
Total current	(152)	(826)	9,437

Deferred:
Federal	(146)	(2,994)	(1,458)
State	(287)	(1,841)	(396)
Total deferred	(433)	(4,835)	(1,854)
Income tax provision	$(585)	$(5,661)	$7,583

Deferred income taxes reflect the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2009, 2008 and 2007 are as follows:

(dollars in thousands)	As of ended December 31,
	2009	2008	2007
Deferred tax assets (liability):
Deferred loan fee	$508	$560	$650
Allowance for credit losses	5,604	6,365	2,788
Deferred pre-opening expenses	-	4	10
State income taxes	2,566	2,278	1,775
Fixed assets	485	298	300
Other	2,250	1,415	602
Accrued expenses	634	694	655
Net Deferred Tax Asset	$12,047	$11,614	$6,780

In addition to the above net deferred tax asset, the Company has additional deferred tax assets / (liabilities) arising from adjustments to other comprehensive income aggregating $433,000 as of December 31, 2009 and $(795,000) as of December 31, 2008.

Income tax returns for the years ended December 31, 2008, 2007 and 2006 are open to audit by the federal authorities and income tax returns for the years ended December 31, 2008, 2007, 2006 and 2005 are open to audit by California authorities.  Unrecognized tax benefits are not expected to significantly increase or decrease within the next twelve months.

The effective tax rate differs from the federal statutory rate as follows:

	Year ended December 31,
	2009	2008	2007

Federal statutory rate	35.00%	-35.00%	35.00%
State income tax, net of federal effect	-20.39%	-7.05%	5.93%
BOLI income	-17.35%	-1.08%	0.76%
Low income housing credits	-98.98%	-2.14%	0.87%
Stock-based compensation	25.22%	2.11%	-1.45%
Other, net	7.69%	-0.38%	-0.01%
Income taxes	-68.81%	-43.54%	41.10%

9.           STOCK BASED COMPENSATION

On May 18, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (the “Plan”) which supersedes the Stock Option Plan that was established in 2001.  The total authorized shares that are available for issuance under the Plan is 1,090,338 shares.  The Plan provides for the following types of stock-based awards:  incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock awards; restricted stock units; performance units; and stock grants.  As of December 31, 2009, the Company has issued incentive stock options, nonqualified stock options, and restricted stock awards under the Plan.

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

As of December 31, 2009, there were 1,862,714 shares underlying outstanding awards under the Company’s stock-based compensation plans and 156,099 shares available for future grants under the 2006 Equity Incentive Plan.

A summary of the Company’s non-vested shares of restricted stock awards as of December 31, 2009 and changes during the period ended on that date is presented below:

	Non-Vested Restricted Stock Awards
		Weighted
	Number	Average Grant
	of Shares	Date Fair Value

Balances, December 31, 2008	316,355	$7.60

Granted	240,660	5.94
Vested	-	-
Forfeited	(30,920)	5.03

Balances, December 31, 2009	526,095	$6.99

A summary of the Company’s stock option awards as of December 31, 2009 and changes during the period ended on that date are presented below:

	Stock Option Awards Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price

Balances, December 31, 2008	1,290,347	$12.28

Granted	104,200	5.40
Exercised (no aggregate intrinsic value)	-	-
Cancelled	(45,189)	19.98
Expired	(13,329)	18.38

Balances, December 31, 2009	1,336,029	$11.42

The following table summarizes information about stock options outstanding at December 31, 2009.

			Stock Option Awards Outstanding			Stock Option Awards Exercisable
				Weighted	Weighted		Weighted	Weighted
				Remaining	Exercise		Remaining	Exercise
Exercise Price range			Shares	Life (Years)	Price	Shares	Life (Years)	Price

$4.00	-	$6.49	643,425	2.6	$5.00	554,675	2.6	$5.34
$6.50	-	$9.49	43,350	6.3	9.19	24,224	6.3	7.21
$9.50	-	$14.99	290,450	5.2	14.75	273,499	5.2	13.91
$15.00	-	$22.75	358,804	6.9	19.42	251,839	6.9	20.77

			1,336,029	4.4	$11.42	1,104,237	3.6	$10.14

The aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2009 was $1.3 million and $1.1 million, respectively.

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

The weighted average assumptions used for 2009, 2008, and 2007 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Year ended December 31,
	2009	2008	2007

Expected life	75 months	75 months	60 months

Stock volatility	28.0%	22.0%	28.4%

Risk free interest rate	2.3%	3.2%	4.2%

Dividend yield	0.0%	0.0%	0.0%

Fair value per share	$1.77	$4.59	$7.39

10.        PENSION BENEFIT PLANS

Effective August 1, 2004, the Bank established the Supplemental Executive Retirement Plan (SERP), an unfunded noncontributory defined benefit pension plan.  The SERP provides retirement benefits to a select group of key executives and senior officers based on years of service and final average salary.  The Bank uses a December 31 measurement date for this plan.

The following table reflects the accumulated benefit obligation and funded status of the SERP for the years ended December 31, 2009, 2008 and 2007:

The following table reflects the accumulated benefit obligation and funded status of the SERP for the years ended December 31, 2009, 2008 and 2007:

(dollars in thousands)	Year ended December 31,
	2009	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$3,492	$2,897	$2,351
Service cost	346	563	345
Interest cost	167	159	133
Amendments	-	-	-
Actuarial (gains)/losses	(477)	(127)	68
Acquisitions/(divestitures)	-	-	-
Expected benefits paid	(59)	-	-
Projected benefit obligation at end of year	$3,469	$3,492	$2,897

Unfunded projected/accumulated benefit obligation	(3,469)	(3,492)	(2,897)
Additional liability	$-	$-	$-

The components of net periodic benefit cost recognized for the years ended December 31, 2009 and 2008 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2010 are as follows:

(dollars in thousands)	Year ended December 31,
	2010	2009	2008
Components of net periodic benefit cost
Service cost	$392	$346	$563
Interest cost	197	167	159
Expected return on plan assets	-	-	-
Amortization of transition obligation (asset)	-	-	-
Amortization of prior service cost	85	85	85
Amortization of actuarial (gains)/losses	(45)	(6)	4
Net periodic benefit cost	$629	$592	$811

Other comprehensive income (cost)	$(40)	$(556)	$(215)

11.           RELATED PARTY TRANSACTIONS

There are no existing or proposed material interests or transactions between the Bank and/or any of its officers or directors outside the ordinary course of the Bank's business.

12.           COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

The Bank's San Jose and Palo Alto locations are leased under non-cancelable operating leases that expire in 2016 and 2014, respectively.  The Bank has renewal options with adjustments to the lease payments based on changes in the consumer price index.

Future minimum annual lease payments are as follows (dollars in thousands):

Future lease payments
For years ended December 31,

2010	$1,620
2011	1,659
2012	1,698
2013	1,738
2014	1,457
Thereafter	2,989
$11,161

Rental expense under operating leases was $2.0 million in 2009, $2.3 million in 2008 and $2.1 million in 2007.

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

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include loan commitments of $222.3 million, $263.2 million and $299.8 million at December 31, 2009, 2008 and 2007, respectively.  The Bank's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2009, no losses are anticipated as a result of these commitments.

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

Undisbursed loan commitments were comprised of the following at December 31, 2009 (dollars in thousands):

Loan Category	Amount

Commercial	$178,171
SBA	137
Real estate construction	3,463
Land loans	370
Real estate term	13,863
Factoring/ABL	19,064
Other	7,256

Total	$222,325

13.           DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with accounting guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of December 31, 2009
	Total	Level 1	Level 2	Level 3

Securities available for sale	$105,005	$-	$105,005	$-
Cash flow hedge	(776)	-	(776)	-
Warrant portfolio	729	-	-	729

Total	$104,958	$-	$104,229	$729

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3

Securities available for sale	$-	$-	$-	$-
Cash flow hedge	(1,445)	-	(1,445)	-
Warrant portfolio	718	-	-	718

Total	$(727)	$-	$(1,445)	$718

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the year ended December 31, 2009.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis for the years ended December 31, 2009 and 2008 included impaired loans of $17.0 million and $15.8 million, respectively.  The fair value of impaired loans was determined using Level 3 assumptions.  The Company charged-off $12.8 million and $21.7 million during the years ended December 31, 2009 and 2008, respectively, as a result of impaired loans.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at December 31, 2009 and 2008.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits (see Note 3 for information regarding securities).

(dollars in thousands)	Year ended December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$14,893	$14,893	$18,421	$18,421
Federal funds sold	104,260	104,260	199,525	199,525
Interest bearing Deposits in other Banks	9,980	9,954	7,268	7,256
Investments securities	105,005	105,005	-	-
Loans and leases, gross	574,989	589,748	699,780	721,856
Bank owned life insurance	10,001	10,001	9,580	9,580
Cash flow hedge	(776)	(776)	(1,445)	(1,445)

Financial liabilities:
Deposits	705,046	703,362	777,246	775,922
Trust preferred securities	17,527	8,058	17,527	17,595
Other borrowings	-	-	30,000	29,959

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

14.           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of December 31, 2009 and December 31, 2008.  The Company did not have any derivative instruments that were assets as of December 31, 2009 and December 31, 2008.

(dollars in thousands)
		Fair Value
Derivatives Designated as Hedging	Balance Sheet	December 31,	December 31,
Instruments Under SFAS 133	Location	2009	2008

Interest rate contracts	Other assets	$-	$(1,445)
Interest rate contracts	Other liabilities	776	-

Total hedged derivatives		$776	$(1,445)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of December 31, 2009, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2009 and 2008, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the year ended December 31, 2008, interest rate derivatives, which have since been terminated, were also used to hedge the cash inflows associated with existing pools of Prime-based loan assets.  During the year ended December 31, 2009, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $636,000.  During the year ended December 31, 2008, the amount of pre-tax gain recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $1.6 million.  During the year ended December 31, 2009, $579,000 was reclassified into earnings related to the effective portion of cash flow hedges.  During the year ended December 31, 2008, $2.0 million was reclassified into earnings related to the effective portion of cash flow hedges.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2008, the Company recognized a loss of $(198,000) for hedge ineffectiveness attributable to a mismatch between the swap notional and the aggregate principal amount of the designated loan pools. No hedge ineffectiveness was recognized during the year ended December 31, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $316,000 will be reclassified as an increase to interest income and $340,000 will be reclassified as an increase to interest expense.  During the years ended December 31, 2009 and 2008, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions related to certain terminated interest rate swaps becoming probable not to occur.  The accelerated amounts for the years ended December 31, 2009 and 2008 were gains of $3.3 million and $486,000, respectively.

The table below presents the effect of the Company’s derivative financial instruments, interest rate contracts, on the income statement for the years ended December 31, 2009 and 2008.

(dollars in thousands)	Interest Income		Non-Interest Income		Total Income
	Twelve months ended		Twelve months ended		Twelve months ended
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008

Amount of gain reclassified from AOCI into income - effective portion	$579	$2,018	$3,286	$486	$3,865	$2,504

Amount of gain recognized in income on derivative - ineffective portion and amount excluded from effectiveness testing	-	-	-	(198)	-	(198)

Total derivative income	$579	$2,018	$3,286	$288	$3,865	$2,306

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

As of December 31, 2009 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $758,000. As of December 31, 2009, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.0 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2009, it would have been required to settle its obligations under the agreements at the termination value.

15.           BRIDGE CAPITAL HOLDINGS

The following are the financial statements of Bridge Capital Holdings (parent company only):

BALANCE SHEETS

(dollars in thousands)	As of December 31,
	2009	2008
Assets:
Cash and due from banks	$17,228	$21,309
Investment in bank & subsidiaries	110,957	108,654
Other assets	1,054	237
Total Assets	$129,239	$130,200

Liabilities:
Junior Subordinated Debt	$17,527	$17,527
Other liabilities	2,398	183
Total Liabilities	19,925	17,710

Capital:
Common stock	40,919	39,655
Preferred stock	53,864	53,864
Retained earnings	13,713	25,257
Current year net income	1,435	(7,341)
Other Comprehensive income	(617)	1,055
Total Capital	109,314	112,490

Total Liabilities and Capital	$129,239	$130,200

STATEMENTS OF OPERATIONS

(dollars in thousands)	Year ended December 31,
	2009	2008	2007

Interest income	$76	$42	$78
Interest expense	1,042	1,044	1,044
Noninterest expense	591	679	466

Income (loss) before income taxes	(1,557)	(1,681)	(1,432)
Income taxes	-	-	-
Income before undistributed income
of the bank	(1,557)	(1,681)	(1,432)
Equity in undistributed income of the bank	2,992	(5,660)	12,298
Net income (loss)	$1,435	$(7,341)	$10,866

STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year ended December 31,
	2009	2008	2007

Cash Flow From Operating Activities:
Net income (loss)	$1,435	$(7,341)	$10,866
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed loss (earnings) of subsidiaries	(3,011)	5,660	(12,298)
Net change in other assets	(522)	810	4
Net change in other liabilities	651	153	(29)
Net cash (used in) provided by operating activities	(1,447)	(718)	(1,457)

Cash Flow From Investing Activities:
Investment in subsidiary	-	(34,543)	-
Net cash provided by financing activities	-	(34,543)	-

Cash Flow From Financing Activities:
Proceeds from sale of Common stock	-	572	801
Proceeds from sale of Preferred stock	-	53,864	-
Payment of cash dividends	(2,634)
Net cash provided by financing activities	(2,634)	54,436	801

Net increase (decrease) in cash and equivalents	(4,081)	19,175	(656)
Cash and equivalents at beginning of period	21,309	2,134	2,790
Cash and equivalents at end of period	$17,228	$21,309	$2,134

16.           REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Management believes, as of December 31, 2009, that the Company meets all capital adequacy requirements to which they are subject.

The following table shows the Company’s capital ratios at December 31, 2009 and 2008 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

(dollars in thousands)	As of December 31,
	2009		2008
	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$106,489	15.26%	$109,221	13.31%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$41,861	6.00%	$49,252	6.00%

Total Capital	$135,678	19.45%	$138,725	16.90%
(to Risk Weighted Assets)
Total capital minimum requirement	$69,768	10.00%	$82,086	10.00%

Company leverage
Tier 1 Capital	$106,489	12.53%	$109,221	12.36%
(to Average Assets)
Total capital minimum requirement	$42,494	5.00%	$44,170	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$110,517	15.85%	$106,137	12.94%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$41,837	6.00%	$49,206	6.00%

Total Capital	$119,323	17.11%	$116,388	14.19%
(to Risk Weighted Assets)
Total capital minimum requirement	$69,728	10.00%	$82,010	10.00%

Bank leverage
Tier 1 Capital	$110,517	13.01%	$106,137	12.03%
(to Average Assets)
Total capital minimum requirement	$42,459	5.00%	$44,125	5.00%

17.           Preferred Stock

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

In order to determine the amount of TARP capital that should be allocated to the warrants, the Company calculated a warrant allocation ratio.  This ratio is equal to the value of the fair value of the warrants divided by the sum of the fair value of the warrants plus the fair value of the straight preferred stock.  This ratio was then multiplied by the total amount of TARP capital issued resulting in a value of approximately $70,000 being allocated to the warrants (i.e. the discount on the TARP related preferred stock).  The assumed life of the warrants is five years and therefore the discount is being amortized over that time period.  Due to immateriality, the discount is being amortized utilizing the straight-line method.  Additionally, the amortization of the discount has been immaterial to net income available to common shareholders and has had no impact on earnings per common share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no current or anticipated changes in, or disagreements with, accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9a. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of December 31, 2009, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management’s report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management concluded that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2009.  Vavrinek, Trine, Day & Co., LLP’s audit report appears on Page 52.

Item 9b.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart provides information as of December 31, 2009 concerning the Company’s equity compensation plans:

	(A)	(B)	(C)
Number of Securities
	Number of Securities		Remaining Available
	To Be Issued Upon	Weighted Average	For Future Issuance
	Exercise of	Grant Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Stock,	Restricted Stock,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights	Reflected in Column (A)

Equity compensation plans approved by security holders	1,862,714	$10.17	156,099

Equity compensation plans not approved by security holders	-	-	-

Total	1,862,714	$10.17	156,099

The additional information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

BRIDGE CAPITAL HOLDINGS

Date:	March 16, 2010	By:	/s/ Daniel P. Myers
Daniel P. Myers, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Richard M. Brenner	Director	March 16, 2010
Richard M. Brenner

/s/Owen Brown	Director	March 16, 2010
Owen Brown

/s/David V. Campbell	Director	March 16, 2010
David V. Campbell

/s/Howard N. Gould	Director	March 16, 2010
Howard Gould

Chairman
/s/Allan C. Kramer, M.D.	Director	March 16, 2010
Allan C. Kramer, M.D.

/s/Robert P. Latta	Director	March 16, 2010
Robert Latta

Vice Chairman
/s/Thomas M. Quigg	Director	March 16, 2010
Thomas M. Quigg

President
Chief Executive Officer
/s/Daniel P. Myers	Director	March 16, 2010
Daniel P. Myers	(Principal Executive Officer)

/s/Barry A. Turkus	Director	March 16, 2010
Barry A. Turkus

Executive Vice President
/s/Thomas A. Sa	Chief Financial Officer	March 16, 2010
Thomas A. Sa	(Principal Financial
and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

(3.1)	Articles of Incorporation of the registrant [incorporated by reference to Exhibit 3(i)(a) to the registrant’s Current Report on Form 8-K dated 10/1/04]

(3.2)	Amendment to the registrant’s Articles of Incorporation dated August 27, 2004 [incorporated by reference to Exhibit 3(i)(b) to the registrant’s Current Report on Form 8-K dated 10/1/04]

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

(3.7)
Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock [incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2008]

(4.1)
Indenture dated as of December 21, 2004 between Bridge Capital Holdings and JP Morgan Chase Bank as Trustee [incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K dated 12/31/04]

(4.2)
Amended and Restated Declaration of trust of Bridge Capital Holdings Trust I dated December 21, 2004 Trustee [incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K dated 12/31/04]

(4.3)	Warrant to Purchase Common Stock dated December 23, 2008 [incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K dated 12/24/08]

(4.4)
Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated as of August 21, 2008, which includes as Exhibit A the form of Certificate of Determination for the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C a Summary of Rights to Purchase Shares of Preferred Stock [incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2008]

(10.1)	Bridge Bank Amended and Restated 2001 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]**

(10.2)	Bridge Bank, National Association Supplemental Executive Retirement Plan [Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]**

(10.3)	Bridge Capital Holdings 2006 Equity Incentive Plan [Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated 04/07/06]

(10.4)
Lease for banking office located at 6601 Koll Center Parkway, City of Pleasanton, County of Alameda, State of California [incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006]

(10.5)
Lease for banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California [Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]

(10.6)	Wire Transfer Service Agreement with BankServ, Inc dated 6/25/02 California [Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]

(10.7)	Performance Incentive Compensation Plan California [Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated 12/31/04]**

(10.8)
Information Technology Services Agreement between Fidelity National Information Services and Bridge Bank, N.A. dated November 17, 2006 and the schedules thereto [incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, Amendment No. 1, filed 02/16/07]

(10.9)
Employment Agreements between Bridge Capital Holdings and Daniel P. Myers, Thomas A. Sa, and Timothy W. Boothe [incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectfully, to the Registrant’s Current Report on Form 8-K filed 02/16/07]**

(10.10)
Form of Restricted Stock Purchase Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated 11/16/06]**

(10.11)
Form of Stock Option Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated 11/16/06]**

(10.12)
Amendment to the Company’s 2001 Stock Option Plan to permit the net exercise of nonstatutory options [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated 11/16/06]**

(10.13)
Lease for Principal Executive Office and full service banking office located at 55 Almaden Boulevard, Suite 200, City of San Jose, County of Santa Clara, State of California [incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K dated 12/31/03]

(10.14)
Lease for additional space (fourth floor) at the Principal Executive Office located at 55 Almaden Boulevard, Suite 200, City of San Jose, County of Santa Clara, State of California [incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K dated 12/31/06]

(10.15)
Amendment to lease for banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California [incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated 12/31/07]

(10.16)
Stock Purchase Agreement dated December 4, 2008 between the Company and Carpenter Fund Manager GP, LLC on behalf of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated 12/05/08]

(10.17)
Amendment No. 1 to Stock Purchase Agreement dated December 17, 2008 between the Company and Carpenter Fund Manager GP, LLC on behalf of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. [incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated 12/19/08]

(10.18)
Management Rights Letter dated as of December 17, 2008 by and between the Company and Carpenter Fund Manager GP, LLC. [incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated 12/19/08]

(10.19)
Registration Rights Agreement dated as of December 17, 2008 by and between the Company and Carpenter Fund Manager GP, LLC on behalf of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. [incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated 12/19/08]

(10.20)
Form of Voting Agreement by and between each of the Company’s directors and Carpenter Fund Manager GP, LLC. [incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K dated 12/19/08]

(10.21)
Letter Agreement, dated as of December 23, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury [incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated 12/24/08]

(10.22)
Additional Letter Agreement, dated as of December 23, 2008, between the Company and the United States Department of the Treasury [incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated 12/24/08]

(10.23)	Form of Consent, executed by each of Daniel P. Myers, Thomas A. Sa, and Timothy W. Boothe [incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated 12/24/08] **

(10.24)	Form of Waiver, executed by each of Daniel P. Myers, Thomas A. Sa, and Timothy W. Boothe [incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated 12/24/08] **

(21)	Subsidiaries

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(99.1)	Fiscal Year Certification under Troubled Assets Relief Program executed by Daniel P. Myers

(99.2)	Fiscal Year Certification under Troubled Assets Relief Program executed by Thomas A. Sa

    **Management contract or compensatory plan or arrangement