Form 10-Q
period 2010-03-31
Bridge Capital Holdings
filed 2010-05-12
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2010

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
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The number of shares of Common Stock outstanding as of April 30, 2010:  10,823,453

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$10,273	$14,893
Federal funds sold	114,790	104,260
Total cash and equivalents	125,063	119,153

Interest bearing deposits in other banks	8,053	9,980
Investment securities available for sale	107,317	105,005
Loans, net of allowance for credit losses of $16,155 at
March 31, 2010 and $16,012 at December 31, 2009	568,093	558,977
Premises and equipment, net	3,314	3,566
Other real estate owned	6,626	6,509
Accrued interest receivable	3,055	2,829
Other assets	37,250	38,048
Total assets	$858,771	$844,067

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$356,787	$333,171
Demand interest-bearing	6,019	4,830
Savings	289,984	275,850
Time	65,834	91,195
Total deposits	718,624	705,046

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	112	121
Other liabilities	12,015	12,059
Total liabilities	748,278	734,753

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized;
23,864 shares issued and outstanding at March 31, 2010 and	23,864	53,864
323,864 shares issued and outstanding at December 31, 2009
Common stock, no par value; 30,000,000 shares authorized;
10,823,453 shares issued and outstanding at March 31, 2010;
7,098,164 shares issued and outstanding at December 31, 2009;	68,900	37,293
Additional paid in capital	3,841	3,626
Retained earnings	14,453	15,148
Accumulated other comprehensive (loss) income	(565)	(617)
Total shareholders' equity	110,493	109,314
Total liabilities and shareholders' equity	$858,771	$844,067

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three months ended
	March 31,
	2010	2009
INTEREST INCOME:
Loans	$10,106	$11,774
Federal funds sold	59	112
Investment securities available for sale	547	-
Interest bearing deposits in other banks	45	74
Total interest income	10,757	11,960

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	2	1
Money market and savings	358	782
Certificates of deposit	281	1,048
Other	241	479
Total interest expense	882	2,310

Net interest income	9,875	9,650
Provision for credit losses	1,250	3,650
Net interest income after provision
for credit losses	8,625	6,000

NON-INTEREST INCOME:
Service charges on deposit accounts	545	420
International fee income	428	399
Gain on sale of SBA loans	-	104
Other non interest income	653	3,081
Total non-interest income	1,626	4,004

OPERATING EXPENSES:
Salaries and benefits	5,284	5,567
Premises and fixed assets	1,052	1,114
Other	3,317	2,782
Total operating expenses	9,653	9,463

Income before income taxes	598	541
Income taxes	233	208
Net income	$365	$333

Preferred dividends	1,060	1,017
Net loss available to common shareholders	(695)	(684)

Basic loss per share	$(0.11)	$(0.10)
Diluted loss per share	$(0.11)	$(0.10)
Average common shares outstanding	6,576,923	6,571,479
Average common and equivalent
shares outstanding	6,576,923	6,571,479

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$365	$333
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	1,250	3,650
Depreciation and amortization	672	411
Stock based compensation	345	367
Loans originated for sale	(6,592)	(1,928)
Proceeds from loan sales	-	5,830
Gain on sale of securities	164	-
Decrease in accrued interest receivable
and other assets	902	1,317
Decrease in accrued interest payable
and other liabilities	(1,679)	(1,285)
Net cash (used in) provided by operating activities	(4,573)	8,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(36,437)	-
Proceeds from sale of securities available for sale	21,142	-
Proceeds from maturity of securities available for sale	13,060	-
Proceeds from the sale of other real estate owned	3,697	-
Net (increase) decrease in loans	(7,588)	32,715
Net decrease (increase) in interest bearing deposits in other banks	1,927	(9,271)
Purchase of fixed assets	(116)	(121)
Net cash (used in) provided by investing activities	(4,315)	23,323

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	13,578	(44,147)
(Decrease) in other borrowings	-	(20,000)
Common stock issued	31,477	-
Conversion of preferred stock	(30,000)	-
Payment of cash dividends	(257)	-
Preferred stock issuance costs	-	(100)
Net cash provided by (used in) financing activities	14,798	(64,247)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	5,910	(32,229)
Cash and equivalents at beginning of period	119,153	217,946
Cash and equivalents at end of period	$125,063	$185,717

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$630	$1,792
Cash paid for income taxes	$88	$-

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$3,814	$2,530

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters ended March 31, 2010 and 2009 are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2009 is derived from the audited financial statements; however, it does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company.  This ASU became effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 which added disclosure requirements about significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  See Note 8 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company has recorded an incremental $345,000 ($262,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2010 as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2010.   As of March 31, 2010, $3.3 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.4 years.

Stock-based compensation reduced basic earnings per share by $0.04 and $0.04 and diluted earnings per share by $0.05 and $0.04 for the three months ended March 31, 2010 and 2009, respectively.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive loss totaling $(565,000), net of tax, as of March 31, 2010 and a cumulative other comprehensive loss totaling $(617,000), net of tax, as of December 31, 2009.

	Three months ended
(dollars in thousands)	March 31,
	2010	2009

Net income	$365	$333

Other comprehensive earnings-
Net unrealized gains (losses) on securities available for sale	327	-
Net unrealized gains (losses) on supplemental executive retirement plan	7	13
Net unrealized gains (losses) on cash flow hedges	(282)	(1,763)

Total comprehensive income (loss)	$417	$(1,417)

Segment Information

The Company has adopted accounting guidance issued by the FASB that requires certain information about the operating segments of the Company.  The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environment in which it operates to help users of financial statements better understand its performance, better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole.  The Company has determined that it has one segment, general commercial banking, and therefore, it is appropriate to aggregate the Company’s operations into a single operating segment.

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

2.           Earnings Per Share

Basic net earnings per share is computed by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net earnings per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and vesting of restricted stock.  Common stock equivalents are included in the diluted net earnings per share calculation to the extent these shares are dilutive.  A reconciliation of the numerator and denominator used in the calculation of basic and diluted net earnings per share available to common shareholders is as follows:

	Three months ended
(dollars in thousands, except per share amounts)	March 31,
	2010	2009

Net income	$365	$333
Less: dividends on preferred shares	(1,060)	(1,017)
Net income (loss) available to common shareholders	(695)	(684)

Weighted average shares used in computing basic earnings (loss) per share	6,576,923	6,571,479
Diluted potential common shares related to stock options, restricted stock, and preferred stock	-	-
Total average common shares and equivalents	6,576,923	6,571,479

Basic earnings (loss) per share	$(0.11)	$(0.10)
Diluted earnings (loss) per share	$(0.11)	$(0.10)

3.           Securities

The amortized cost and approximate fair values of securities at March 31, 2010 and December 31, 2009 are as follows:

(dollars in thousands)	As of March 31, 2010
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government agencies	$76,684	$201	$(69)	$76,816
Mortgage backed securities	15,423	108	(9)	15,522
Collateralized mortgage obligations	11,979	74	(16)	12,037
Corporate bonds	2,942	-	-	2,942
Total securities available for sale	107,028	383	(94)	107,317
Total investment securities	$107,028	$383	$(94)	$107,317

	As of December 31, 2009
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government agency notes	$80,324	$259	$(306)	$80,277
Mortgage backed securities	19,938	8	(86)	19,860
Collateralized mortgage obligations	4,998	-	(130)	4,868
Corporate bonds	-	-	-	-
Total securities available for sale	105,260	267	(522)	105,005
Total investment securities	$105,260	$267	$(522)	$105,005

The scheduled maturities of securities available for sale at March 31, 2010 and December 31, 2009 were as follows:

(dollars in thousands)	March 31, 2010
	Amortized	Fair
	Cost	Value

Due in one year or less	$12,301	$12,353
Due after one year through five years	82,223	82,344
Due after five years through ten years	-	-
Due after ten years	12,504	12,620
Total securities available for sale	107,028	107,317
Total investment securities	$107,028	$107,317

	December 31, 2009
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	101,964	101,710
Due after five years through ten years	3,296	3,295
Due after ten years	-	-
Total securities available for sale	105,260	105,005
Total investment securities	$105,260	$105,005

As of March 31, 2010 and December 31, 2009, no investment securities were pledged as collateral.   As of March 31, 2010 there was $(94,000) in unrealized losses attributable to securities maturing in greater that 12 months.  As of December 31, 2009 there were no unrealized losses attributable to securities maturing in greater than 12 months.

4.           Loans

The balances in the various loan categories are as follows as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(dollars in thousands)	2010	2009

Commercial	$243,672	$253,776
Real estate construction	34,330	20,601
Land loans	12,245	12,763
Real estate other	145,959	149,617
Factoring and asset based lending	88,127	66,660
SBA	56,037	67,629
Other	5,396	5,395
Total gross loans	585,766	576,441
Unearned fee income	(1,518)	(1,452)
Total loan portfolio	584,248	574,989
Less allowance for credit losses	(16,155)	(16,012)
Loans, net	$568,093	$558,977

5.           Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at March 31, 2010 and December 31, 2009 are comprised of the following:

(dollars in thousands)	March 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Leasehold improvements	$5,406	$(3,018)	$2,388
Furniture and fixtures	1,067	(885)	182
Capitalized software	3,101	(2,673)	428
Equipment	2,261	(1,945)	316
Construction in process	-	-	-
Totals	$11,835	$(8,521)	$3,314

	December 31, 2009
		Accumulated	Net book
	Cost	Depreciation	Value

Leasehold improvements	$5,398	$(2,854)	$2,544
Furniture and fixtures	1,059	(863)	196
Capitalized software	3,089	(2,560)	529
Equipment	2,166	(1,869)	297
Construction in process	-	-	-
Totals	$11,712	$(8,146)	$3,566

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

Other Borrowings

There were no other borrowings at March 31, 2010 and December 31, 2009.

As of March 31, 2010, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $127.0 million for which the Company had collateral in place to borrow $45.0 million.  As of March 31, 2010, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million.  At March 31, 2010, there were no balances outstanding on these lines.

7.           Stock-Based Compensation

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

The weighted average assumptions used for the three month periods ended March 31, 2010 and 2009 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended March 31,
	2010	2009

Expected life	75 months	75 months

Stock volatility	45.00%	28.00%

Risk free interest rate	2.69%	2.00%

Dividend yield	0.00%	0.00%

Fair value per share	$3.35	$1.58

8.           Fair Value of Financial Instruments

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of March 31, 2010
	Total	Level 1	Level 2	Level 3

Securities available for sale	$107,317	$-	$107,317	$-
Cash flow hedge	(1,145)	-	(1,145)	-
Warrant portfolio	742	-	-	742

Total	$106,914	$-	$106,172	$742

(dollars in thousands)	As of December 31, 2009
	Total	Level 1	Level 2	Level 3

Securities available for sale	$105,005	$-	$105,005	$-
Cash flow hedge	(776)	-	(776)	-
Warrant portfolio	729	-	-	729

Total	$104,958	$-	$104,229	$729

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended March 31, 2010.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009 included impaired loans of $13.2 million and $17.0 million, respectively and other real estate owned of $6.6 million and $6.5 million, respectively.  The Company charged-off $2.1 million during the quarter ended March 31, 2010 as a result of impaired loans.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at March 31, 2010 and December 31, 2009.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits (see Note 3 for information regarding securities).

(dollars in thousands)	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$10,273	$10,723	$14,893	$14,893
Federal funds sold	114,790	114,790	104,260	104,260
Interest bearing deposits in other banks	8,053	8,036	9,980	9,954
Investments securities	107,317	107,317	105,005	105,005
Loans and leases, gross	584,248	598,606	574,989	589,748
Bank owned life insurance	10,098	10,098	10,001	10,001
Cash flow hedge	(1,145)	(1,145)	(776)	(776)

Financial liabilities:
Deposits	718,624	716,802	705,046	703,362
Trust preferred securities	17,527	18,166	17,527	8,058
Other borrowings	-	-	-	-

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of March 31, 2010 and December 31, 2009.  The Company did not have any derivative instruments that were assets as of March 31, 2010 and December 31, 2009.

(dollars in thousands)
		Fair Value
Derivatives Designated as Hedging	Balance Sheet	March 31,	December 31,
Instruments Under SFAS 133	Location	2010	2009

Interest rate contracts	Other liabilities	$1,145	$776

Total hedged derivatives		$1,145	$776

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of March 31, 2010, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010 such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended March 31, 2010 and March 31, 2009, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(368,000) and $99,000, respectively.  During the three months ended March 31, 2010 and March 31, 2009, $57,000 and $180,000, respectively was reclassified into earnings related to the effective portion of cash flow hedges.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three months ended March 31, 2010 and 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $222,000 will be reclassified as an increase to interest income and $450,000 will be reclassified as an increase to interest expense.  During the three months ended March 31, 2010 and 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions related to certain terminated interest rate swaps becoming probable not to occur.  The accelerated amounts for the three months ended March 31, 2010 and 2009 were a gain of $21,000 and $2.8 million, respectively.

The tables below presents the effect of the Company’s derivative financial instruments, interest rate contracts, on the income statement for the three months ended March 31, 2010 and 2009.

	Interest Income		Non-Interest Income		Total Income
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009	2010	2009

Amount of gain reclassified from AOCI into income - effective portion	$57	$180	$21	$2,759	$78	$2,939

Amount of gain recognized in income on derivative - ineffective portion and amount excluded from effectiveness testing	-	-	-	-	-	-

Total derivative income	$57	$180	$21	$2,759	$78	$2,939

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

As of March 31, 2010 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.1 million. As of March 31, 2010, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.0 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2010, it would have been required to settle its obligations under the agreements at the termination value.

10.         Preferred Stock

On November 13, 2008, the United States Treasury Department (the Treasury) approved the Company’s participation in the TARP Capital Purchase Program, subject to the Company raising additional equity in an amount satisfactory to Treasury.  On December 4, 2008, investors agreed to purchase $30 million of the Company’s Series B and B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock in a private placement, subject to the Treasury approving the Company’s participation in the TARP Capital Purchase Program and its ability to satisfy all legal requirements for selling equity securities to the Treasury under the program.  Based on discussions with the Treasury representatives, the Company understood that raising $30 million would satisfy the requirement that we raise additional equity.  The Company sold $30 million of our Series B and B-1 Preferred Stock in a private placement on December 17, 2008 and subsequently sold $23.9 million in TARP securities to the Treasury on December 23, 2008.  In addition the Company issued a warrant to the Treasury to purchase up to 396,412 shares of the Company’s common stock.  On March 31, 2010, the $30 million of Series B and B-1 Preferred Stock was converted to common stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” for additional preferred and common stock discussion.

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At March 31, 2010 and December 31, 2009, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters ended March 31, 2010 and 2009.

(dollars in thousands, except per share data)	Three months ended
	March 31,
Statement of Operations Data:	2010	2009

Interest income	$10,757	$11,960
Interest expense	882	2,310
Net interest income	9,875	9,650
Provision for credit losses	1,250	3,650
Net interest income after provision
for credit losses	8,625	6,000
Other income	1,626	4,004
Other expenses	9,653	9,463
Income before income taxes	598	541
Income taxes	233	208
Net income	$365	$333
Preferred dividends	1,060	1,017
Net income (loss) available to common shareholders	$(695)	$(684)

Per Share Data:
Basic earnings (loss) per share	$(0.11)	$(0.10)
Diluted earnings (loss) per share	(0.11)	(0.10)
Shareholders' equity per share	8.00	8.18
Cash dividend per common share	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$858,771	$881,591
Loans, net	568,093	636,601
Deposits	718,625	733,098
Shareholders' equity	110,493	110,323

Average balance sheet amounts:
Assets	$843,770	$905,993
Loans, net	553,386	659,469
Deposits	702,621	739,289
Shareholders' equity	109,754	112,670

Selected Ratios:
Return on average assets	0.18%	0.15%
Return on average equity	1.35%	1.20%
Efficiency ratio	83.93%	69.31%
Risk based capital ratio	19.23%	18.15%
Net chargeoffs to average gross loans	0.19%	0.62%
Allowance for loan losses to total loans	2.76%	2.77%
Average equity to average assets	13.01%	12.44%

Summary of Financial Results – Quarter ended March 31, 2010

The Company reported net operating income of $365,000 for the three months ended March 31, 2010 representing an increase of $32,000, or 9.6%, compared to net operating income of $333,000 for the same period one year ago. Net income available to common shareholders was reduced by preferred dividends of $1.1 million and $1.0 million during the first quarter of 2010 and 2009, respectively, resulting in a loss per diluted share of $(0.11) and $(0.10), respectively.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	March 31,		Increase
(dollars in thousands)	2010	2009	(Decrease)

Interest income	$10,757	$11,960	$(1,203)
Interest expense	882	2,310	(1,428)

Net interest income	9,875	9,650	225
Provision for credit losses	1,250	3,650	(2,400)

Net interest income after provision
for credit losses	8,625	6,000	2,625
Other income	1,626	4,004	(2,378)
Other expenses	9,653	9,463	190
Income before income taxes	598	541	57

Income taxes	233	208	25
Net income	$365	$333	$32

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended March 31, 2010 was $9.9 million, which was comprised of $10.8 million in interest income and $882,000 in interest expense. Net interest income for the quarter ended March 31, 2009 was $9.7 million, which was comprised of $12.0 million in interest income and $2.3 million in interest expense.  Net interest income for the quarter ended March 31, 2010 represented an increase of $225,000 or 2.3% from the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended March 31, 2010 average earning assets of $793.3 million represented a decrease of $73,000, or 8.4%, compared to $866.0 million for the same period in 2009.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 81.27% during the quarter ended March 31, 2010, which represented a decrease compared to an average of 91.89% for the same quarter of 2009 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the quarter ended March 31, 2010 and March 31, 2009.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended March 31, 2010 was 5.05% compared to 4.52% in the same period one year earlier.  The increase in net interest margin from 2009 to 2010 was primarily a result of the decrease in short term interest rates resulting in decreased cost of funds, decreased levels of nonperforming assets, and increased balance sheet leverage.  The negative impact on the Company’s net interest margin from the reversal of foregone interest on nonperforming loans was 13 basis points in the first quarter of 2010 compared to 25 basis points for the same period in 2009.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended March 31, 2010 and 2009.

	Three months ended March 31,
(dollars in thousands)	2010			2009
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$571,049	7.2%	$10,106	$679,356	7.0%	$11,774
Federal funds sold	101,928	0.2%	59	174,482	0.3%	112
Investment securities	111,235	2.0%	547	-	0.0%	-
Other	9,056	2.0%	45	12,117	2.5%	74
Total interest earning assets	793,268	5.5%	10,757	865,955	5.6%	11,960

Noninterest-earning assets:
Cash and due from banks	16,495			16,776
All other assets (3)	34,007			23,262
TOTAL	$843,770			$905,993

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$6,058	0.1%	$2	$4,326	0.1%	$1
Savings	274,861	0.5%	358	315,636	1.0%	782
Time	75,335	1.5%	281	135,779	3.1%	1,048
Other	17,749	5.5%	241	43,638	4.5%	479
Total interest bearing liabilities	374,003	1.0%	882	499,379	1.9%	2,310

Noninterest-bearing liabilities:
Demand deposits	346,367			283,549
Accrued expenses and
other liabilities	13,646			10,395
Shareholders' equity	109,754			112,670
TOTAL	$843,770			$905,993

Net interest income and margin		5.0%	$9,875		4.5%	$9,650

(1)	Loan fee amortization of $897,000 and $1.2 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $16.2 million and $18.4 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2010 and 2009.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Three months ended March 31,
	2010 vs. 2009
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$(1,917)	$249	$(1,668)
Federal funds sold	(42)	(11)	(53)
Investment securities	547	-	547
Other	(15)	(14)	(29)
Total interest income	(1,427)	224	(1,203)

Interest expense:
Demand	1	0	1
Savings	(53)	(371)	(424)
Time	(225)	(542)	(767)
Other	(352)	114	(238)
Total interest expense	(630)	(798)	(1,428)

Change in net interest income	$(797)	$1,023	$225

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

Interest Income

Interest income of $10.8 million in the quarter ended March 31, 2010 represented a decrease of $1.2 million, or 10.1%, from $12.0 million in the same quarter one year earlier.  The average yield on earning assets was 5.50% for the quarter ended March 31, 2010 and 5.60% for the quarter ended March 31, 2009.  The decrease in interest income was primarily due to a decrease in loan balances.

Average gross loans were $571.0 million for three months ended March 31, 2010, a decrease of $108.3 million or 15.9% from $679.4 million for the same period one year earlier.  Average loans comprised 72.0% of average earning assets in the three months ended March 31, 2010 compared to 78.5% in the first quarter of 2009.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $222.2 million for the quarter ended March 31, 2010, an increase of $35.6 million or 19.1% from $186.6 million for the three months ended March 31, 2009.

Interest Expense

Interest expense was $882,000 for the quarter ended March 31, 2010, which represented a decrease of $1.4 million, or 61.8% from $2.3 million for the comparable period of 2009.  The decrease in interest expense reflects lower interest rates paid on liabilities as well as a lower balance of interest-bearing liabilities in the first quarter of 2010 compared to the same period in 2009.  Average interest-bearing liabilities were $374.0 million for the three months ended March 31, 2010, a decrease of $125.4 million, or 25.1%, from $499.4 million for the same period one year earlier.

Average interest bearing deposits were $356.3 million for the quarter ended March 31, 2010, which represented 50.7% of total average deposits and was a decrease of $99.5 million, or 21.8%, from $455.7 million representing 61.7% of total average deposits in the first quarter of 2009.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $17.7 million and $43.6 million in the three months ended March 31, 2010 and 2009, respectively.

The average rate paid on interest-bearing liabilities of 0.96% in the quarter ended March 31, 2010 compared to 1.88% in the first quarter of 2009.

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

The Company provided $1.3 million to the allowance for credit losses for the three months ended March 31, 2010, compared to $3.7 million for the same period in 2009.

The Company’s loan charge-offs totaled $2.1 million during the first quarter ended March 31, 2010, compared to $4.3 million for the same period one year earlier.  The Company recognized $944,000 and $285,000 in loan recoveries for the three months ended March 31, 2010 and 2009, respectively.

The following schedule provides an analysis of the allowance for credit losses for the quarter ended March 31, 2010 and 2009, respectively:

	Three months ended
(dollars in thousands)	March 31,
	2010	2009

Balance, beginning of period	$16,012	$18,554
Provision for credit losses	1,250	3,650
Charge-offs	(2,051)	(4,334)
Recoveries	944	285
Balance, end of period	$16,155	$18,155

The decrease in the allowance for loan losses of $2.0 million from $18.2 million at March 31, 2009 to $16.2 million at March 31, 2010 is primarily attributable to (1) a decrease in nonperforming loans; (2) a decrease in total gross loans; and (3) a decrease in unidentified probable, estimable losses due to proactive loss recognition in the earlier periods of the fiscal year.

Based on an evaluation of the individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending March 31, 2010 and December 31, 2009:

(dollars in thousands)	March 31, 2010		December 31, 2009
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
	Amount	gross loans	Amount	gross loans

Commercial	$5,994	1.1%	$6,313	1.1%
Real estate construction	1,541	0.3%	1,376	0.2%
Land loans	753	0.1%	764	0.1%
Real estate other	5,244	0.9%	5,173	0.9%
SBA	1,229	0.2%	1,175	0.2%
Factoring/ABL	1,242	0.2%	1,061	0.2%
Other	152	0.0%	150	0.0%
	$16,155	2.8%	$16,012	2.8%

Beginning in the second quarter of 2009, deterioration in economic conditions within the Company's market area and, as applicable, the State of California and/or national macroeconomic conditions resulted in increased stress to the loan portfolio, specifically construction and land development loans outside of the Company’s primary market of Santa Clara County and contiguous portions of San Mateo and Alameda counties.

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

At March 31, 2010, the Company’s land development portfolio was reduced to $12.2 million with just $6.4 million remaining exposure outside of the primary market area.  Further, over 50% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at March 31, 2010 were $34.3 million with $6.3 million remaining on projects outside of the primary market area.  In addition, at that date $20.7 million, or 60.4%, were loans to finance commercial projects and $13.6 million, or 19.9% were loans to finance residential projects of five or more units.

The aggressive management of credits in this category has resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This has resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Non performing loans at March 31, 2010, on average, have been reduced by approximately 32% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.

In response to the elevated level of charge-offs, migration of construction and land portfolios, and general deterioration in economic conditions the Company also increased provisions for potential loans losses and built the reserve to approximately 2.76% of total loans.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 122.23% at March 31, 2010.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analysis.

At March 31, 2010 nonperforming assets represented 2.31% of total assets, compared to 2.79% of total assets on December 31, 2009.  Nonperforming assets have decreased primarily as a result of the sale of OREO properties and the Company’s commitment to aggressively manage credit exposure.  The following summarizes nonperforming assets at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(dollars in thousands)	2010	2009

Loans accounted for on a non-accrual basis	$13,217	$17,009
Other loans with principal or interest contracturally past due 90 days or more	-	-
Nonperforming loans	13,217	17,009
Other real estate owned	6,626	6,509
Nonperforming assets	$19,843	$23,518

The nonperforming assets at March 31, 2010 consisted of loans on nonaccrual or 90 days or more past due totaling $13.2 million, and other real estate owned valued at $6.6 million.  Nonperforming loans at March 31, 2010 were comprised of loans with legal contractual balances totaling approximately $19.4 million reduced by impairment charges of $6.2 million which have been charged against the allowance for credit losses.   As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

The following table sets forth the components of nonperforming loans as of March 31, 2010 (dollars in thousands).

March 31, 2010

Classification	Amount	Collateral

Land	2,413	Lots for retail development in Sacramento County
Land	940	Lots for commercial development in Ventura County
Land	501	Lots for single family homes in Idaho
Land	402	Lots for single family homes in Calaveras County
Land	233	Raw land for recreational use in Calaveras County
	4,489

Construction	3,221	Residential Condos in Santa Clara County
Construction	346	Single family residence in San Mateo County
	3,567

Real estate other	3,051	Commercial office space in San Mateo County
Real estate other	478	Single family residence in Central California
Real estate other	238	Light industrial warehouse space in Santa Clara County
Real estate other	192	Single family residence in San Francisco County
	3,959

Commercial	1,202	Business assets

Total nonperforming loans	$13,217

Included in nonperforming loans at March 31, 2010 are loans totaling $6.9 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of Mach 31, 2010, previously modified loans totaling $12.1 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

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

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, the Company's construction and land loan portfolios, representing approximately 8.0% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(dollars in thousands)	2010		2009
	Amount	Percent	Amount	Percent

Depositor service charges	$545	33.5%	$420	10.5%
Foreign exchange upcharge	428	26.3%	399	10.0%
Gain on sale of securities	164	10.1%	-	0.0%
SBA loan servicing income	107	6.6%	98	2.4%
Increase in value of life insurance	97	6.0%	109	2.7%
Other income-cash flow hedge	21	1.3%	2,759	68.9%
Gain on sale of SBA loans	-	0.0%	104	2.6%
Other operating income	264	16.2%	115	2.9%

	$1,626	100.0%	$4,004	100.0%

Non-interest income totaled $1.6 million in the first quarter of 2010, a decrease of $2.4 million or 59.4% from $4.0 million in the first quarter of 2009.  Non-interest income generally consists primarily of service charge income on deposit accounts, foreign exchange income, gains recognized on sales of SBA loans, and SBA loan servicing income.  However, the decrease in non-interest income during the quarter ending March 31, 2010 was primarily attributable to a decrease in cash flow hedge of $2.8 million.

For the quarter ended March 31, 2010 service charge income on deposit accounts was $545,000, representing an increase of $125,000, or 29.8%, compared to $420,000 for the same period one year ago.  The increase is attributable to an increase in deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first quarter of 2010, the Company recognized $428,000 in international fee income, representing an increase of $29,000, or 7.3%, compared to $399,000 for the same period one year ago. The increase was primarily caused by an increase in client demand for international services as a result of the current economic environment.

Revenue from sales of SBA loans is dependant on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  There were no gains recognized on sales of SBA loans during the quarter ended March 31, 2010 which represented a decrease of $104,000 or 100.0% compared to the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
(dollars in thousands)	2010		2009
	Amount	Percent	Amount	Percent

Salaries and benefits	$5,284	2.7%	$5,567	2.8%
Occupancy	841	0.4%	865	0.4%
Data processing	718	0.4%	580	0.3%
Marketing/Advertising	236	0.1%	283	0.1%
Deposit services	203	0.1%	250	0.1%
Legal and professional	642	0.3%	301	0.2%
Furniture and equipment	211	0.1%	249	0.1%
Other	1,518	0.8%	1,368	0.7%

	$9,653	4.9%	$9,463	4.8%

Operating expenses were $9.7 million for the three months ended March 31, 2010, an increase of $190,000 or 2.0% from $9.5 million at March 31, 2009.   As a percentage of average earning assets, other expenses for the three months ended March 31, 2010 and 2009 were 4.9% and 4.8%, respectively, on an annualized basis. In 2010, operating expenses were comprised primarily of salaries and benefits of $5.3 million, which compared to $5.6 million in 2009.  At March 31, 2010, the Company employed 162 full-time equivalents (FTE) compared to 168 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $345,000 and $367,000 to recognize compensation related to stock-based awards in the first quarter of 2010 and 2009, respectively.

In 2008, the FDIC proposed changes to the deposit insurance assessment system that went into effect in the second quarter of 2009.  These changes were intended to apportion a larger percentage of the increase in deposit assessment to institutions categorized as “riskier” based on the four risk categories defined by the FDIC.  Based upon the Company’s risk profile, it is anticipated that the FDIC assessment for 2010 will be approximately $1.8 million compared to approximately $2.6 million (which included a one-time special assessment of $360,000) for the same period one year earlier.  During the first quarter of 2010, the Company recognized $462,000 of this assessment compared to $156,000 for the same period one year earlier.

Balance Sheet

Total assets of the Company at March 31, 2010 were $858.8 million, an increase of $14.7 million, or 1.7%, as compared to $844.1 million at December 31, 2009.  The increase in total assets was principally due to an increase in federal funds sold and loan balances.

The following table shows the Company’s loans by type and their percentage distribution as of March 31, 2010 and December 31, 2009.

(dollars in thousands)	March 31,	December 31,
	2010	2009

Commercial	$243,672	$253,776
Real estate construction	34,330	20,601
Land loans	12,245	12,763
Real estate other	145,959	149,617
Factoring and asset based lending	88,127	66,660
SBA	56,037	67,629
Other	5,396	5,395
Total gross loans	585,766	576,441
Unearned fee income	(1,518)	(1,452)
Total loans	584,248	574,989
Less allowance for credit losses	(16,155)	(16,012)
Total loans, net	$568,093	$558,977

Commercial	41.6%	44.0%
Real estate construction	5.9%	3.6%
Land loans	2.1%	2.2%
Real estate other	24.9%	26.0%
Factoring and asset based lending	15.0%	11.6%
SBA	9.6%	11.7%
Other	0.9%	0.9%
Total gross loans	100.0%	100.0%

Gross loan balances were $585.8 million at March 31, 2010, which represented an increase of $9.3 million, or 1.6%, as compared to $576.4 million at December 31, 2009. The increase in loans was primarily in factoring and asset based lending, and real estate construction loans.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $243.7 million at March 31, 2010, which represented a decrease of $10.1 million, or 4.0%, compared to $253.8 million at December 31, 2009.  At March 31, 2010, commercial loans comprised 41.6% of total loans outstanding compared to 44.0% at December 31, 2009.

The Company’s construction and land development loan portfolio together totaled approximately $46.6 million as of March 31, 2010 compared to $33.4 million as of December 31, 2009, representing an increase of $13.2 million or 39.6%.  Construction and land development loan balances at March 31, 2010 and December 31, 2009 comprised 8.0% and 5.8%, respectively, of total loans.

Other real estate loans decreased $3.7 million or 2.4% to $146.0 million at March 31, 2010 over $150.0 million at December 31, 2009.  The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans.  Other real estate loans represented 24.9% of total loans at March 31, 2010 compared to 26.0% at December 31, 2009.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At March 31, 2010, factoring/asset- based loans totaled $88.1 million or 15.0% of total loans, representing an increase of $21.5 million or 32.2%, as compared to $66.7 million or 11.6% of total loans at December 31, 2009.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At March 31, 2010, SBA loans comprised $56.0 million, or 9.6%, of total loans, a decrease of $11.6 million, or 17.1%, from $67.6 million at December 31, 2009. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At March 31, 2010 and December 31, 2009, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At March 31, 2010, other loans totaled $5.4 million as compared to $5.4 million at December 31, 2009.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of March 31, 2010 and December 31, 2009.

(dollars in thousands)	March 31,		December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$356,787	49.64%	$333,171	47.26%
Interest-bearing demand	6,019	0.84%	4,830	0.69%
Money market and savings	289,984	40.36%	275,850	39.13%
Certificates of deposit:
Less than $100	32,437	4.51%	29,782	4.22%
$100 and more	33,397	4.65%	61,413	8.71%

Total deposits	$718,624	100.00%	$705,046	100.00%

Deposits increased $13.6 million or 1.9% from $705.0 million at December 31, 2009 to $718.6 million at March 31, 2010. The increase in deposits was primarily in money market and savings accounts.  As of March 31, 2010, demand deposits and core deposits continued to represent 50.5% and 90.8% of total deposits, respectively.

Leverage

Total gross loan balances at March 31, 2010 were $585.8 million.  The resulting loan to deposit ratio was 81.27%.  Other earning assets at March 31, 2010 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $230.2 million. To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

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

On December 17, 2008, the Company completed the private placement sale of 131,901 shares of its Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock and 168,099 shares of its Series B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock, for aggregate consideration of $30 million, which is $100 per share for both series of shares, to a private fund.  The Series B and Series B-1 shares (collectively the “shares”) accrued dividends at a rate of 10% per annum, payable quarterly.

The holders of the Series B  and B-1 preferred shares had voting rights at a rate of 10 votes per share and the ability to convert their shares in to shares of the Company’s common stock at a conversion rate of $10 per share, subject to customary adjustments for splits, dividends and other similar transactions, unless the holders otherwise agreed.

Each Series B and B-1 preferred share was scheduled to automatically convert to common stock after the later of 18 months or such time that shareholder and regulatory approvals, to the extent required for conversion, are received (“Mandatory Conversion Date”).  If the average closing price of the Company’s common stock did not equal or exceed $10 per share over the 20 consecutive trading days immediately prior to the Mandatory Conversion Date (the Current Market Price Condition), such date would be extended for successive six-month periods until the Current Market Price Condition is met.

The Company had the ability to force conversion of the shares into common stock on or after January 15, 2010 through September 30, 2010, if (a) the Company fully paid the accrued dividends and prepaid the dividends that would have accrued up through September 30, 2010, (b) the Company’s shareholders had approved the conversion and (c) the Current Market Price condition was met.  Subsequent to September 30, 2010, the Company could force conversion of the shares into common stock if the above three conditions are met, with the only exception being the necessity to pay all dividends accrued through the date of conversion as opposed to prepaying any such amount.

On March 31, 2010, the Company strengthened its capital position with the completion of an early conversion of the Series B and B-1 preferred shares.  As a result of the conversion, the Company issued a total of 3,710,289 shares of its common stock and convertible promissory notes in the aggregate principal amount of $789,860.75 (the “Notes”) upon conversion of the 131,901 shares of the Company’s Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock and 168,099 Series B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock and as payment of all accrued but unpaid dividends thereon through March 31, 2010 pursuant to an agreement dated as of March 23, 2010.  The effective conversion price of the Series B and B-1 Preferred was $8.46 per share, which was the closing price of the common stock reported on the Nasdaq Global Select Market on the date of the agreement.

As result of the conversion, there are no shares of Series B and B-1 Preferred outstanding, 10,823,453 shares of common stock outstanding and 93,364 shares of common stock issuable upon conversion of the Notes.

The principal amount of the Notes accrues interest at the rate of 10% per annum and is convertible to common stock at the price of $8.46 per share.  Unless converted earlier, the Notes become due on the earlier of March 31, 2011 or a change of control of the Company.  The Company may prepay the Notes on or after August 31, 2010.

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

The Company’s Tier 1 capital at March 31, 2010 was $128.0 million, which was comprised of preferred equity up to the allowable limit of $23.9 million, $72.7 million of capital stock and surplus, $14.4 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at March 31, 2010 and December 31, 2009 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of March 31,		As of December 31,
(dollars in thousands)	2010		2009
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$127,998	17.96%	$106,489	15.26%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$42,754	6.00%	$41,861	6.00%

Total Capital	$136,985	19.23%	$135,678	19.45%
(to Risk Weighted Assets)
Total capital minimum requirement	$71,256	10.00%	$69,768	10.00%

Company Leverage
Tier 1 Capital	$127,998	15.17%	$106,489	12.53%
(to Average Assets)
Tier 1 capital minimum requirement	$42,189	5.00%	$42,494	5.00%

Bank Capital Ratios
Tier 1 Capital	$111,566	15.69%	$110,517	15.85%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$42,669	6.00%	$41,837	6.00%

Total Capital	$120,545	16.95%	$119,323	17.11%
(to Risk Weighted Assets)
Total capital minimum requirement	$71,116	10.00%	$69,728	10.00%

Bank Leverage
Tier 1 Capital	$111,566	13.23%	$110,517	13.01%
(to Average Assets)
Tier 1 capital minimum requirement	$42,149	5.00%	$42,459	5.00%

The Company and the Bank were considered well capitalized at March 31, 2010.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.   At March 31, 2010 and December 31, 2009, liquid assets as a percentage of deposits were 33.5% and 33.2%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $25.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At March 31, 2010, there were no balances outstanding on these lines.  Additionally, as of March 31, 2010, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $127.0 million for which the Company had collateral in place to borrow $45.0 million.  As of March 31, 2010, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at March 31, 2010, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of March 31, 2010
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$114,790	$-	$-	$-	$-	$114,790
Interest bearing deposits in
other banks	2,695	1,895	1,503	1,960	-	8,053
Investment securities	-	-	12,353	82,344	12,620	107,317
Loans	169,994	43,681	95,161	131,686	145,244	585,766
Total earning assets	$287,479	$45,576	$109,017	$215,990	$157,864	$815,926

Interest checking, money
market and savings	312,623	-	-	-	-	312,623
Certificates of deposit:
Less than $100,000	6,586	4,144	6,907	1,819	-	19,456
$100,000 or more	24,010	9,714	9,607	3,048	-	46,379
Total interest-bearing liabilities	$343,219	$13,858	$16,514	$4,867	$-	$378,458

Interest rate gap	$(55,740)	$31,718	$92,503	$211,123	$157,864	$437,468
Cumulative interest rate gap	$(55,740)	$(24,022)	$68,481	$279,604	$437,468

Interest rate gap ratio	(0.19)	0.70	0.85	0.98	1.00
Cumulative interest rate gap ratio	(0.19)	(0.07)	0.15	0.42	0.54

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at March 31, 2010 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at March 31, 2010 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at March 31, 2010 and December 31, 2009. At March 31, 2010, approximately 76.3% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of March 31, 2010
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$243,672	$133,900	$86,343	$23,429
SBA	56,037	2,503	394	53,140
Real estate construction	34,330	16,615	13,656	4,059
Land loans	12,245	9,033	1,020	2,192
Real estate-other	145,959	29,451	36,608	79,900
Factoring / Asset-Based Lending	88,127	81,861	6,266	-
Other	5,396	4,473	923	-
Total loans	$585,766	$277,836	$145,210	$162,720

	As of December 31, 2009
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$253,776	$143,154	$86,671	$23,951
Real estate construction	20,601	19,302		1,299
Real estate land	12,763	9,519	1,038	2,206
Real estate other	149,617	22,217	46,696	80,704
Factoring and asset based lending	66,660	61,540	5,120	-
SBA	67,629	3,843	2,304	61,482
Other	5,395	4,567	828	-
Total loans	$576,441	$264,142	$142,657	$169,642

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The definition of “off-balance sheet arrangements” includes any transaction, agreement or other contractual arrangement to which an entity is a party under which we have:

•
Any obligation under a guarantee contract that has the characteristics as defined in accounting guidance related to Guarantor’s Accounting and Disclosure Requirements for Guarantee including Indirect Guarantees of Indebtedness to Others;

•
A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets, such as a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity;

•
Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant’s own stock and classified in stockholders’ equity; or

•
Any obligation, including contingent obligations, arising out of a material variable interest, as defined in accounting guidance, in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of March 31, 2010 those guarantees include the following:

•	Standby Letters of Credit in the amount of $15.3 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

(dollars in thousands)	As of March 31, 2010
	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Long-term contracts	$10,757	$1,630	$3,376	$3,129	$2,622

Operating leases	872	669	203	-	-

Total	$11,629	$2,299	$3,579	$3,129	$2,622

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2010, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.

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

BRIDGE CAPITAL HOLDINGS

Dated: May 12, 2010	By:	/s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2010	By:	/s/ Thomas A. Sa

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