Form 10-Q
period 2010-06-30
Bridge Capital Holdings
filed 2010-08-05
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2010

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
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The number of shares of Common Stock outstanding as of August 1, 2010:  10,942,307

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$20,688	$14,893
Federal funds sold	131,955	104,260
Total cash and equivalents	152,643	119,153

Interest bearing deposits in other banks	5,658	9,980
Investment securities available for sale	125,591	105,005
Loans, net of allowance for credit losses of $15,137 at June 30, 2010 and $16,012 at December 31, 2009	578,955	558,977
Premises and equipment, net	3,018	3,566
Other real estate owned	7,833	6,509
Accrued interest receivable	3,098	2,829
Other assets	38,571	38,048
Total assets	$915,367	$844,067

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$361,980	$333,171
Demand interest-bearing	5,410	4,830
Savings	343,886	275,850
Time	63,108	91,195
Total deposits	774,384	705,046

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	134	121
Other liabilities	11,541	12,059
Total liabilities	803,586	734,753

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized;
23,864 shares issued and outstanding at June 30, 2010 and	23,864	53,864
323,864 shares issued and outstanding at December 31, 2009
Common stock, no par value; 30,000,000 shares authorized;
10,931,577 shares issued and outstanding at June 30, 2010;
7,098,164 shares issued and outstanding at December 31, 2009;	69,847	37,293
Additional paid in capital	4,006	3,626
Retained earnings	14,910	15,148
Accumulated other comprehensive (loss) income	(846)	(617)
Total shareholders' equity	111,781	109,314
Total liabilities and shareholders' equity	$915,367	$844,067

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Loans	$10,298	$11,263	$20,404	$23,037
Federal funds sold	63	82	122	194
Investment securities available for sale	592	29	1,139	29
Interest bearing deposits in other banks	37	102	82	176
Total interest income	10,990	11,476	21,747	23,436

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	2	1	4	2
Money market and savings	316	532	674	1,314
Certificates of deposit	202	904	483	1,952
Other	315	346	556	825
Total interest expense	835	1,783	1,717	4,093

Net interest income	10,155	9,693	20,030	19,343
Provision for credit losses	1,150	4,000	2,400	7,650
Net interest income after provision for credit losses	9,005	5,693	17,630	11,693

NON-INTEREST INCOME:
Service charges on deposit accounts	578	476	1,123	896
International fee income	478	423	906	822
Gain on sale of SBA loans	3	287	3	391
Other non interest income	644	1,140	1,297	4,221
Total non-interest income	1,703	2,326	3,329	6,330

OPERATING EXPENSES:
Salaries and benefits	5,013	5,101	10,297	10,668
Premises and fixed assets	1,017	1,104	2,069	2,218
Other	3,629	3,138	6,946	5,920
Total operating expenses	9,659	9,343	19,312	18,806

Income (loss) before income taxes	1,049	(1,324)	1,647	(783)
Income taxes	294	(482)	527	(274)
Net income (loss)	$755	$(842)	$1,120	$(509)

Preferred dividends	298	1,057	1,358	2,074
Net income (loss) available to common shareholders	457	(1,899)	(238)	(2,583)

Basic income (loss) per share	$0.04	$(0.29)	$(0.03)	$(0.39)
Diluted income (loss) per share	$0.04	$(0.29)	$(0.03)	$(0.39)
Average common shares outstanding	10,300,576	6,571,479	8,449,036	6,571,479
Average common and equivalent shares outstanding	10,790,051	6,571,479	8,449,036	6,571,479

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,120	$(509)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,400	7,650
Depreciation and amortization	1,331	854
Stock based compensation	614	746
Loans originated for sale	(11,329)	(2,163)
Proceeds from loan sales	145	14,193
Gain on sale of securities	164	-
Increase (decrease) in accrued interest receivable and other assets	968	(1,006)
(Decrease) increase in accrued interest payable and other liabilities	(2,871)	3,465
Net cash (used in) provided by operating activities	(7,458)	23,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(73,843)	(32,517)
Proceeds from sale of securities available for sale	21,142	-
Proceeds from maturity of securities available for sale	32,137	-
Proceeds from the sale of other real estate owned	4,820	-
Net (increase) decrease in loans	(17,929)	68,831
Net decrease (increase) in interest bearing deposits in other banks	4,322	(17,237)
Purchase of fixed assets	(153)	(176)
Net cash (used in) provided by investing activities	(29,504)	18,901

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	69,338	(88,125)
(Decrease) in other borrowings	-	(30,000)
Common stock issued	32,349	-
Conversion of preferred stock	(30,000)	-
Payment of cash dividends	(1,206)	(1,057)
Preferred stock issuance costs	(29)	(100)
Net cash provided by (used in) financing activities	70,452	(119,282)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	33,490	(77,151)
Cash and equivalents at beginning of period	119,153	217,946
Cash and equivalents at end of period	$152,643	$140,795

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$1,136	$3,148
Cash paid for income taxes	$954	$16

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$6,735	$2,530

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters and six months ended June 30, 2010 and 2009 are not necessarily indicative of full year results.

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

FASB ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (Topic 310), was issued April 2010 and is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendments in this Update, modification of loans within the pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions.

The provisions of this Update will be applied prospectively with early application permitted. Upon initial adoption of the guidance in this Update, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. The election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.

The Company does not have any pools of loans accounted for in accordance with Subtopic 310-30, and therefore, the adoption of this Update will not have a significant effect on the Company’s financial statements.

FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), was issued July 2010. The guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses.

The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update requires enhanced disclosures and is not expected to have a significant effect on the Company’s financial statements.

Earnings Per Share

Basic net income per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options or warrants and vesting of restricted stock.  Common stock equivalents are included in the diluted net income per share calculation to the extent these shares are dilutive.  See Note 2 to the financial statements for additional information on earnings per share.

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded an incremental $270,000 ($221,000 net of tax) and $615,000 ($483,000 net of tax) of stock-based compensation expense during the three and six months ended June 30, 2010, respectively, and recorded an incremental $379,000 ($305,000 net of tax) and $746,000 ($602,000 net of tax) of stock-based compensation expense during the three and six months ended June 30, 2009, respectively, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2010.   As of June 30, 2010, $3.0 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.3 years.

Stock-based compensation reduced basic earnings per share by $0.03 and $0.05 and diluted earnings per share by $0.02 and $0.05 for the three months ended June 30, 2010 and 2009, respectively.  Stock-based compensation reduced basic earnings per share by $0.07 and $0.09 and diluted earnings per share by $0.07 and $0.09 for the six months ended June 30, 2010 and 2009, respectively.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive loss totaling $(846,000), net of tax, as of June 30, 2010 and a cumulative other comprehensive loss totaling $(617,000), net of tax, as of December 31, 2009.

	Three months ended		Six months ended
(dollars in thousands)	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$755	$(842)	$1,120	$(509)

Other comprehensive earnings (loss) -
Net unrealized gains (losses) on securities available for sale	163	-	490	-
Net unrealized gains (losses) on supplemental executive retirement plan	6	13	13	13
Net unrealized gains (losses) on cash flow hedges	(450)	(1,763)	(732)	(1,763)

Total comprehensive income (loss)	$474	$(2,592)	$891	$(2,259)

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

Basic net earnings per share is computed by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net earnings per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options or warrants and vesting of restricted stock.  Common stock equivalents are included in the diluted net earnings per share calculation to the extent these shares are dilutive.  A reconciliation of the numerator and denominator used in the calculation of basic and diluted net earnings per share available to common shareholders is as follows:

	Three months ended		Six months ended
(dollars in thousands,	June 30,		June 30,
except per share amounts)	2010	2009	2010	2009

Net income (loss)	$755	$(842)	$1,120	$(509)
Less:
Dividends on preferred shares	(298)	(1,057)	(1,358)	(2,074)
Net income (loss) available for common shareholders	457	(1,899)	(238)	(2,583)

Weighted average shares:
Basic common shares	10,300,576	6,571,479	8,449,036	6,571,479
Diluted potential common shares related to stock options, restricted stock, and preferred stock	489,475	-	-	-
Total average common equivalent shares	10,790,051	6,571,479	8,449,036	6,571,479

Basic earnings (loss) per share	$0.04	$(0.29)	$(0.03)	$(0.39)
Diluted earnings (loss) per share	$0.04	$(0.29)	$(0.03)	$(0.39)

3.	Securities

The amortized cost and approximate fair values of securities at June 30, 2010 and December 31, 2009 are as follows:

(dollars in thousands)	As of June 30, 2010
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government agencies	$81,231	$464	$(2)	$81,693
Mortgage backed securities	20,176	203	(8)	20,371
Collateralized mortgage obligations	15,543	8	(37)	15,514
Corporate bonds	8,080	-	(67)	8,013
Total securities available for sale	125,030	675	(114)	125,591
Total investment securities	$125,030	$675	$(114)	$125,591

	As of December 31, 2009
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government agency notes	$80,324	$259	$(306)	$80,277
Mortgage backed securities	19,938	8	(86)	19,860
Collateralized mortgage obligations	4,998	-	(130)	4,868
Corporate bonds	-	-	-	-
Total securities available for sale	105,260	267	(522)	105,005
Total investment securities	$105,260	$267	$(522)	$105,005

The scheduled maturities of securities available for sale at June 30, 2010 and December 31, 2009 were as follows:

(dollars in thousands)	June 30, 2010
	Amortized	Fair
	Cost	Value

Due in one year or less	$23,671	$23,724
Due after one year through five years	84,999	85,465
Due after five years through ten years	1,081	1,087
Due after ten years	15,279	15,315
Total investment securities	$125,030	$125,591

	December 31, 2009
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	101,964	101,710
Due after five years through ten years	3,296	3,295
Due after ten years	-	-
Total investment securities	$105,260	$105,005

As of June 30, 2010 and December 31, 2009, no investment securities were pledged as collateral.   As of June 30, 2010 there was $(64,000) in unrealized losses attributable to securities maturing in greater that 12 months.  As of December 31, 2009 there were no unrealized losses attributable to securities maturing in greater than 12 months.   As of June 20, 2010 and December 31, 2009 no securities had been carried with an unrealized loss for over 12 months.

4.	Loans

The balances in the various loan categories are as follows as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(dollars in thousands)	2010	2009

Commercial	$238,288	$253,776
Real estate construction	37,322	20,601
Land loans	10,202	12,763
Real estate other	144,433	149,617
Factoring and asset based lending	102,774	66,660
SBA	58,198	67,629
Other	4,456	5,395
Total gross loans	595,673	576,441
Unearned fee income	(1,581)	(1,452)
Total loan portfolio	594,092	574,989
Less allowance for credit losses	(15,137)	(16,012)
Loans, net	$578,955	$558,977

5.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at June 30, 2010 and December 31, 2009 are comprised of the following:

(dollars in thousands)	June 30, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Leasehold improvements	$5,412	$(3,181)	$2,231
Furniture and fixtures	1,078	(909)	169
Capitalized software	3,105	(2,767)	338
Equipment	2,285	(2,005)	280
Construction in process	-	-	-
Totals	$11,880	$(8,862)	$3,018

	December 31, 2009
		Accumulated	Net book
	Cost	Depreciation	Value

Leasehold improvements	$5,398	$(2,854)	$2,544
Furniture and fixtures	1,059	(863)	196
Capitalized software	3,089	(2,560)	529
Equipment	2,166	(1,869)	297
Construction in process	-	-	-
Totals	$11,712	$(8,146)	$3,566

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

Other Borrowings

There were no other borrowings at June 30, 2010 and December 31, 2009.

As of June 30, 2010, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $129.0 million for which the Company had collateral in place to borrow $37.0 million.  As of June 30, 2010, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million.  At June 30, 2010, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three month periods ended June 30, 2010 and 2009 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Expected life	75 months	75 months	75 months	75 months

Stock volatility	45.00%	28.00%	45.00%	28.00%

Risk free interest rate	2.33%	2.00%	2.61%	2.00%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share - option awards	$4.43	$-	$3.58	$1.58

8.	Fair Value of Financial Instruments

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of June 30, 2010
	Total	Level 1	Level 2	Level 3

Securities available for sale	125,591	$-	$125,591	$-
Cash flow hedge	(1,801)	-	(1,801)	-
Warrant portfolio	747	-	-	747

Total	$124,537	$-	$123,790	$747

(dollars in thousands)	As of December 31, 2009
	Total	Level 1	Level 2	Level 3

Securities available for sale	$105,005	$-	$105,005	$-
Cash flow hedge	(776)	-	(776)	-
Warrant portfolio	729	-	-	729

Total	$104,958	$-	$104,229	$729

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended June 30, 2010.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009 included impaired loans of $21.9 million and $17.0 million, respectively and other real estate owned of $7.8 million and $6.5 million, respectively.  The Company charged-off $2.5 million and $4.6 million during the quarter and six months ended June 30, 2010, respectively, as a result of impaired loans.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at June 30, 2010 and December 31, 2009.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits (see Note 3 for information regarding securities).

(dollars in thousands)	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$20,688	$20,688	$14,893	$14,893
Federal funds sold	131,955	131,955	104,260	104,260
Interest bearing deposits in other banks	5,658	5,671	9,980	9,954
Investments securities	125,591	125,591	105,005	105,005
Loans and leases, gross	594,092	602,118	574,989	589,748
Bank owned life insurance	10,199	10,199	10,001	10,001
Cash flow hedge	(1,801)	(1,801)	(776)	(776)

Financial liabilities:
Deposits	774,384	772,708	705,046	703,362
Trust preferred securities	17,527	17,909	17,527	8,058
Other borrowings	-	-	-	-

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of June 30, 2010 and December 31, 2009.  The Company did not have any derivative instruments that were assets as of June 30, 2010 and December 31, 2009.

(dollars in thousands)

		Fair Value
Derivatives Designated as Hedging	Balance Sheet	June 30,	December 31,
Instruments Under SFAS 133	Location	2010	2009

Interest rate contracts	Other liabilities	$1,801	$776

Total hedged derivatives		$1,801	$776

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of June 30, 2010, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2010 such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended June 30, 2010 and 2009, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(778,000) and $759,000, respectively.  During the six months ended June 30, 2010 and 2009, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(1.1) million and $858,000, respectively.  During the three months ended June 30, 2010 and 2009, $(48,000) and $172,000, respectively was reclassified into earnings related to the effective portion of cash flow hedges.  During the six months ended June 30, 2010 and 2009, $8,000 and $352,000, respectively was reclassified into earnings related to the effective portion of cash flow hedges.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2010 and 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $128,000 will be reclassified as an increase to interest income and $427,000 will be reclassified as an increase to interest expense.  During the three and six months ended June 30, 2010 and 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions related to certain terminated interest rate swaps becoming probable not to occur.  The accelerated amounts for the three and six months ended June 30, 2010 were gains of $22,000 and $43,000, respectively.  The accelerated amounts for the three and six months ended June 30, 2009 were gains of $161,000 and $2.9 million, respectively.

The tables below presents the effect of the Company’s derivative financial instruments, interest rate contracts, on the income statement for the three and months ended June 30, 2010 and 2009.

(dollars in thousands)	Interest Income		Non-Interest Income		Total Income
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009	2010	2009

Amount of gain reclassified from AOCI into income - effective portion	$(48)	$172	$22	$161	$(26)	$333

Amount of gain recognized in income on derivative - ineffective portion and amount excluded from effectiveness testing	-	-	-	-	-	-

Total derivative income	$(48)	$172	$22	$161	$(26)	$333

	Interest Income		Non-Interest Income		Total Income
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009

Amount of gain reclassified from AOCI into income - effective portion	$8	$352	$43	$2,920	$51	$3,272

Amount of gain recognized in income on derivative - ineffective portion and amount excluded from effectiveness testing	-	-	-	-	-	-

Total derivative income	$8	$352	$43	$2,920	$51	$3,272

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

As of June 30, 2010 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.8 million. As of June 30, 2010, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.6 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2010, it would have been required to settle its obligations under the agreements at the termination value.

10.	Preferred Stock

On November 13, 2008, the United States Treasury Department (the Treasury) approved the Company’s participation in the TARP Capital Purchase Program, subject to the Company raising additional equity in an amount satisfactory to Treasury.  On December 4, 2008, investors agreed to purchase $30 million of the Company’s Series B and B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock in a private placement, subject to the Treasury approving the Company’s participation in the TARP Capital Purchase Program and its ability to satisfy all legal requirements for selling equity securities to the Treasury under the program.  Based on discussions with the Treasury representatives, the Company understood that raising $30 million would satisfy the requirement that we raise additional equity.  The Company sold $30 million of our Series B and B-1 Preferred Stock in a private placement on December 17, 2008 and subsequently sold $23.9 million in TARP securities to the Treasury on December 23, 2008.  In addition the Company issued a warrant to the Treasury to purchase up to 396,412 shares of the Company’s common stock.  On March, 2010, the $30 million of Series B and B-1 Preferred Stock was converted to common stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” for additional preferred and common stock discussion.

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At June 30, 2010 and December 31, 2009, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and six months ended June 30, 2010 and 2009.

(dollars in thousands, except per share data)
	Three months ended		Six months ended
	June 30,		June 30,
Statement of Operations Data:	2010	2009	2010	2009

Interest income	$10,990	$11,476	$21,747	$23,436
Interest expense	835	1,783	1,717	4,093
Net interest income	10,155	9,693	20,030	19,343
Provision for credit losses	1,150	4,000	2,400	7,650
Net interest income after provision
for credit losses	9,005	5,693	17,630	11,693
Other income	1,703	2,326	3,329	6,330
Other expenses	9,659	9,343	19,312	18,806
Income (loss) before income taxes	1,049	(1,324)	1,647	(783)
Income taxes	294	(482)	527	(274)
Net income (loss)	$755	$(842)	$1,120	$(509)
Preferred dividends	298	1,057	1,358	2,074
Net Income (loss) available to
common shareholders	$457	$(1,899)	$(238)	$(2,583)

Per Share Data:
Basic earnings (loss) per share	$0.04	$(0.29)	$(0.03)	$(0.39)
Diluted earnings (loss) per share	0.04	(0.29)	(0.03)	(0.39)
Shareholders' equity per share	8.04	7.91	8.04	7.91
Cash dividend per common share	-	-	-	-

Balance Sheet Data:
Balance sheet totals (period-end):
Assets	$915,367	$829,336
Loans, net	578,955	587,135
Deposits	774,384	689,121
Shareholders' equity	111,781	109,244

Average balance sheet amounts:
Assets	$867,267	$863,314	$855,583	$884,540
Loans, net	561,457	604,494	557,444	651,200
Deposits	725,645	713,311	714,196	726,228
Shareholders' equity	111,272	111,008	110,517	111,835

Selected Ratios:
Return on average assets	0.35%	-0.39%	0.26%	-0.12%
Return on average equity	2.72%	-3.04%	2.04%	-0.92%
Efficiency ratio	81.46%	77.74%	82.67%	73.25%
Risk based capital ratio	18.68%	19.27%
Net chargeoffs to average gross loans	0.37%	0.69%	0.57%	1.26%
Allowance for loan losses to total loans	2.54%	2.96%
Average equity to average assets	12.83%	12.86%	12.92%	12.64%

Summary of Financial Results – Quarter ended June 30, 2010

The Company reported net operating income of $755,000 for the three months ended June 30, 2010 representing an increase of $1.6 million, compared to a net operating loss of $(842,000) for the same period one year ago. Net income available to common shareholders was reduced by preferred dividends of $298,000 and $1.0 million during the second quarter of 2010 and 2009, respectively, resulting in earnings per diluted share of $0.04 and a loss per diluted share of $(0.29), respectively.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended June 30,		Increase
(dollars in thousands)	2010	2009	(Decrease)

Interest income	$10,990	$11,476	$(486)
Interest expense	835	1,783	(948)

Net interest income	10,155	9,693	462
Provision for credit losses	1,150	4,000	(2,850)

Net interest income after provision
for credit losses	9,005	5,693	3,312
Other income	1,703	2,326	(623)
Other expenses	9,659	9,343	316
Income (loss) before income taxes	1,049	(1,324)	2,373

Income taxes	294	(482)	776
Net income (loss)	$755	$(842)	$1,597

Preferred dividends	298	1,057	(759)
Net income (loss) available to
common shareholders	$457	$(1,899)	$2,356

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended June 30, 2010 was $10.2 million, which was comprised of $11.0 million in interest income and $835,000 in interest expense. Net interest income for the quarter ended June 30, 2009 was $9.7 million, which was comprised of $11.5 million in interest income and $1.8 million in interest expense.  Net interest income for the quarter ended June 30, 2010 represented an increase of $462,000 or 4.8% from the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended June 30, 2010 average earning assets of $815.3 million represented a decrease of $2.0 million, or 0.02%, compared to $817.3 million for the same period in 2009.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 79.76% during the quarter ended June 30, 2010, which represented a decrease compared to an average of 87.39% for the same quarter of 2009 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the quarters ended June 30, 2010 and June 30, 2009.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended June 30, 2010 was 5.00% compared to 4.76% in the same period one year earlier.  The increase in net interest margin from 2009 to 2010 was primarily a result of a decreased cost of funds.  The negative impact on the Company’s net interest margin from the reversal of foregone interest on nonperforming loans was 21 basis points in the second quarter of 2010 compared to 23 basis points for the same period in 2009.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended June 30, 2010 and 2009.

	Three months ended June 30,
(dollars in thousands)	2010			2009

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$578,776	7.1%	$10,298	$623,354	7.2%	$11,263
Federal funds sold	108,423	0.2%	63	165,453	0.2%	82
Investment securities	121,009	2.0%	591	9,161	1.3%	29
Other	7,120	2.1%	38	19,372	2.1%	102
Total interest earning assets	815,328	5.4%	10,990	817,340	5.6%	11,476

Noninterest-earning assets:
Cash and due from banks	18,372			22,058
All other assets (3)	33,567			23,916
TOTAL	$867,267			$863,314

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,996	0.1%	$2	$5,221	0.1%	$1
Savings	306,543	0.4%	316	300,713	0.7%	532
Time	62,826	1.3%	203	140,902	2.6%	904
Other	17,527	7.2%	314	27,417	5.1%	346
Total interest bearing liabilities	392,892	0.9%	835	474,253	1.5%	1,783

Noninterest-bearing liabilities:
Demand deposits	350,280			266,474
Accrued expenses and
other liabilities	12,823			11,579
Shareholders' equity	111,272			111,008
TOTAL	$867,267			$863,314

Net interest income and margin		5.0%	$10,155		4.8%	$9,693

(1)	Loan fee amortization of $874,000 and $1.2 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $15.8 million and $17.6 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2010 and 2009.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

VOLUME/RATE ANALYSIS
(dollars in thousands)	Three months ended June 30,
	2010 vs. 2009
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$(793)	$(172)	$(965)
Federal funds sold	(33)	14	(19)
Investment securities	546	16	562
Other	(65)	1	(64)
Total interest income	(345)	(141)	(486)

Interest expense:
Demand	0	1	1
Savings	6	(222)	(216)
Time	(252)	(449)	(701)
Other	(177)	145	(32)
Total interest expense	(423)	(525)	(948)

Change in net interest income	$78	$385	$462

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

Interest Income

Interest income of $11.0 million in the quarter ended June 30, 2010 represented a decrease of $486,000, or 4.2%, from $11.5 million in the same quarter one year earlier.  The average yield on earning assets was 5.41% for the quarter ended June 30, 2010 and 5.63% for the quarter ended June 30, 2009.  The decrease in interest income was primarily due to a decrease in loan balances.

Average gross loans were $578.8 million for three months ended June 30, 2010, a decrease of $44.6 million or 7.2% from $623.4 million for the same period one year earlier.  Average loans comprised 70.9% of average earning assets in the three months ended June 30, 2010 compared to 76.3% in the second quarter of 2009.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $236.6 million for the quarter ended June 30, 2010, an increase of $42.6 million or 21.9% from $194.0 million for the three months ended June 30, 2009.

Interest Expense

Interest expense was $835,000 for the quarter ended June 30, 2010, which represented a decrease of $948,000, or 53.2% from $1.8 million for the comparable period of 2009.  The decrease in interest expense reflects lower interest rates paid on liabilities as well as a lower balance of interest-bearing liabilities in the second quarter of 2010 compared to the same period in 2009.  Average interest-bearing liabilities were $392.9 million for the three months ended June 30, 2010, a decrease of $81.4 million, or 17.2%, from $474.3 million for the same period one year earlier.

Average interest bearing deposits were $375.4 million for the quarter ended June 30, 2010, which represented 51.7% of total average deposits and was a decrease of $71.5 million, or 21.9%, from $446.8 million representing 62.6% of total average deposits in the second quarter of 2009.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $17.5 million and $27.4 million in the three months ended June 30, 2010 and 2009, respectively.

The average rate paid on interest-bearing liabilities of 0.85% in the quarter ended June 30, 2010 compared to 1.51% in the second quarter of 2009.

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

The Company provided $1.2 million to the allowance for credit losses for the three months ended June 30, 2010, compared to $4.0 million for the same period in 2009.

The Company’s loan charge-offs totaled $2.5 million during the second quarter ended June 30, 2010, compared to $4.2 million for the same period one year earlier.  The Company recognized $352,000 and $23,000 in loan recoveries for the three months ended June 30, 2010 and 2009, respectively.

The following schedule provides an analysis of the allowance for credit losses for the quarter ended June 30, 2010 and 2009, respectively:

	Three months ended
(dollars in thousands)	June 30,
	2010	2009

Balance, beginning of period	$16,155	$18,155
Provision for credit losses	1,150	4,000
Charge-offs	(2,520)	(4,210)
Recoveries	352	23
Balance, end of period	$15,137	$17,968

The decrease in the allowance for loan losses of $2.8 million from $17.9 million at June 30, 2009 to $15.1 million at June 30, 2010 is primarily attributable to (1) a decrease in total gross loans; and (2) a decrease in unidentified probable, estimable losses due to proactive loss recognition in the earlier periods of the fiscal year.

Based on an evaluation of the individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending June 30, 2010 and December 31, 2009:

(dollars in thousands)	June 30, 2010		December 31, 2009
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
	Amount	gross loans	Amount	gross loans

Commercial	$4,847	0.9%	$6,313	1.1%
Real estate construction	1,503	0.3%	1,376	0.2%
Land loans	608	0.1%	764	0.1%
Real estate other	5,241	0.9%	5,173	0.9%
SBA	1,319	0.2%	1,175	0.2%
Factoring/ABL	1,483	0.2%	1,061	0.2%
Other	136	0.0%	150	0.0%
	$15,137	2.5%	$16,012	2.8%

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

At June 30, 2010, the Company’s land development portfolio was reduced to $10.2 million with just $2.0 million remaining exposure outside of the primary market area.  Further, over 90% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at June 30, 2010 were $37.3 million with $3.5 million remaining on projects outside of the primary market area.  In addition, at that date $22.4 million, or 59.9%, were loans to finance commercial projects and $6.1 million, or 16.4% were loans to finance residential projects of five or more units.

The aggressive management of credits in this category has resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This has resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Non performing loans at June 30, 2010, on average, have been reduced by approximately 22% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.

In response to the elevated level of charge-offs, migration of construction and land portfolios, and general deterioration in economic conditions the Company also increased provisions for potential loans losses and built the reserve to its highest historical level of approximately 2.96% of total loans at June 30, 2009.  Due to recent positive trends in overall loan classifications, reflecting the improving condition of the loan portfolio, combined with new loan production, the Company was able to modestly lower the level of reserves to 2.54% of total loans at June 30, 2010.  Additionally, the Company’s coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 69.16% at June 30, 2010.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analysis.

At June 30, 2010 nonperforming assets represented 3.25% of total assets, compared to 2.79% of total assets on December 31, 2009.  The increase in non-performing assets from year-end 2009 is primarily attributable to one legacy construction loan totaling $6.9 million that was transferred from a Troubled Debt Restructuring (TDR) into non-performing loans as a result of a liquidity covenant violation.  Despite being current on interest payments, as a result of a covenant violation the Company deemed the loan to be collateral dependent and therefore recognized an impairment charge of $800,000 related to this loan in the second quarter of 2010.  The following summarizes nonperforming assets at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(dollars in thousands)	2010	2009

Loans accounted for on a non-accrual basis	$21,886	$17,009
Other loans with principal or interest contracturally past due
90 days or more	-	-
Nonperforming loans	21,886	17,009
Other real estate owned	7,833	6,509
Nonperforming assets	$29,719	$23,518

Loans restructured and in compliance with modified terms	4,380	16,834
Nonperforming assets and restructured loans	$34,099	$40,352

The nonperforming assets at June 30, 2010 consisted of loans on nonaccrual or 90 days or more past due totaling $21.9 million, and other real estate owned valued at $7.8 million.  Nonperforming loans at June 30, 2010 were comprised of loans with legal contractual balances totaling approximately $27.9 million reduced by impairment charges of $6.0 million which have been charged against the allowance for credit losses.   As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

The following table sets forth the components of nonperforming loans as of June 30, 2010 (dollars in thousands).

(dollars in thousands)

June 30, 2010

Classification	Amount	Collateral

Land	2,397	Lots for retail development in Sacramento County
Land	1,023	Lots for residential development in Santa Clara County
Land	492	Lots for single family homes in Idaho
Land	223	Lots for residential development in Alameda County
Land	45	Lot for retail development in Sacramento County
Land	40	Lots for single family homes in Calaveras County
	4,220

Construction	3,169	Residential Condos in Santa Clara County
Construction	3,419	Medical office condos in Santa Clara County
Construction	300	Single family residence in San Mateo County
	6,888

Real estate other	6,875	Mini storage facility in Santa Cruz County
Real estate other	1,091	Commercial office space in Calaveras County
Real estate other	727	Industrial warehouse space in Santa Clara County
Real estate other	439	Single family residence in Calaveras County
Real estate other	308	19 multi-family lots in Calaveras County
Real estate other	250	Medical office condos in Santa Clara County
Real estate other	191	Single family residence in San Francisco County
Real estate other	32	Commercial - Restaurant in Stanislaus County
	9,913

Commercial	865	Business assets

Total nonperforming loans	$21,886

Included in nonperforming loans at June 30, 2010 are loans totaling $13.7 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of June 30, 2010, previously modified loans totaling $4.4 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

Management undertakes significant processes in order to identify potential problem loans in a timely manner.  In addition to regular interaction with the Company’s borrowers, the relationship managers review the credit ratings for each loan on a monthly basis and identify any potential downgrades.  For commercial and factoring/asset-based loans, the Company receives quarterly financial statements and other pertinent reporting, such as borrowing bases for asset-based facilities, so as to identify any deteriorating financial trends.  Covenant compliance for these loans is also monitored on a quarterly basis.  For real estate construction and land loans, the development, construction and lease up or sell out status of each project is monitored on a monthly basis.  For loans secured by standing commercial or residential property, the Company receives updated rent rolls and operating statements on an annual basis.  In addition, home equity loans are reviewed annually for deterioration in either the underlying property value or the borrower’s payment history.  Management also engages a third party loan review firm that reviews the loan portfolio every four months to further identify potential problem loans.  The loan review includes assessment of underwriting, quality of legal documents, management of the loan relationship, and adherence to the credit policy along with acceptable risk mitigation and rationale for exceptions to the policy.

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

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, the Company's construction, land, and other real estate loan portfolios, representing approximately 32.0% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
(dollars in thousands)	2010		2009
	Amount	Percent	Amount	Percent

Depositor service charges	$578	33.9%	$476	20.5%
International fee income	478	28.1%	423	18.2%
Gain on sale of OREO	240	14.1%	675	29.0%
SBA loan servicing income	101	5.9%	110	4.7%
Increase in value of life insurance	101	5.9%	97	4.2%
Other income-cash flow hedge	22	1.3%	161	6.9%
Gain on sale of SBA loans	4	0.2%	287	12.3%
Other operating income	179	10.5%	97	4.2%

	$1,703	100.0%	$2,326	100.0%

Non-interest income totaled $1.7 million in the second quarter of 2010, a decrease of $623,000 or 26.8% from $2.3 million in the second quarter of 2009.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, gains recognized on sales of SBA loans, and SBA loan servicing income.  The decrease in non-interest income during the quarter ending June 30, 2010 was primarily attributable to a decrease in gains related to the sale of OREO of $435,000, a decrease in gains related to the sale of SBA loans of $283,000, and a decrease in income generated from cash flow hedges of $139,000.  The decreases in non-interest income were offset in part by an increase in depositor service charges of $102,000.

For the quarter ended June 30, 2010 service charge income on deposit accounts was $578,000, representing an increase of $102,000, or 21.4%, compared to $476,000 for the same period one year ago.  The increase is attributable to an increase in deposit related analysis charges resulting from an increase in deposit balances.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the second quarter of 2010, the Company recognized $478,000 in international fee income, representing an increase of $55,000, or 13.0%, compared to $423,000 for the same period one year ago. The increase was primarily caused by an increase in client demand for international services as a result of the current economic environment.

Revenue from sales of SBA loans is dependant on the Company’s decision to sell versus retain loans as well as consistent origination and funding of new loan volumes, the timing of which may be impacted by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  There was $4,000 in gains recognized on sales of SBA loans during the quarter ended June 30, 2010 which represented a decrease of $283,000 or 98.6% compared to the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended June 30, 2010 and 2009.

	Three months ended June 30,
(dollars in thousands)	2010		2009
	Amount	Percent	Amount	Percent

Salaries and benefits	$5,013	2.5%	$5,101	2.5%
Occupancy	840	0.4%	872	0.4%
OREO/Loan expense	819	0.4%	447	0.2%
Data processing	677	0.3%	569	0.3%
FDIC/OCC assessments	578	0.3%	636	0.3%
Legal and professional	555	0.3%	428	0.2%
Director expense	235	0.1%	221	0.1%
Marketing/Advertising	222	0.1%	192	0.1%
Deposit services	189	0.1%	324	0.2%
Furniture and equipment	177	0.1%	232	0.1%
Other	354	0.2%	321	0.2%

	$9,659	4.8%	$9,343	4.6%

Operating expenses were $9.7 million for the three months ended June 30, 2010, an increase of $316,000 or 3.4% from $9.3 million at June 30, 2009.   As a percentage of average earning assets, other expenses for the three months ended June 30, 2010 and 2009 were 4.8% and 4.6%, respectively, on an annualized basis. In 2010, operating expenses were comprised primarily of salaries and benefits of $5.0 million, which compared to $5.1 million in 2009.  At June 30, 2010, the Company employed 157 full-time equivalents (FTE) compared to 162 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $270,000 and $379,000 to recognize compensation related to stock-based awards in the second quarter of 2010 and 2009, respectively.

In 2008, the FDIC proposed changes to the deposit insurance assessment system that went into effect in the second quarter of 2009.  These changes were intended to apportion a larger percentage of the increase in deposit assessment to institutions categorized as “riskier” based on the four risk categories defined by the FDIC.  Based upon the Company’s risk profile, it is anticipated that the FDIC assessment for 2010 will be approximately $2.4 million compared to approximately $2.6 million (which included a one-time special assessment of $360,000) for the same period one year earlier.  During the second quarter of 2010, the Company recognized $578,000 in regulatory assessments compared to $636,000 for the same period one year earlier.  The decrease in regulatory assessments was attributed to the one-time special assessment of $360,000 in 2009 offset, in part, by increase assessments in 2010 due to participation in the Transaction Guarantee Program as well as FDIC insurance related to increased deposit balances.

Summary of Financial Results – Six months ended June 30, 2010

The Company reported net operating income of $1.1 million for the six months ended June 30, 2010 representing an increase of $1.6 million, compared to a net operating loss of $(509,000) for the same period one year ago. Net income available to common shareholders was reduced by preferred dividends of $1.4 million and $2.1 million during the first six months of 2010 and 2009, respectively, resulting in a loss per diluted share of $(0.03) and $(0.39), respectively.

The table below highlights the changes in the nature and sources of income and expense.

	Six months ended June 30,		Increase
(dollars in thousands)	2010	2009	(Decrease)

Interest income	$21,747	$23,436	$(1,689)
Interest expense	1,717	4,093	(2,376)

Net interest income	20,030	19,343	687
Provision for credit losses	2,400	7,650	(5,250)

Net interest income after provision
for credit losses	17,630	11,693	5,937
Other income	3,329	6,330	(3,001)
Other expenses	19,312	18,806	506
Income (loss) before income taxes	1,647	(783)	2,430

Income taxes	527	(274)	801
Net income (loss)	$1,120	$(509)	$1,629

Preferred dividends	1,358	2,074	(716)
Net income (loss) available to
common shareholders	$(238)	$(2,583)	$2,345

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

Net interest income for the six months ended June 30, 2010 was $20.0 million, which was comprised of $21.7 million in interest income and $1.7 million in interest expense. Net interest income for the six months ended June 30, 2009 was $19.3 million, which was comprised of $23.4 million in interest income and $4.1 million in interest expense.  Net interest income for the six months ended June 30, 2010 represented an increase of $687,000 or 3.6% from the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income.  For the six months ended June 30, 2010 average earning assets of $804.4 million represented a decrease of $37.2 million, or 4.4%, compared to $841.5 million for the same period in 2009.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 80.50% during the six months ended June 30, 2010, which represented a decrease compared to an average of 89.67% for the same period of 2009 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the six months ended June 30, 2010 and 2009.

The Company’s net interest margin (net interest income divided by average earning assets) for the six months ended June 30, 2010 was 5.02% compared to 4.64% for the same period one year earlier.  The increase in net interest margin from 2009 to 2010 was primarily a result of a decreased cost of funds. The negative impact on the Company’s net interest margin from the reversal of foregone interest on nonperforming loans was 17 basis points in the first six months of 2010 compared to 21 basis points for the same period in 2009.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the six months ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010			2009

		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$574,934	7.2%	$20,404	$651,200	7.1%	$23,037
Federal funds sold	105,193	0.2%	122	169,943	0.2%	194
Investment securities	116,149	2.0%	1,139	4,613	1.3%	29
Other	8,083	2.0%	82	15,757	2.3%	176
Total interest earning assets	804,359	5.5%	21,747	841,513	5.6%	23,436

Noninterest-earning assets:
Cash and due from banks	17,438			19,432
All other assets (3)	33,786			23,591
TOTAL	$855,583			$884,536

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$6,027	0.1%	$4	$4,776	0.1%	$2
Savings	290,789	0.5%	674	308,133	0.9%	1,315
Time	69,046	1.4%	483	138,355	2.8%	1,952
Other	17,637	6.4%	556	35,483	4.7%	824
Total interest bearing liabilities	383,499	0.9%	1,717	486,747	1.7%	4,093

Noninterest-bearing liabilities:
Demand deposits	348,334			274,964
Accrued expenses and
other liabilities	13,233			10,990
Shareholders' equity	110,517			111,835
TOTAL	$855,583			$884,536

Net interest income and margin		5.0%	$20,030		4.6%	$19,343

(1)	Loan fee amortization of $1.8 million and $2.4 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $16.0 million and $18.0 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the six months ended June 30, 2010 and 2009.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Six months ended June 30,
	2010 vs. 2009
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$(2,707)	$74	$(2,633)
Federal funds sold	(75)	3	(72)
Investment securities	1,094	16	1,110
Other	(78)	(16)	(94)
Total interest income	(1,766)	77	(1,689)

Interest expense:
Demand	1	1	2
Savings	(40)	(601)	(641)
Time	(485)	(984)	(1,469)
Other	(563)	295	(268)
Total interest expense	(1,087)	(1,289)	(2,376)

Change in net interest income	$(679)	$1,366	$687

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

Interest Income

Interest income of $21.7 million in the six months ended June 30, 2010 represented a decrease of $1.7 million, or 7.2%, from $23.4 million in the same period one year earlier. The average yield on earning assets was 5.45% for the six months ended June 30, 2010 and 5.62% for the six months ended June 30, 2009.  The decrease in interest income was primarily due to a decrease in loan balances.

Average gross loans were $574.9 million for the six months ended June 30, 2010, a decrease of $76.3 million or 11.7% from $651.2 million for the same period one year earlier.  Average loans comprised 71.5% of average earning assets in the six months ended June 30, 2010 compared to 77.4% in the first six months of 2009.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $229.4 million for the six months ended June 30, 2010, an increase of $39.1 million or 20.6% from $190.3 million for the six months ended June 30, 2009.

Interest Expense

Interest expense was $1.7 million for the six months ended June 30, 2010, which represented a decrease of $2.4 million or 58.1% from $4.1 million for the comparable period of 2009.  The decrease in interest expense reflects lower interest rates paid on liabilities in 2010 compared to 2009 as well as a lower balance of interest-bearing deposits.  Average interest-bearing liabilities were $383.5 million for the six months ended June 30, 2010, a decrease of $103.2 million, or 21.2%, from $486.7 million for the same period one year earlier.

Average interest bearing deposits were $365.9 million for the six months ended June 30, 2010, which represented 51.2% of total average deposits and was a decrease of $85.4 million, or 18.9%, from $451.3 million representing 62.1% of total average deposits in the first six months of 2009.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $17.6 million in the six months ended June 30, 2010 compared to $35.5 million for the same period one year earlier.

The average rate paid on interest-bearing liabilities of 0.90% in the six months ended June 30, 2010 compared to 1.70% in the first six months of 2009.

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

The Company provided $2.4 million to the allowance for credit losses for the six months ended June 30, 2010, compared to $7.7 million for the same period in 2009.

The Company’s loan charge-offs totaled $4.6 million during the six months ended June 30, 2010, compared to $8.5 million for the same period one year earlier.  The Company recognized $1.3 million and $308,000 in loan recoveries for the six months ended June 30, 2010 and 2009, respectively.

The following schedule provides an analysis of the allowance for credit losses for the six months ended June 30, 2010 and 2009, respectively:

	Six months ended
(dollars in thousands)	June 30,
	2010	2009

Balance, beginning of period	$16,012	$18,554
Provision for credit losses	2,400	7,650
Charge-offs	(4,571)	(8,544)
Recoveries	1,296	308
Balance, end of period	$15,137	$17,968

See “Summary of Financial Results – Quarter ended June 30, 2010 – Provision for Credit Losses” for a discussion of the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
(dollars in thousands)	2010		2009
	Amount	Percent	Amount	Percent

Depositor service charges	$1,123	33.7%	$896	14.2%
International fee income	906	27.2%	822	13.0%
Gain on sale of OREO	439	13.2%	677	10.7%
SBA loan servicing income	208	6.2%	208	3.3%
Increase in value of life insurance	198	6.0%	206	3.3%
Other income - cash flow hedge	43	1.3%	2,920	46.1%
Gain on sale of SBA loans	3	0.1%	390	6.2%
Other operating income	409	12.3%	211	3.3%

	$3,329	100.0%	$6,330	100.0%

Non-interest income totaled $3.3 million and $6.3 million in the first six months of 2010 and 2009, respectively.  Non-interest income generally consists primarily of service charge income on deposit accounts, international income, gains recognized on sales of SBA loans, and SBA loan servicing income.  However, the decrease in non-interest income during the six months ending June 30, 2010 was primarily attributable to the acceleration of a deferred gain during 2009 on interest rate swaps that had been previously terminated during the fourth quarter of 2008.  The acceleration of the deferred gain during the first six months of 2010 was $43,000 compared to $2.9 million for the same period one year earlier.

For the six months ended June 30, 2010 service charge income on deposit accounts was $1.1 million, representing an increase of $227,000, or 25.3%, compared to $896,000 for the same period one year ago.  The increase is attributable to an increase in deposit accounts and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first six months of 2010, the Company recognized $906,000 in international fee income, representing an increase of $84,000, or 10.2%, compared to $822,000 for the same period one year ago.  The increase was primarily caused by an increase in client demand for international services as a result of the current economic environment.

Revenue from sales of SBA loans is dependant on the Company’s decision to sell versus retain loans as well as consistent origination and funding of new loan volumes, the timing of which may be impacted by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  Gains recognized on sales of SBA loans were $3,000 in the six months ended June 30, 2010 which represented a decrease of $387,000 or 99.2% compared to $390,000 for the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earning assets are set forth in the following table for the six months ended June 30, 2010 and 2009.

	Six months ended June 30,
(dollars in thousands)	2010		2009
	Amount	Percent	Amount	Percent

Salaries and benefits	$10,297	2.6%	$10,668	2.6%
Occupancy	1,680	0.4%	1,737	0.4%
OREO/Loan expense	1,159	0.3%	755	0.2%
Data processing	1,394	0.3%	1,148	0.3%
FDIC/OCC assessments	1,186	0.3%	838	0.2%
Legal and professional	1,196	0.3%	891	0.2%
Director expense	524	0.1%	463	0.1%
Marketing/Advertising	458	0.1%	475	0.1%
Deposit services	393	0.1%	575	0.1%
Furniture and equipment	389	0.1%	481	0.1%
Other	636	0.2%	775	0.2%

	$19,312	4.8%	$18,806	4.5%

Operating expenses were $19.3 million for the six months ended June 30, 2010, an increase of $506,000 or 2.7% over $18.8 million for the six months ended June 30, 2009.   As a percentage of average earning assets, other expenses for the six months ended June 30, 2010 and 2009 were 4.8% and 4.5%, respectively, on an annualized basis.  In 2010, operating expenses were comprised primarily of salaries and benefits of $10.3 million, which compared to $10.7 million in 2009.  At June 30, 2010, the Company employed 157 FTE compared to 162 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $615,000 and $746,000 to recognize compensation related to stock based awards in the first six months of 2010 and 2009, respectively.

As of the filing date of the Company’s Form 10-K for December 31, 2008, the FDIC had proposed changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share (based upon four risk categories).  Based upon the Company’s risk profile, it was anticipated that the FDIC assessment for 2010 would be approximately $2.4 million compared to approximately $2.6 million for the same period one year earlier.  During the first six months of 2010, the Company recognized $1.2 million in regulatory assessments compared to $838,000 for the same period one year earlier.  The increase in regulatory assessments was primarily attributed to participation in the Transaction Guarantee Program as well as FDIC insurance related to deposit balances.

Loan/OREO expense was $1.2 million for the first six months of 2010 compared to $755,000 for the same period one year earlier.  The increase of $404,000, or 53.5%, was primarily attributable to loan related legal fees and sales related expenses for “other real estate owned”.

Balance Sheet

Total assets of the Company at June 30, 2010 were $915.4 million, an increase of $71.3 million, or 8.4%, as compared to $844.1 million at December 31, 2009.  The increase in total assets was primarily due to a higher balance of investment securities available for sale as a result of liquidity from lower loan balances and increased low cost deposits.

The following table shows the Company’s loans by type and their percentage distribution as of June 30, 2010 and December 31, 2009.

(dollars in thousands)	June 30,	December 31,
	2010	2009

Commercial	$238,288	$253,776
Real estate construction	37,322	20,601
Land loans	10,202	12,763
Real estate other	144,433	149,617
Factoring and asset based lending	102,774	66,660
SBA	58,198	67,629
Other	4,456	5,395
Total gross loans	595,673	576,441
Unearned fee income	(1,581)	(1,452)
Total loans	594,092	574,989
Less allowance for credit losses	(15,137)	(16,012)
Total loans, net	$578,955	$558,977

Commercial	40.0%	44.0%
Real estate construction	6.3%	3.6%
Land loans	1.7%	2.2%
Real estate other	24.2%	26.0%
Factoring and asset based lending	17.3%	11.6%
SBA	9.8%	11.7%
Other	0.7%	0.9%
Total gross loans	100.0%	100.0%

Gross loan balances were $595.7 million at June 30, 2010, which represented an increase of $19.2 million, or 3.3%, as compared to $576.4 million at December 31, 2009. The increase in loans was primarily attributable to growth in the factoring and asset based lending portfolio.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $238.3 million at June 30, 2010, which represented a decrease of $15.5 million, or 6.1%, compared to $253.8 million at December 31, 2009.  At June 30, 2010, commercial loans comprised 40.0% of total loans outstanding compared to 44.0% at December 31, 2009.

The Company’s construction and land development loan portfolio together totaled approximately $47.5 million as of June 30, 2010 compared to $33.4 million as of December 31, 2009, representing an increase of $14.2 million or 42.4%.  Construction and land development loan balances at June 30, 2010 and December 31, 2009 comprised 8.0% and 5.8%, respectively, of total loans.

Other real estate loans decreased $5.2 million or 3.5% to $144.4 million at June 30, 2010 over $150.0 million at December 31, 2009.  The decrease in other real estate loans was comprised entirely of other real estate term loans.  Other real estate loans represented 24.2% of total loans at June 30, 2010 compared to 26.0% at December 31, 2009.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At June 30, 2010, factoring/asset- based loans totaled $102.8 million or 17.3% of total loans, representing an increase of $36.1 million or 54.2%, as compared to $66.7 million or 11.6% of total loans at December 31, 2009.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At June 30, 2010, SBA loans comprised $58.2 million, or 9.8%, of total loans, a decrease of $9.4 million, or 17.4%, from $67.6 million at December 31, 2009. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At June 30, 2010 and December 31, 2009, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At June 30, 2010, other loans totaled $4.5 million as compared to $5.4 million at December 31, 2009.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of June 30, 2010 and December 31, 2009.

(dollars in thousands)	June 30,		December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$361,981	46.74%	$333,171	47.26%
Interest-bearing demand	5,410	0.70%	4,830	0.69%
Money market and savings	343,886	44.41%	275,850	39.13%
Certificates of deposit:
Less than $100	14,488	1.87%	29,782	4.22%
$100 and more	48,619	6.28%	61,413	8.71%

Total deposits	$774,384	100.00%	$705,046	100.00%

Deposits increased $69.3 million or 9.8% from $705.0 million at December 31, 2009 to $774.4 million at June 30, 2010. The increase in deposits was primarily in money market and savings accounts.  As of June 30, 2010, demand deposits and core deposits continued to represent 47.4% and 91.9% of total deposits, respectively.

Leverage

Total gross loan balances at June 30, 2010 were $595.7 million.  The resulting loan to deposit ratio was 76.92%.  Other earning assets at June 30, 2010 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $263.2 million. To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

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

On March 31, 2010, the Company strengthened its capital position with the completion of an early conversion of the Series B and B-1 preferred shares.  As a result of the conversion, the Company issued a total of 3,710,289 shares of its common stock and convertible promissory notes in the aggregate principal amount of $789,860.75 (the “Notes”) upon conversion of the 131,901 shares of the Company’s Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock and 168,099 Series B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock and as payment of all accrued but unpaid dividends thereon through June 30, 2010 pursuant to an agreement dated as of March 23, 2010.  The effective conversion price of the Series B and B-1 Preferred was $8.46 per share, which was the closing price of the common stock reported on the Nasdaq Global Select Market on the date of the agreement.

The principal amount of the Notes accrued interest at the rate of 10% per annum and was convertible to common stock at the price of $8.46 per share.  Unless converted earlier, the Notes became due on the earlier of March 31, 2011 or a change of control of the Company.  The Company had the ability to prepay the Notes on or after August 31, 2010.

On June 17, 2010, the Notes were converted into 93,364 shares of common stock.  As result of the conversion, there are no shares of Series B and B-1 Preferred outstanding, no shares of common stock issuable upon conversion of Notes, and 10,931,577 shares of common stock outstanding.

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

Issuance costs of $600,000 incurred in connection with the issuance of both the private placement and TARP securities have been charged against Additional Paid in Capital.

The Company’s Tier 1 capital at June 30, 2010 was $129.6 million, which was comprised of preferred equity up to the allowable limit of $23.9 million, $73.9 million of capital stock and surplus, $14.8 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at June 30, 2010 and December 31, 2009 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of June 30,		As of December 31,
(dollars in thousands)	2010		2009
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$129,573	17.41%	$106,489	15.26%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$44,649	6.00%	$41,861	6.00%

Total Capital	$138,947	18.68%	$135,678	19.45%
(to Risk Weighted Assets)
Total capital minimum requirement	$74,415	10.00%	$69,768	10.00%

Company Leverage
Tier 1 Capital	$129,573	14.94%	$106,489	12.53%
(to Average Assets)
Tier 1 capital minimum requirement	$43,363	5.00%	$42,494	5.00%

Bank Capital Ratios
Tier 1 Capital	$112,905	15.18%	$110,517	15.85%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$44,627	6.00%	$41,837	6.00%

Total Capital	$122,274	16.44%	$119,323	17.11%
(to Risk Weighted Assets)
Total capital minimum requirement	$74,378	10.00%	$69,728	10.00%

Bank Leverage
Tier 1 Capital	$112,905	13.03%	$110,517	13.01%
(to Average Assets)
Tier 1 capital minimum requirement	$43,333	5.00%	$42,459	5.00%

The Company and the Bank were considered well capitalized at June 30, 2010.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.   At June 30, 2010 and December 31, 2009, liquid assets as a percentage of deposits were 33.7% and 33.2%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $25.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At June 30, 2010, there were no balances outstanding on these lines.  Additionally, as of June 30, 2010, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $129.0 million for which the Company had collateral in place to borrow $37.0 million.  As of June 30, 2010, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at June 30, 2010, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of June 30, 2010
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$131,955	$-	$-	$-	$-	$131,955
Interest bearing deposits in other banks	2,385	490	2,783	-	-	5,658
Investment securities	4,702	6,121	17,603	85,466	11,699	125,591
Loans	164,009	59,576	98,004	132,410	141,674	595,673
Total earning assets	$303,051	$66,187	$118,390	$217,876	$153,373	$858,877

Interest checking, money market and savings	349,296	-	-	-	-	349,296
Certificates of deposit:
Less than $100,000	5,139	2,679	5,682	989	-	14,489
$100,000 or more	33,473	4,280	10,221	645	-	48,619
Total interest-bearing liabilities	$387,908	$6,959	$15,903	$1,634	$-	$412,404

Interest rate gap	$(84,857)	$59,228	$102,487	$216,242	$153,373	$446,473
Cumulative interest rate gap	$(84,857)	$(25,629)	$76,858	$293,100	$446,473

Interest rate gap ratio	(0.28)	0.89	0.87	0.99	1.00
Cumulative interest rate gap ratio	(0.28)	(0.07)	0.16	0.42	0.52

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at June 30, 2010 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at June 30, 2010 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at June 30, 2010 and December 31, 2009. At June 30, 2010, approximately 76.7% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of June 30, 2010
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$238,288	$133,008	$84,567	$20,713
SBA	58,198	436	389	57,373
Real estate construction	37,322	16,803	15,757	4,762
Land loans	10,202	5,672	1,257	3,273
Real estate-other	144,433	20,538	41,496	82,399
Factoring / Asset-Based Lending	102,774	96,213	6,561
Other	4,456	3,194	1,262
Total loans	$595,673	$275,864	$151,289	$168,520

	As of December 31, 2009
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$253,776	$143,154	$86,671	$23,951
Real estate construction	20,601	19,302		1,299
Real estate land	12,763	9,519	1,038	2,206
Real estate other	149,617	22,217	46,696	80,704
Factoring and asset based lending	66,660	61,540	5,120	-
SBA	67,629	3,843	2,304	61,482
Other	5,395	4,567	828	-
Total loans	$576,441	$264,142	$142,657	$169,642

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of June 30, 2010 those guarantees include the following:

•	Standby Letters of Credit in the amount of $17.8 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

(dollars in thousands)	As of June 30, 2010
	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Long-term contracts	$10,469	$1,756	$3,396	$3,062	$2,255

Operating leases	872	771	101	-	-

Total	$11,341	$2,527	$3,497	$3,062	$2,255

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2010, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

(a) Exhibits

See Index to Exhibits at page 48 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: August 5, 2010	By:	/s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2010	By:	/s/ Thomas A. Sa

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