Form 10-Q
period 2010-09-30
Bridge Capital Holdings
filed 2010-11-05
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2010

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
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The number of shares of Common Stock outstanding as of November 1, 2010:  10,966,347

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$17,599	$14,893
Federal funds sold	125,155	104,260
Total cash and equivalents	142,754	119,153

Interest bearing deposits in other banks	3,028	9,980
Investment securities available for sale	151,119	105,005
Loans, net of allowance for credit losses of $15,248 at September 30, 2010 and $16,012 at December 31, 2009	588,450	558,977
Premises and equipment, net	2,833	3,566
Other real estate owned	8,625	6,509
Accrued interest receivable	3,185	2,829
Other assets	39,981	38,048
Total assets	$939,975	$844,067

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$432,714	$333,171
Demand interest-bearing	5,164	4,830
Savings	311,107	275,850
Time	46,460	91,195
Total deposits	795,445	705,046

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	60	121
Other liabilities	13,978	12,059
Total liabilities	827,010	734,753

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; 23,864 shares issued and outstanding at September 30, 2010 and 323,864 shares issued and outstanding at December 31, 2009	23,864	53,864
Common stock, no par value; 30,000,000 shares authorized; 10,956,347 shares issued and outstanding at September 30, 2010; 7,098,164 shares issued and outstanding at December 31, 2009;	70,163	37,293
Additional paid in capital	4,159	3,626
Retained earnings	15,933	15,148
Accumulated other comprehensive (loss)	(1,154)	(617)
Total shareholders' equity	112,965	109,314
Total liabilities and shareholders' equity	$939,975	$844,067

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Loans	$10,649	$10,181	$31,053	$33,218
Federal funds sold	66	106	188	300
Investment securities available for sale	632	117	1,771	146
Interest bearing deposits in other banks	22	111	104	287
Total interest income	11,369	10,515	33,116	33,951

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	2	5	4
Money market and savings	280	435	954	1,749
Certificates of deposit	145	825	628	2,777
Other	275	261	831	1,086
Total interest expense	701	1,523	2,418	5,616

Net interest income	10,668	8,992	30,698	28,335
Provision for credit losses	350	650	2,750	8,300
Net interest income after provision for credit losses	10,318	8,342	27,948	20,035

NON-INTEREST INCOME:
Service charges on deposit accounts	638	498	1,761	1,394
International fee income	415	315	1,321	1,137
Gain (loss) on sale of SBA loans	(16)	220	(13)	611
Other non interest income	396	656	1,693	4,877
Total non-interest income	1,433	1,689	4,762	8,019

OPERATING EXPENSES:
Salaries and benefits	5,103	5,081	15,400	15,749
Premises and fixed assets	1,012	1,118	3,081	3,336
Other	3,153	3,003	10,099	8,923
Total operating expenses	9,268	9,202	28,580	28,008

Income before income taxes	2,483	829	4,130	46
Income taxes	1,161	290	1,688	16
Net income	$1,322	$539	$2,442	$30

Preferred dividends	299	1,064	1,657	3,138
Net income (loss) available to common shareholders	1,023	(525)	785	(3,108)

Basic income (loss) per share	$0.10	$(0.08)	$0.09	$(0.47)
Diluted income (loss) per share	$0.09	$(0.08)	$0.08	$(0.47)
Average common shares outstanding	10,417,094	6,571,479	9,112,264	6,571,479
Average common and equivalent shares outstanding	10,843,374	6,571,479	9,524,004	6,571,479

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,442	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,750	8,300
Depreciation and amortization	2,150	1,330
Stock based compensation	929	1,091
Loans originated for sale	(15,165)	(7,528)
Proceeds from loan sales	145	18,164
Gain on sale of securities	164	-
Increase (decrease) in accrued interest receivable and other assets	157	(1,558)
(Decrease) increase in accrued interest payable and other liabilities	(1,537)	7,332
Net cash (used in) provided by operating activities	(7,965)	27,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(124,196)	(40,654)
Proceeds from sale of securities available for sale	21,142	-
Proceeds from maturity of securities available for sale	56,491	-
Proceeds from the sale of other real estate owned	4,820	-
Net (increase) decrease in loans	(24,729)	98,486
Net decrease (increase) in interest bearing deposits in other banks	6,952	(11,852)
Purchase of fixed assets	(282)	(294)
Net cash (used in) provided by investing activities	(59,802)	45,686

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	90,399	(85,186)
(Decrease) in other borrowings	-	(30,000)
Common stock issued	32,503	-
Conversion of preferred stock	(30,000)	-
Payment of cash dividends	(1,505)	(2,335)
Preferred stock issuance costs	(29)	(100)
Net cash provided by (used in) financing activities	91,368	(117,621)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	23,601	(44,774)
Cash and equivalents at beginning of period	119,153	217,946
Cash and equivalents at end of period	$142,754	$173,172

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$1,668	$3,148
Cash paid for income taxes	$1,603	$16

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$7,526	$2,874

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters and nine months ended September 30, 2010 and 2009 are not necessarily indicative of full year results.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded an incremental $315,000 ($222,000 net of tax) and $929,000 ($705,000 net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2010, respectively, and recorded an incremental $345,000 ($273,000 net of tax) and $1.1 million ($875,000 net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2009, respectively, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2010.   As of September 30, 2010, $2.7 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.1 years.

Stock-based compensation reduced basic earnings per share by $0.03 and $0.04 and diluted earnings per share by $0.02 and $0.03 for the three months ended September 30, 2010 and 2009, respectively.  Stock-based compensation reduced basic earnings per share by $0.10 and $0.13 and diluted earnings per share by $0.08 and $0.12 for the nine months ended September 30, 2010 and 2009, respectively.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive loss totaling $(1.2 million), net of tax, as of September 30, 2010 and a cumulative other comprehensive loss totaling $(617,000), net of tax, as of December 31, 2009.

	Three months ended		Nine months ended
(dollars in thousands)	September 30,		September 30,
	2010	2009	2010	2009

Net income	$1,322	$539	$2,442	$30

Other comprehensive earnings (loss) -
Net unrealized gains on securities available for sale	56	116	546	158
Net unrealized gains (losses) on supplemental executive retirement plan	(42)	13	(29)	37
Net unrealized (losses) on cash flow hedges	(322)	(490)	(1,054)	(1,866)

Total comprehensive income (loss)	$1,014	$178	$1,905	$(1,641)

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

	Three months ended		Nine months ended
(dollars in thousands,	September 30,		September 30,
except per share amounts)	2010	2009	2010	2009

Net income	$1,322	$539	$2,442	$30
Less:
Dividends on preferred shares	(299)	(1,064)	(1,657)	(3,138)
Net income (loss) available for common shareholders	1,023	(525)	785	(3,108)

Weighted average shares:
Basic common shares	10,417,094	6,571,479	9,112,264	6,571,479
Diluted potential common shares related to stock options, restricted stock, and preferred stock	426,280	-	411,740	-
Total average common equivalent shares	10,843,374	6,571,479	9,524,004	6,571,479

Basic earnings (loss) per share	$0.10	$(0.08)	$0.09	$(0.47)
Diluted earnings (loss) per share	$0.09	$(0.08)	$0.08	$(0.47)

3.           Securities

The amortized cost and approximate fair values of securities at September 30, 2010 and December 31, 2009 are as follows:

(dollars in thousands)	As of September 30, 2010
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$76,566	$385	$-	$76,951
Mortgage backed securities	53,782	342	(253)	53,871
Collateralized mortgage obligations	12,182	64	(4)	12,242
Corporate bonds	7,994	61	-	8,055
Total securities available for sale	150,524	852	(257)	151,119
Total investment securities	$150,524	$852	$(257)	$151,119

	As of December 31, 2009
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$80,324	$259	$(306)	$80,277
Mortgage backed securities	19,938	8	(86)	19,860
Collateralized mortgage obligations	4,998	-	(130)	4,868
Corporate bonds	-	-	-	-
Total securities available for sale	105,260	267	(522)	105,005
Total investment securities	$105,260	$267	$(522)	$105,005

The scheduled maturities of securities available for sale at September 30, 2010 and December 31, 2009 were as follows:

(dollars in thousands)	September 30, 2010
	Amortized	Fair
	Cost	Value

Due in one year or less	$27,924	$28,065
Due after one year through five years	98,032	98,625
Due after five years through ten years	5,218	5,213
Due after ten years	19,350	19,216
Total investment securities	$150,524	$151,119

	December 31, 2009
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	101,964	101,710
Due after five years through ten years	3,296	3,295
Due after ten years	-	-
Total investment securities	$105,260	$105,005

As of September 30, 2010 and December 31, 2009, no investment securities were pledged as collateral.   As of September 30, 2010, $257,000 in unrealized losses was attributable to securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses (on investments in U.S. Government agency securities) which have been in an unrealized loss position for one year or longer as of September 30, 2010, were caused by market interest rate increases subsequent to the purchase of the securities.  Because the Bank has the ability to hold these investments until a recovery in fair value, which may be maturity, these investments are not considered to be other-than-temporarily impaired as of September 30, 2010.

4.           Loans

The balances in the various loan categories are as follows as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(dollars in thousands)	2010	2009

Commercial	$245,894	$253,776
Real estate construction	39,416	20,601
Land loans	9,558	12,763
Real estate other	141,245	149,617
Factoring and asset based lending	105,172	66,660
SBA	60,005	67,629
Other	3,917	5,395
Total gross loans	605,207	576,441
Unearned fee income	(1,509)	(1,452)
Total loan portfolio	603,698	574,989
Less allowance for credit losses	(15,248)	(16,012)
Loans, net	$588,450	$558,977

5.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at September 30, 2010 and December 31, 2009 are comprised of the following:

(dollars in thousands)	September 30, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Leasehold improvements	$5,594	$(3,518)	$2,076
Furniture and fixtures	1,099	(930)	169
Capitalized software	3,178	(2,855)	323
Equipment	2,319	(2,054)	265
Construction in process	-	-	-
Totals	$12,190	$(9,357)	$2,833

	December 31, 2009
		Accumulated	Net book
	Cost	Depreciation	Value

Leasehold improvements	$5,398	$(2,854)	$2,544
Furniture and fixtures	1,059	(863)	196
Capitalized software	3,089	(2,560)	529
Equipment	2,166	(1,869)	297
Construction in process	-	-	-
Totals	$11,712	$(8,146)	$3,566

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

Other Borrowings

There were no other borrowings at September 30, 2010 and December 31, 2009.

As of September 30, 2010, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $217.0 million for which the Company had collateral in place to borrow $34.0 million.  As of September 30, 2010, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million.  At September 30, 2010, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three month periods ended September 30, 2010 and 2009 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Expected life	75 months	75 months	75 months	75 months

Stock volatility	45.00%	28.00%	45.00%	28.00%

Risk free interest rate	2.01%	2.74%	2.57%	2.21%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share - option awards	$4.24	$1.94	$3.62	$1.68

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of September 30, 2010
	Total	Level 1	Level 2	Level 3

Securities available for sale	151,119	$-	$151,119	$-
Cash flow hedge	(2,273)	-	(2,273)	-
Warrant portfolio	717	-	-	717

Total	$149,563	$-	$148,846	$717

(dollars in thousands)	As of December 31, 2009
	Total	Level 1	Level 2	Level 3

Securities available for sale	$105,005	$-	$105,005	$-
Cash flow hedge	(776)	-	(776)	-
Warrant portfolio	729	-	-	729

Total	$104,958	$-	$104,229	$729

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended September 30, 2010.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009 included impaired loans of $19.6 million and $17.0 million, respectively and other real estate owned of $8.6 million and $6.5 million, respectively.  The Company charged-off $1.3 million and $5.8 million during the quarter and nine months ended September 30, 2010, respectively, as a result of impaired loans.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at September 30, 2010 and December 31, 2009.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits, BOLI and cash flow hedge. (see Note 3 for information regarding securities).

(dollars in thousands)	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$17,599	$17,599	$14,893	$14,893
Federal funds sold	125,155	125,155	104,260	104,260
Interest bearing deposits in other banks	3,028	3,032	9,980	9,954
Investments securities	151,119	151,119	105,005	105,005
Loans and leases, gross	603,698	610,290	574,989	589,748
Bank owned life insurance	10,296	10,296	10,001	10,001

Financial liabilities:
Deposits	795,445	793,601	705,046	703,362
Trust preferred securities	17,527	17,751	17,527	8,058
Cash flow hedge	2,273	2,273	776	776

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of September 30, 2010 and December 31, 2009.  The Company did not have any derivative instruments that were assets as of September 30, 2010 and December 31, 2009.

		Fair Value
Derivatives Designated as Hedging	Balance Sheet	September 30,	December 31,
Instruments Under ASC 815-10	Location	2010	2009

Interest rate contracts	Other liabilities	$2,273	$776

Total hedged derivatives		$2,273	$776

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of September 30, 2010, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2010 such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended September 30, 2010 and 2009, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(586,000) and $(398,000), respectively.  During the nine months ended September 30, 2010 and 2009, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(1.7) million and $460,000, respectively.  During the three months ended September 30, 2010 and 2009, $(50,000) and $135,000, respectively was reclassified into earnings related to the effective portion of cash flow hedges.  During the nine months ended September 30, 2010 and 2009, $(42,000) and $487,000, respectively was reclassified into earnings related to the effective portion of cash flow hedges.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2010 and 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $63,000 will be reclassified as an increase to interest income and $523,000 will be reclassified as an increase to interest expense.  During the three and nine months ended September 30, 2010 and 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions related to certain terminated interest rate swaps becoming probable not to occur.  The accelerated amounts for the nine months ended September 30, 2010 were gains of $43,000.  No amounts were accelerated during the third quarter of 2010.  The accelerated amounts for the three and nine months ended September 30, 2009 were gains of $301,000 and $3.2 million, respectively.

The tables below presents the effect of the Company’s derivative financial instruments, interest rate contracts, on the income statement for the three and months ended September 30, 2010 and 2009.

(dollars in thousands)	Interest Income		Non-Interest Income		Total Income
	Three months		Three months		Three months
	ended		ended		ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009

Amount of gain reclassified from AOCI into income - effective portion	$(50)	$135	$-	$301	$(50)	$436

Amount of gain recognized in income on derivative - ineffective portion and amount excluded from effectiveness testing	-	-	-	-	-	-

Total derivative income	$(50)	$135	$-	$301	$(50)	$436

	Interest Income		Non-Interest Income		Total Income
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009

Amount of gain reclassified from AOCI into income - effective portion	$(42)	$487	$43	$3,221	$1	$3,708

Amount of gain recognized in income on derivative - ineffective portion and amount excluded from effectiveness testing	-	-	-	-	-	-

Total derivative income	$(42)	$487	$43	$3,221	$1	$3,708

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

As of September 30, 2010 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.3 million. As of September 30, 2010, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.1 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2010, it would have been required to settle its obligations under the agreements at the termination value.

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

In order to determine the amount of TARP capital that should be allocated to the warrants, the Company calculated a warrant allocation ratio in accordance with accounting guidance.  This ratio is equal to the value of the fair value of the warrants divided by the sum of the fair value of the warrants plus the fair value of the straight preferred stock.  This ratio was then multiplied by the total amount of TARP capital issued resulting in a value of approximately $70,000 being allocated to the warrants (i.e. the discount on the TARP related preferred stock).  The assumed life of the warrants is five years and therefore the discount is being amortized over that time period.  Due to immateriality, the discount is being amortized utilizing the straight-line method.  Additionally, the amortization of the discount has been immaterial to net income available to common shareholders and has had no impact on earnings per common share.

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

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At September 30, 2010 and December 31, 2009, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and nine months ended September 30, 2010 and 2009.

(dollars in thousands, except per share data)
	Three months ended		Nine months ended
	September 30,		September 30,
Statement of Operations Data:	2010	2009	2010	2009

Interest income	$11,369	$10,515	$33,116	$33,951
Interest expense	701	1,523	2,418	5,616
Net interest income	10,668	8,992	30,698	28,335
Provision for credit losses	350	650	2,750	8,300
Net interest income after provision for credit losses	10,318	8,342	27,948	20,035
Other income	1,433	1,689	4,762	8,019
Other expenses	9,268	9,202	28,580	28,008
Income before income taxes	2,483	829	4,130	46
Income taxes	1,161	290	1,688	16
Net income	$1,322	$539	$2,442	$30
Preferred dividends	299	1,064	1,657	3,138
Net Income (loss) available to common shareholders	$1,023	$(525)	$785	$(3,108)

Per Share Data:
Basic earnings (loss) per share	$0.10	$(0.08)	$0.09	$(0.47)
Diluted earnings (loss) per share	0.09	(0.08)	0.08	(0.47)
Shareholders' equity per share	8.13	7.83	8.13	7.83
Cash dividend per common share	-	-	-	-

Balance Sheet Data:
Balance sheet totals (period-end):
Assets	$939,975	$834,828
Loans, net	588,450	555,254
Deposits	795,445	692,059
Shareholders' equity	112,965	108,701

Average balance sheet amounts:
Assets	$907,466	$854,247	$873,068	$874,329
Loans, net	599,566	589,343	583,235	630,354
Deposits	763,874	714,497	730,937	722,275
Shareholders' equity	112,856	109,160	111,305	110,933

Selected Ratios:
Return on average assets	0.58%	0.25%	0.37%	0.00%
Return on average equity	4.65%	1.96%	2.93%	0.04%
Efficiency ratio	76.59%	86.15%	80.60%	77.04%
Risk based capital ratio	18.45%	19.57%
Net chargeoffs to average gross loans	0.04%	0.30%	0.57%	1.58%
Allowance for loan losses to total loans	2.52%	2.95%
Average equity to average assets	12.44%	12.78%	12.75%	12.69%

Summary of Financial Results – Quarter ended September 30, 2010

The Company reported net operating income of $1.3 million for the three months ended September 30, 2010 representing an increase of $783,000, compared to net operating income of $539,000 for the same period one year ago. Net income available to common shareholders was reduced by preferred dividends of $299,000 and $1.1 million during the third quarter of 2010 and 2009, respectively, resulting in earnings per diluted share of $0.09 and a loss per diluted share of $(0.08), respectively.  Preferred dividends decreased $765,000 compared to the same period one year earlier, resulting in quarter to date preferred dividends of $299,000 due to the early conversion of Series B and B-1 preferred shares in March 2010 (see discussion in Capital Resources section under Private Placement).

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	September 30,		Increase
(dollars in thousands)	2010	2009	(Decrease)

Interest income	$11,369	$10,515	$854
Interest expense	701	1,523	(822)

Net interest income	10,668	8,992	1,676
Provision for credit losses	350	650	(300)

Net interest income after provision for credit losses	10,318	8,342	1,976
Other income	1,433	1,689	(256)
Other expenses	9,268	9,202	66
Income before income taxes	2,483	829	1,654

Income taxes	1,161	290	871
Net income	$1,322	$539	$783

Preferred dividends	299	1,064	(765)
Net income (loss) available to common shareholders	$1,023	$(525)	$1,548

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended September 30, 2010 was $10.7 million, which was comprised of $11.4 million in interest income and $701,000 in interest expense. Net interest income for the quarter ended September 30, 2009 was $9.0 million, which was comprised of $10.5 million in interest income and $1.5 million in interest expense.  Net interest income for the quarter ended September 30, 2010 represented an increase of $1.7 million or 18.6% from the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended September 30, 2010 average earning assets of $852.0 million represented an increase of $38.4 million, or 4.72%, compared to $813.6 million for the same period in 2009.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 78.49% during the quarter ended September 30, 2010, which represented a decrease compared to an average of 82.48% for the same quarter of 2009 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the quarters ended September 30, 2010 and September 30, 2009.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended September 30, 2010 was 4.97% compared to 4.38% in the same period one year earlier.  The increase in net interest margin from 2009 to 2010 was primarily a result of a decreased cost of funds.  The negative impact on the Company’s net interest margin from the reversal of foregone interest on nonperforming loans was only 9 basis points in the third quarter of 2010 compared to 29 basis points for the same period in 2009.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended September 30, 2010 and 2009.

	Three months ended September 30,
(dollars in thousands)	2010			2009
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$599,566	7.0%	$10,649	$589,343	6.9%	$10,181
Federal funds sold	112,348	0.2%	66	167,480	0.3%	106
Investment securities	136,014	1.8%	632	35,161	1.3%	117
Other	4,071	2.1%	22	21,591	2.0%	111
Total interest earning assets	851,999	5.3%	11,369	813,575	5.1%	10,515

Noninterest-earning assets:
Cash and due from banks	18,811			15,185
All other assets (3)	36,656			25,487
TOTAL	$907,466			$854,247

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$6,227	0.1%	$1	$4,349	0.1%	$1
Savings	323,358	0.3%	280	280,640	0.6%	435
Time	50,253	1.1%	145	137,139	2.4%	826
Other	17,527	6.2%	275	17,527	5.9%	261
Total interest bearing liabilities	397,365	0.7%	701	439,655	1.4%	1,523

Noninterest-bearing liabilities:
Demand deposits	384,035			292,370
Accrued expenses and other liabilities	13,210			13,062
Shareholders' equity	112,856			109,160
TOTAL	$907,466			$854,247

Net interest income and margin		5.0%	$10,668		4.4%	$8,992

(1)	Loan fee amortization of $1.0 million and $833,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.

(3)	Net of average allowance for credit losses of $15.0 million and $17.7 million, respectively.
The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2010 and 2009.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Three months ended September 30,
	2010 vs. 2009
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$182	$286	$468
Federal funds sold	(32)	(8)	(40)
Investment securities	469	46	515
Other	(95)	6	(89)
Total interest income	523	331	854

Interest expense:
Demand	0	(0)	-
Savings	37	(192)	(155)
Time	(251)	(430)	(681)
Other	-	14	14
Total interest expense	(213)	(609)	(822)

Change in net interest income	$737	$940	$1,676

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

Interest Income

Interest income of $11.4 million in the quarter ended September 30, 2010 represented an increase of $854,000, or 8.1%, from $10.5 million in the same quarter one year earlier.  The average yield on earning assets was 5.29% for the quarter ended September 30, 2010 and 5.13% for the quarter ended September 30, 2009.  The increase in interest income was primarily due to an increase in investment securities and loan balances in addition to higher rates earned on those instruments.

Average gross loans were $599.6 million for three months ended September 30, 2010, an increase of $10.2 million or 1.7% from $589.3 million for the same period one year earlier.  Average loans comprised 70.4% of average earning assets in the three months ended September 30, 2010 compared to 72.4% in the third quarter of 2009.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $252.4 million for the quarter ended September 30, 2010, an increase of $28.2 million or 12.6% from $224.2 million for the three months ended September 30, 2009.

Interest Expense

Interest expense was $701,000 for the quarter ended September 30, 2010, which represented a decrease of $822,000, or 54.0% from $1.5 million for the comparable period of 2009.  The decrease in interest expense primarily reflects lower interest rates paid on liabilities as well as a lower balance of interest-bearing liabilities in the third quarter of 2010 compared to the same period in 2009.  Average interest-bearing liabilities were $397.4 million for the three months ended September 30, 2010, a decrease of $42.3 million, or 9.6%, from $439.7 million for the same period one year earlier.

Average interest bearing deposits were $379.8 million for the quarter ended September 30, 2010, which represented 49.7% of total average deposits and was a decrease of $42.3 million, or 10.0%, from $422.1 million representing 59.1% of total average deposits in the third quarter of 2009.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $17.5 million in the three months ended September 30, 2010 and 2009.

The average rate paid on interest-bearing liabilities of 0.70% in the quarter ended September 30, 2010 compared to 1.37% in the third quarter of 2009.

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

The Company provided $350,000 to the allowance for credit losses for the three months ended September 30, 2010, compared to $650,000 for the same period in 2009.

The Company’s loan charge-offs totaled $1.3 million during the third quarter ended September 30, 2010, compared to $1.7 million for the same period one year earlier.  The Company recognized $1.0 million and $11,000 in loan recoveries for the three months ended September 30, 2010 and 2009, respectively.

The following schedule provides an analysis of the allowance for credit losses for the quarter ended September 30, 2010 and 2009, respectively:

	Three months ended
(dollars in thousands)	September 30,
	2010	2009

Balance, beginning of period	$15,137	$17,968
Provision for credit losses	350	650
Charge-offs	(1,268)	(1,707)
Recoveries	1,029	11
Balance, end of period	$15,248	$16,922

The decrease in the allowance for loan losses of $1.7 million from $16.9 million at September 30, 2009 to $15.2 million at September 30, 2010 is primarily attributable to a decrease in unidentified probable, estimable losses due to proactive loss recognition in the earlier periods of the fiscal year.

Based on an evaluation of the individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending September 30, 2010 and December 31, 2009:

(dollars in thousands)	September 30, 2010		December 31, 2009
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
	Amount	gross loans	Amount	gross loans

Commercial	$4,363	0.8%	$6,313	1.1%
Real estate construction	1,500	0.2%	1,376	0.2%
Land loans	585	0.1%	764	0.1%
Real estate other	5,450	0.9%	5,173	0.9%
SBA	1,566	0.3%	1,175	0.2%
Factoring/ABL	1,702	0.3%	1,061	0.2%
Other	82	0.0%	150	0.0%
	$15,248	2.5%	$16,012	2.8%

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

At September 30, 2010, the Company’s land development portfolio was reduced to $9.6 million with just $2.6 million remaining exposure outside of the primary market area.  Further, over 90% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at September 30, 2010 were $39.4 million with $3.5 million remaining on projects outside of the primary market area.  In addition, at that date $23.7 million, or 60.7%, were loans to finance commercial projects and $5.0 million, or 12.8% were loans to finance residential projects of five or more units.

The aggressive management of credits in this category has resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This has resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Nonperforming loans at September 30, 2010, on average, have been reduced by approximately 19% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.

In response to the elevated level of charge-offs, migration of construction and land portfolios, and general deterioration in economic conditions the Company also increased provisions for potential loans losses and built the reserve to its highest historical level of approximately 2.96% of total loans at June 30, 2009.  Due to recent positive trends in overall loan classifications, reflecting the improving condition of the loan portfolio, combined with new loan production, the Company was able to modestly lower the level of reserves to 2.52% of total loans at September 30, 2010.  Additionally, the Company’s coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 77.63% at September 30, 2010.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analysis.

At September 30, 2010 nonperforming assets represented 3.01% of total assets, compared to 2.79% of total assets on December 31, 2009.  The increase in non-performing assets from year-end 2009 is primarily attributable to one legacy construction loan totaling $6.9 million that was transferred from a Troubled Debt Restructuring (TDR) into non-performing loans as a result of a liquidity covenant violation.  Despite being current on interest payments, as a result of a covenant violation the Company deemed the loan to be collateral dependent and therefore recognized an impairment charge of $800,000 related to this loan in the second quarter of 2010.  The loan continued to remain current as of September 30, 2010 and no additional impairment charges have been taken.  The following summarizes nonperforming assets at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
(dollars in thousands)	2010	2009

Loans accounted for on a non-accrual basis	$19,641	$17,009
Other loans with principal or interest contracturally past due 90 days or more	-	-
Nonperforming loans	19,641	17,009
Other real estate owned	8,625	6,509
Nonperforming assets	$28,266	$23,518

Loans restructured and in compliance with modified terms	4,474	16,834
Nonperforming assets and restructured loans	$32,740	$40,352

The nonperforming assets at September 30, 2010 consisted of loans on nonaccrual or 90 days or more past due totaling $19.6 million, and other real estate owned valued at $8.6 million.  Nonperforming loans at September 30, 2010 were comprised of loans with legal contractual balances totaling approximately $24.4 million reduced by impairment charges of $4.7 million which have been charged against the allowance for credit losses.   As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

The following table sets forth the components of nonperforming loans as of September 30, 2010 (dollars in thousands).

September 30, 2010

Classification	Amount	Collateral

Land	2,379	Lots for retail development in Sacramento County
Land	878	Lots for residential development in Santa Clara County
Land	483	Lots for single family homes in Idaho
Land	208	Lots for residential development in Alameda County
Land	44	Lot for retail development in Sacramento County
Land	33	Lots for single family homes in Calaveras County
	4,025

Construction	3,373	Medical office condos in Santa Clara County
Construction	3,107	Residential Condos in Santa Clara County
	6,480

Real estate other	6,761	Mini storage facility in Santa Cruz County
Real estate other	999	Commercial building-retail - Santa Clara County
Real estate other	436	Single family residence in Calaveras County
Real estate other	308	19 multi-family lots in Calaveras County
Real estate other	189	Single family residence in San Francisco County
Real estate other	135	Industrial warehouse space in Santa Clara County
Real estate other	99	Industrial warehouse space in Santa Clara County
Real estate other	82	Single family residence in Santa Cruz County
Real estate other	18	Commercial - Restaurant in Stanislaus County
	9,027

Commercial	109	Business assets

Total nonperforming loans	$19,641

Included in nonperforming loans at September 30, 2010 are loans totaling $13.4 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of September 30, 2010, previously modified loans totaling $4.5 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

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

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, the Company's construction, land, and other real estate loan portfolios, representing approximately 31.4% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
(dollars in thousands)	2010		2009
	Amount	Percent	Amount	Percent

Depositor service charges	$638	44.5%	$498	29.5%
International fee income	415	29.0%	316	18.7%
Rental income - OREO	109	7.6%	-	0.0%
SBA loan servicing income	104	7.3%	108	6.4%
Increase in value of life insurance		97	6.8%	97
Gain on sale of OREO	-	0.0%	23	1.4%
Other income-cash flow hedge	-	0.0%	301	17.8%
Gain (loss) on sale of SBA loans	(16)	-1.1%	220	13.0%
Other operating income	86	6.0%	126	7.5%

	$1,433	100.0%	$1,689	100.0%

Non-interest income totaled $1.4 million in the third quarter of 2010, a decrease of $256,000 or 15.2% from $1.7 million in the third quarter of 2009.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, gains recognized on sales of SBA loans, and SBA loan servicing income.  The decrease in non-interest income during the quarter ending September 30, 2010 was primarily attributable to a decrease in income generated from cash flow hedges of $301,000 and a decrease in gains related to the sale of SBA loans of $229,000.  The decreases in non-interest income were offset in part by an increase in depositor service charges of $140,000 and an increase in rental income related to OREO properties of $109,000.

For the quarter ended September 30, 2010 service charge income on deposit accounts was $638,000, representing an increase of $140,000, or 28.1%, compared to $498,000 for the same period one year ago.  The increase is attributable to an increase in deposit related analysis charges resulting from an increase in deposit balances.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the third quarter of 2010, the Company recognized $415,000 in international fee income, representing an increase of $99,000, or 31.3%, compared to $316,000 for the same period one year ago. The increase was primarily caused by an increase in client demand for international services as a result of the current economic environment.

During the third quarter of 2010 the Company received $109,000 in rental income on an OREO property it acquired in the second quarter.  As this property was taken into OREO during the current calendar year there was no rental income received in the same period one year earlier.

Revenue from sales of SBA loans is dependent on the Company’s decision to sell versus retain loans as well as consistent origination and funding of new loan volumes, the timing of which may be impacted by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The Company recognized $(9,000) during the third quarter of 2010 for deferred costs on previous sales of SBA loans which compared to actual gains of $220,000 recognized during the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended September 30, 2010 and 2009.

	Three months ended September 30,
(dollars in thousands)	2010		2009
	Amount	Percent	Amount	Percent

Salaries and benefits	$5,103	2.4%	$5,080	2.4%
Occupancy	854	0.4%	897	0.4%
Data processing	719	0.3%	692	0.3%
FDIC/OCC assessments	654	0.3%	468	0.2%
Legal and professional	429	0.2%	431	0.2%
OREO/Loan expense	259	0.1%	248	0.1%
Deposit services	243	0.1%	220	0.1%
Director/shareholder expense	301	0.1%	198	0.1%
Marketing/Advertising	239	0.1%	216	0.1%
Furniture and equipment	158	0.1%	221	0.1%
Other	309	0.1%	531	0.2%

	$9,268	4.4%	$9,202	4.3%

Operating expenses were $9.3 million for the three months ended September 30, 2010, an increase of $66,000 or 0.7% from $9.2 million at September 30, 2009.   As a percentage of average earning assets, other expenses for the three months ended September 30, 2010 and 2009 were 4.4% and 4.3%, respectively, on an annualized basis. In 2010, operating expenses were comprised primarily of salaries and benefits of $5.1 million, which compared to $5.1 million in 2009.  At September 30, 2010, the Company employed 164 full-time equivalents (FTE) compared to 163 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $315,000 and $345,000 to recognize compensation related to stock-based awards in the third quarter of 2010 and 2009, respectively.

In 2008, the FDIC proposed changes to the deposit insurance assessment system that went into effect in the second quarter of 2009.  These changes were intended to apportion a larger percentage of the increase in deposit assessment to institutions categorized as “riskier” based on the four risk categories defined by the FDIC.  Based upon the Company’s risk profile, it is anticipated that the FDIC assessment for 2010 will be approximately $2.7 million compared to approximately $2.6 million (which included a one-time special assessment of $360,000) for the same period one year earlier.  During the third quarter of 2010, the Company recognized $654,000 in regulatory assessments compared to $468,000 for the same period one year earlier.  The increase in regulatory assessments is attributed to participation in the Transaction Guarantee Program as well as FDIC insurance related to increased deposit balances.

Summary of Financial Results – Nine months ended September 30, 2010

The Company reported net operating income of $2.4 million for the nine months ended September 30, 2010 representing an increase of $2.4 million, compared to net operating income of $30,000 for the same period one year ago. Net income available to common shareholders was reduced by preferred dividends of $1.7 million and $3.1 million during the first nine months of 2010 and 2009, respectively, resulting in earnings per diluted share of $0.08 and net loss per diluted share of $(0.47), respectively. Preferred dividends decreased $1.5 million compared to the same period one year earlier, resulting in year to date preferred dividends of $1.7 million due to the early conversion of Series B and B-1 preferred shares in March 2010 (see discussion in Capital Resources section under Private Placement).

The table below highlights the changes in the nature and sources of income and expense.

	Nine months ended
	September 30,		Increase
(dollars in thousands)	2010	2009	(Decrease)

Interest income	$33,116	$33,951	$(835)
Interest expense	2,418	5,616	(3,198)

Net interest income	30,698	28,335	2,363
Provision for credit losses	2,750	8,300	(5,550)

Net interest income after provision
for credit losses	27,948	20,035	7,913
Other income	4,762	8,019	(3,257)
Other expenses	28,580	28,008	572
Income before income taxes	4,130	46	4,084

Income taxes	1,688	16	1,672
Net income	$2,442	$30	$2,412

Preferred dividends	1,657	3,138	(1,481)
Net income (loss) available to
common shareholders	$785	$(3,108)	$3,893

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

Net interest income for the nine months ended September 30, 2010 was $30.7 million, which was comprised of $33.1 million in interest income and $2.4 million in interest expense. Net interest income for the nine months ended September 30, 2009 was $28.3 million, which was comprised of $34.0 million in interest income and $5.6 million in interest expense.  Net interest income for the nine months ended September 30, 2010 represented an increase of $2.4 million or 8.3% from the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income.  For the nine months ended September 30, 2010 average earning assets of $820.4 million represented a decrease of $11.7 million, or 1.4%, compared to $832.1 million for the same period in 2009.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 79.79% during the nine months ended September 30, 2010, which represented a decrease compared to an average of 87.27% for the same period of 2009 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the nine months ended September 30, 2010 and 2009.

The Company’s net interest margin (net interest income divided by average earning assets) for the nine months ended September 30, 2010 was 5.00% compared to 4.55% for the same period one year earlier.  The increase in net interest margin from 2009 to 2010 was primarily a result of a decreased cost of funds. The negative impact on the Company’s net interest margin from the reversal of foregone interest on nonperforming loans was only 14 basis points in the first nine months of 2010 compared to 24 basis points for the same period in 2009.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010			2009
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$583,235	7.1%	$31,053	$630,354	7.0%	$33,218
Federal funds sold	107,604	0.2%	188	169,113	0.2%	300
Investment securities	122,843	1.9%	1,771	14,908	1.3%	146
Other	6,731	2.1%	104	17,723	2.2%	287
Total interest earning assets	820,413	5.4%	33,116	832,098	5.5%	33,951

Noninterest-earning assets:
Cash and due from banks	17,901			18,001
All other assets (3)	34,754			24,230
TOTAL	$873,068			$874,329

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$6,094	0.1%	$5	$4,632	0.1%	$4
Savings	301,765	0.4%	954	298,868	0.8%	1,749
Time	62,713	1.3%	628	137,945	2.7%	2,777
Other	17,600	6.3%	831	29,432	4.9%	1,086
Total interest bearing liabilities	388,172	0.8%	2,418	470,877	1.6%	5,616

Noninterest-bearing liabilities:
Demand deposits	360,365			280,830
Accrued expenses and
other liabilities	13,226			11,689
Shareholders' equity	111,305			110,933
TOTAL	$873,068			$874,329

Net interest income and margin		5.0%	$30,698		4.6%	$28,335

(1)	Loan fee amortization of $2.8 million and $3.2 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $15.6 million and $17.9 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2010 and 2009.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Nine months ended September 30,
	2010 vs. 2009
	Increase (decrease)
	due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$(2,509)	$344	$(2,165)
Federal funds sold	(107)	(5)	(112)
Investment securities	1,556	69	1,625
Other	(170)	(13)	(183)
Total interest income	(1,230)	395	(835)

Interest expense:
Demand	1	(0)	1
Savings	9	(804)	(795)
Time	(753)	(1,396)	(2,149)
Other	(559)	304	(255)
Total interest expense	(1,302)	(1,896)	(3,198)

Change in net interest income	$72	$2,291	$2,363

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

Interest Income

Interest income of $33.1 million in the nine months ended September 30, 2010 represented a decrease of $835,000, or 2.5%, from $34.0 million in the same period one year earlier. The average yield on earning assets was 5.40% for the nine months ended September 30, 2010 and 5.46% for the nine months ended September 30, 2009.  The decrease in interest income was primarily due to a decrease in loan balances.

Average gross loans were $583.2 million for the nine months ended September 30, 2010, a decrease of $47.1 million or 7.5% from $630.4 million for the same period one year earlier.  Average loans comprised 71.1% of average earning assets in the nine months ended September 30, 2010 compared to 75.8% in the first nine months of 2009.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $237.2 million for the nine months ended September 30, 2010, an increase of $35.4 million or 17.6% from $201.7 million for the nine months ended September 30, 2009.

Interest Expense

Interest expense was $2.4 million for the nine months ended September 30, 2010, which represented a decrease of $3.2 million or 56.9% from $5.6 million for the comparable period of 2009.  The decrease in interest expense reflects lower interest rates paid on liabilities in 2010 compared to 2009 as well as a lower balance of interest-bearing deposits.  Average interest-bearing liabilities were $388.2 million for the nine months ended September 30, 2010, a decrease of $82.7 million, or 17.6%, from $470.9 million for the same period one year earlier.

Average interest bearing deposits were $370.6 million for the nine months ended September 30, 2010, which represented 50.7% of total average deposits and was a decrease of $70.8 million, or 16.1%, from $441.4 million representing 61.1% of total average deposits in the first nine months of 2009.
Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $17.6 million in the nine months ended September 30, 2010 compared to $29.4 million for the same period one year earlier.

The average rate paid on interest-bearing liabilities of 0.83% in the nine months ended September 30, 2010 compared to 1.59% in the first nine months of 2009.

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

The Company provided $2.8 million to the allowance for credit losses for the nine months ended September 30, 2010, compared to $8.3 million for the same period in 2009.

The Company’s loan charge-offs totaled $5.8 million during the nine months ended September 30, 2010, compared to $10.3 million for the same period one year earlier.  The Company recognized $2.3 million and $319,000 in loan recoveries for the nine months ended September 30, 2010 and 2009, respectively.

The following schedule provides an analysis of the allowance for credit losses for the nine months ended September 30, 2010 and 2009, respectively:

	Nine months ended
(dollars in thousands)	September 30,
	2010	2009

Balance, beginning of period	$16,012	$18,554
Provision for credit losses	2,750	8,300
Charge-offs	(5,839)	(10,251)
Recoveries	2,325	319
Balance, end of period	$15,248	$16,922

See “Summary of Financial Results – Quarter ended September 30, 2010 – Provision for Credit Losses” for a discussion of the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
(dollars in thousands)	2010		2009
	Amount	Percent	Amount	Percent

Depositor service charges	$1,762	37.0%	$1,394	17.4%
International fee income	1,321	27.7%	1,137	14.2%
Gain on sale of OREO	439	9.2%	700	8.7%
SBA loan servicing income	312	6.6%	316	3.9%
Increase in value of life insurance	295	6.2%	303	3.8%
Rental income - OREO	194	4.1%	-	0.0%
Gain on sale of securities	164	3.4%	-	0.0%
Other income - cash flow hedge	43	0.9%	3,221	40.2%
Gain (loss) on sale of SBA loans	(13)	-0.3%	611	7.6%
Other operating income	245	5.1%	337	4.2%

	$4,762	100.0%	$8,019	100.0%

Non-interest income totaled $4.8 million and $8.0 million in the first nine months of 2010 and 2009, respectively.  Non-interest income generally consists primarily of service charge income on deposit accounts, international income, gains recognized on sales of SBA loans, and SBA loan servicing income.  However, the decrease in non-interest income during the nine months ending September 30, 2010 was primarily attributable to the acceleration of a deferred gain during 2009 on interest rate swaps that had been previously terminated during the fourth quarter of 2008.  The acceleration of the deferred gain during the first nine months of 2010 was $43,000 compared to $3.2 million for the same period one year earlier.

For the nine months ended September 30, 2010 service charge income on deposit accounts was $1.8 million, representing an increase of $368,000, or 26.4%, compared to $1.4 million for the same period one year ago.  The increase is attributable to an increase in deposit accounts and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first nine months of 2010, the Company recognized $1.3 million in international fee income, representing an increase of $184,000, or 16.2%, compared to $1.1 million for the same period one year ago.  The increase was primarily caused by an increase in client demand for international services as a result of the current economic environment.

Revenue from sales of SBA loans is dependent on the Company’s decision to sell versus retain loans as well as consistent origination and funding of new loan volumes, the timing of which may be impacted by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The Company recognized $(6,000) during the first nine months of 2010 for deferred costs on previous sales of SBA loans which compared to actual gains of $611,000 recognized during the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earning assets are set forth in the following table for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,
(dollars in thousands)	2010		2009
	Amount	Percent	Amount	Percent

Salaries and benefits	$15,400	2.5%	$15,749	2.5%
Occupancy	2,534	0.4%	2,634	0.4%
OREO/Loan expense	1,418	0.2%	1,004	0.2%
Data processing	2,113	0.3%	1,840	0.3%
FDIC/OCC assessments	1,840	0.3%	1,306	0.2%
Legal and professional	1,625	0.3%	1,485	0.2%
Director/shareholder expense	825	0.1%	660	0.1%
Marketing/Advertising	697	0.1%	691	0.1%
Deposit services	636	0.1%	814	0.1%
Furniture and equipment	547	0.1%	702	0.1%
Other	945	0.2%	1,123	0.2%

	$28,580	4.7%	$28,008	4.5%

Operating expenses were $28.6 million for the nine months ended September 30, 2010, an increase of $573,000 or 2.0% over $28.0 million for the nine months ended September 30, 2009.   As a percentage of average earning assets, other expenses for the nine months ended September 30, 2010 and 2009 were 7.0% and 6.8%, respectively, on an annualized basis.  In 2010, operating expenses were comprised primarily of salaries and benefits of $15.4 million, which compared to $15.7 million in 2009.  At September 30, 2010, the Company employed 164 FTE compared to 163 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $929,000 and $1.0 million to recognize compensation related to stock based awards in the first nine months of 2010 and 2009, respectively.

As of the filing date of the Company’s Form 10-K for December 31, 2008, the FDIC had proposed changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share (based upon four risk categories).  Based upon the Company’s risk profile, it is anticipated that the FDIC assessment for 2010 will be approximately $2.7 million compared to approximately $2.6 million for the same period one year earlier.  During the first nine months of 2010, the Company recognized $1.8 million in regulatory assessments compared to $1.3 million for the same period one year earlier.  The increase in regulatory assessments was primarily attributed to participation in the Transaction Guarantee Program as well as FDIC insurance related to deposit balances.

Loan/OREO expense was $1.4 million for the first nine months of 2010 compared to $1.0 million for the same period one year earlier.  The increase of $414,000, or 41.2%, was primarily attributable to loan related legal fees and sales related expenses for “other real estate owned”.

Balance Sheet

Total assets of the Company at September 30, 2010 were $940.0 million, an increase of $95.9 million, or 11.4%, as compared to $844.1 million at December 31, 2009.  The increase in total assets was primarily due to a higher balance of investment securities available for sale as a result of liquidity from lower loan balances and increased low cost deposits.

The following table shows the Company’s loans by type and their percentage distribution as of September 30, 2010 and December 31, 2009.

(dollars in thousands)	September 30,	December 31,
	2010	2009

Commercial	$245,894	$253,776
Real estate construction	39,416	20,601
Land loans	9,558	12,763
Real estate other	141,245	149,617
Factoring and asset based lending	105,172	66,660
SBA	60,005	67,629
Other	3,917	5,395
Total gross loans	605,207	576,441
Unearned fee income	(1,509)	(1,452)
Total loans	603,698	574,989
Less allowance for credit losses	(15,248)	(16,012)
Total loans, net	$588,450	$558,977

Commercial	40.6%	44.0%
Real estate construction	6.5%	3.6%
Land loans	1.6%	2.2%
Real estate other	23.3%	26.0%
Factoring and asset based lending	17.4%	11.6%
SBA	9.9%	11.7%
Other	0.6%	0.9%
Total gross loans	100.0%	100.0%

Gross loan balances were $605.2 million at September 30, 2010, which represented an increase of $28.8 million, or 5.0%, as compared to $576.4 million at December 31, 2009. The increase in loans was primarily attributable to growth in the factoring and asset based lending portfolio.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $245.9 million at September 30, 2010, which represented a decrease of $7.9 million, or 3.1%, compared to $253.8 million at December 31, 2009.  At September 30, 2010, commercial loans comprised 40.6% of total loans outstanding compared to 44.0% at December 31, 2009.

The Company’s construction and land development loan portfolio together totaled approximately $49.0 million as of September 30, 2010 compared to $33.4 million as of December 31, 2009, representing an increase of $15.6 million or 46.8%.  Construction and land development loan balances at September 30, 2010 and December 31, 2009 comprised 8.1% and 5.8%, respectively, of total loans.

Other real estate loans decreased $8.4 million or 5.6% to $141.2 million at September 30, 2010 over $150.0 million at December 31, 2009.  The decrease in other real estate loans was comprised entirely of other real estate term loans.  Other real estate loans represented 3.3% of total loans at September 30, 2010 compared to 26.0% at December 31, 2009.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At September 30, 2010, factoring/asset- based loans totaled $105.2 million or 17.4% of total loans, representing an increase of $38.5 million or 57.8%, as compared to $66.7 million or 11.6% of total loans at December 31, 2009.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At September 30, 2010, SBA loans comprised $60.0 million, or 9.9%, of total loans, a decrease of $7.6 million, or 11.3%, from $67.6 million at December 31, 2009. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At September 30, 2010 and December 31, 2009, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At September 30, 2010, other loans totaled $3.9 million as compared to $5.4 million at December 31, 2009.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of September 30, 2010 and December 31, 2009.

(dollars in thousands)	September 30,		December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$432,714	54.39%	$333,171	47.26%
Interest-bearing demand	5,164	0.65%	4,830	0.69%
Money market and savings	311,107	39.12%	275,850	39.13%
Certificates of deposit:
Less than $100	14,288	1.80%	29,782	4.22%
$100 and more	32,172	4.04%	61,413	8.71%

Total deposits	$795,445	100.00%	$705,046	100.00%

Deposits increased $90.4 million or 12.8% from $705.0 million at December 31, 2009 to $795.4 million at September 30, 2010. The increase in deposits was primarily in demand and money market and savings accounts.  As of September 30, 2010, demand deposits and core deposits represented 55.1% and 94.2% of total deposits, respectively.

Leverage

Total gross loan balances at September 30, 2010 were $605.2 million.  The resulting loan to deposit ratio was 76.08%.  Other earning assets at September 30, 2010 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $279.3 million. To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

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

On March 31, 2010, the Company strengthened its capital position with the completion of an early conversion of the Series B and B-1 preferred shares.  As a result of the conversion, the Company issued a total of 3,710,289 shares of its common stock and convertible promissory notes in the aggregate principal amount of $789,860.75 (the “Notes”) upon conversion of the Preferred Stock and as payment of all accrued but unpaid dividends thereon through September 30, 2010 pursuant to an agreement dated as of March 23, 2010.  The effective conversion price of the Series B and B-1 Preferred was $8.46 per share, which was the closing price of the common stock reported on the Nasdaq Global Select Market on the date of the agreement.

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

The Company’s Tier 1 capital at September 30, 2010 was $131.1 million, which was comprised of preferred equity up to the allowable limit of $23.9 million, $74.3 million of capital stock and surplus, $15.9 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at September 30, 2010 and December 31, 2009 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of September 30,		As of December 31,
(dollars in thousands)	2010		2009
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$131,070	17.18%	$106,489	15.26%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$45,772	6.00%	$41,861	6.00%

Total Capital	$140,676	18.45%	$135,678	19.45%
(to Risk Weighted Assets)
Total capital minimum requirement	$76,286	10.00%	$69,768	10.00%

Company Leverage
Tier 1 Capital	$131,070	14.44%	$106,489	12.53%
(to Average Assets)
Tier 1 capital minimum requirement	$45,373	5.00%	$42,494	5.00%

Bank Capital Ratios
Tier 1 Capital	$114,797	14.98%	$110,517	15.85%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$45,978	6.00%	$41,837	6.00%

Total Capital	$124,440	16.24%	$119,323	17.11%
(to Risk Weighted Assets)
Total capital minimum requirement	$76,630	10.00%	$69,728	10.00%

Bank Leverage
Tier 1 Capital	$114,797	12.65%	$110,517	13.01%
(to Average Assets)
Tier 1 capital minimum requirement	$45,363	5.00%	$42,459	5.00%

The Company and the Bank were considered well capitalized at September 30, 2010.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.   At September 30, 2010 and December 31, 2009, liquid assets as a percentage of deposits were 37.3% and 33.2%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $25.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At September 30, 2010, there were no balances outstanding on these lines.  Additionally, as of September 30, 2010, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $129.0 million for which the Company had collateral in place to borrow $37.0 million.  As of September 30, 2010, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at September 30, 2010, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of September 30, 2010
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$125,155	$-	$-	$-	$-	$125,155
Interest bearing deposits in
other banks	490	768	1,770	-	-	3,028
Investment securities	6,430	11,184	10,835	74,155	48,515	151,119
Loans	168,717	59,722	76,460	159,654	140,654	605,207
Total earning assets	$300,792	$71,674	$89,065	$233,809	$189,169	$884,509

Interest checking, money
market and savings	316,271	-	-	-	-	316,271
Certificates of deposit:
Less than $100,000	7,655	7,897	5,997	389	-	21,938
$100,000 or more	12,578	8,327	3,365	252	-	24,522
Total interest-bearing liabilities	$336,504	$16,224	$9,362	$641	$-	$362,731

Interest rate gap	$(35,712)	$55,450	$79,703	$233,168	$189,169	$521,778
Cumulative interest rate gap	$(35,712)	$19,738	$99,441	$332,609	$521,778

Interest rate gap ratio	(0.12)	0.77	0.89	1.00	1.00
Cumulative interest rate
gap ratio	(0.12)	0.05	0.22	0.48	0.59

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at September 30, 2010 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at September 30, 2010 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at September 30, 2010 and December 31, 2009. At September 30, 2010, approximately 76.7% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of September 30, 2010
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$245,894	$124,284	$101,845	$19,765
SBA	60,005	1,151	1,133	57,721
Real estate construction	39,416	18,219	15,182	6,015
Land loans	9,558	4,655	1,649	3,254
Real estate-other	141,245	21,123	41,437	78,685
Factoring / Asset-Based Lending	105,172	91,698	13,474
Other	3,917	2,316	1,601
Total loans	$605,207	$263,446	$176,321	$165,440

	As of December 31, 2009
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$253,776	$143,154	$86,671	$23,951
Real estate construction	20,601	19,302		1,299
Real estate land	12,763	9,519	1,038	2,206
Real estate other	149,617	22,217	46,696	80,704
Factoring and asset based lending	66,660	61,540	5,120	-
SBA	67,629	3,843	2,304	61,482
Other	5,395	4,567	828	-
Total loans	$576,441	$264,142	$142,657	$169,642

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of September 30, 2010 those guarantees include the following:

•	Standby Letters of Credit in the amount of $16.9 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

(dollars in thousands)	As of September 30, 2010
	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Long-term contracts	$711	$711	$-	$-	$-

Operating leases	9,948	1,474	3,416	3,171	1,887

Total	$10,659	$2,185	$3,416	$3,171	$1,887

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2010, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

(a) Exhibits

See Index to Exhibits at page 48 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: November 4, 2010	By:	/s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2010	By:	/s/ Thomas A. Sa

Thomas A. Sa
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

(3.6)	Bylaws as amended through May 21, 2009

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350