Form 10-K
period 2010-12-31
Bridge Capital Holdings
filed 2011-03-07
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                         December 31, 2010                  or

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
Yes ☒  No  ☐

Indicate be check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Bridge Capital Holdings was $57,246,453 as of June 30, 2010.

As of March 1, 2011, Bridge Capital Holdings had 14,611,611 shares of common stock outstanding.

Documents incorporated by reference: The Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

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

PART 1

Item 1.  Business

General

Bridge Capital Holdings (the “Company”) is a bank holding company.  The Company was incorporated in the State of California on April 6, 2004 for the purpose of becoming the holding company for its subsidiary, Bridge Bank, National Association (the “Bank”).  As a bank holding company, the Company is supervised by the Board of Governors of the Federal Reserve System (the “FRB”).

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

In 2002, the Bank opened a full-service branch office in Palo Alto, California.  Also in 2002, it established a U.S. Small Business Administration Lending Group and launched Bridge Capital Finance Group, a factoring and asset-based lending group. In 2003, the Bank opened an office in downtown San Jose.  In 2005, the Bank launched its Technology Banking Group and the International Banking Group.  In addition, the Bank operates loan production offices in San Francisco and Pleasanton, California, Dallas, Texas and Reston, Virginia.

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

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns.  They also perform services, such as trust services, discount brokerage and insurance services, which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers.  For borrowers requiring loans in excess of the Bank's legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit.  As of December 31, 2010, the Bank's unsecured legal lending limit to a single borrower and such borrower's related parties was $18.9 million based on regulatory capital of $125.7 million.  However, for risk management purposes, the Bank has established internal policies, which at present provide lending limits that are less than the Bank’s legal lending limit.

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

Supervision and Regulation

General

The Company and the Bank are subject to extensive regulation under both federal and state law.  This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and the banking system as a whole, and not the protection of shareholders of the Company.  Set forth below is a summary description of the significant laws and regulations applicable to the Company and the Bank.  The description is qualified in its entirety by reference to the applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:

Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act also requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.  The Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  It also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions. Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives  notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered take into consideration credit exposure to derivatives transactions. For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders. Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

On February 10, 2011, the Company received notification from the Treasury that it had been approved to redeem the Treasury's investment in Bridge Capital Holdings under the Capital Purchase Program.  The Company’s redemption is in process and is being made from existing cash at the holding company.  The redemption will be completed prior to the end of the first quarter of 2011.

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

Bank Holding Company Act

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  As a bank holding company, the Company is subject to examination by the FRB and is subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries.  The Company may, of course, manage or control banks.  Generally, however, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in non-banking activities, unless the FRB finds such activities to be "so closely related to banking" as to be deemed "a proper incident thereto" within the meaning of the BHCA.  As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for “well managed” companies, prior written notice to) the FRB.

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

Securities and Exchange Commission

Under Section 13 of the Securities Exchange Act of 1934 (“Exchange Act”) and the Securities and Exchange Commission’s (SEC’s) rules, the Company must electronically file periodic and current reports as well as proxy statements with the SEC.  The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), and Form 8-K (Current Report).  The Company may prepare additional filings as required.  The SEC maintains an Internet site, http://www.sec.gov, at which all forms filed electronically may be accessed.  Our SEC filings are also available on our website at http://www.bridgebank.com ..

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

Regulation of the Bank

The Bank is regulated and supervised by the Comptroller and is subject to periodic examination by the Comptroller.  Deposits of the Bank's customers are insured by the FDIC up to the maximum limit of $250,000 and unlimited for certain non-interest bearing deposits accounts; and, as an insured bank, the Bank is subject to certain regulations of the FDIC.  As a national bank, the Bank is a member of the Federal Reserve System and is also subject to the regulations of the FRB.

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

Sections 23A and 23B and Regulation W limit transactions between a bank and its affiliates and limit a bank’s ability to transfer to its affiliates the benefits arising from the bank's access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system.  The statute and regulation impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a non-affiliate if an affiliate benefits from the transaction).  However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

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

At December 31, 2010, the Company and the Bank have capital ratios that place them in the “well capitalized” category. See Footnote 16 to the Bank’s Financial Statements included under Item 8 of this Annual Report.

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

The primary source of funds for payment of any dividends by the Company to its shareholders will be the receipt of dividends and management fees from the Bank.  FDIC policies generally allow cash dividends to be paid only from net operating income, and do not permit dividends to be paid until an appropriate allowance for loans and lease losses has been established and overall capital is adequate.  See “Supervision and Regulation – Capital Adequacy Requirements” for additional discussion regarding capital adequacy.

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

Institutions with $250 million or more in assets are required to compile and report data on their lending activities to measure the performance of their loan portfolio.  Some of this data is already required under other laws, such as the Equal Credit Opportunity Act.  Institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan.  A strategic plan must be submitted to the institution’s regulator three months before its effective date and must be published for public comment.

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

Deposit Insurance Coverage and Premiums

The Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC.  Deposits at the Bank are insured up to the applicable limits by the FDIC.

In 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”), which includes the Transaction Account Guarantee Program, which provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts and certain funds swept into noninterest-bearing savings accounts (“TAGP”).  The TAGP was originally scheduled to expire on December 31, 2009, was initially extended through June 30, 2010 and on April 13, 2010 was again extended through December 31, 2010.  Through December 31, 2009, institutions participating in the TAGP paid a 10 basis point fee (annualized) on the balance of each covered account in excess of $250,000.  This fee was increased to 15 to 25 basis points beginning January 1, 2010.  The enactment of the Dodd-Frank Act effectively extended the TAGP through December 31, 2012, as the Dodd-Frank Act extends full deposit insurance coverage to non-interest bearing transaction accounts, effective January 1, 2011 through December 31, 2012.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by 3 basis points effective January 1, 2011.

The Dodd-Frank Act requires the FDIC to amend its regulations to define the assessment base against which deposit insurance premiums are calculated as a depository institution’s average total consolidated assets less the institution’s average tangible equity.  Assessment rates on this larger assessment base will initially range from 5 to 35 basis points.  After potential adjustment for certain risk elements, the range will be 2.5 to 45 basis points.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which is due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

The Dodd-Frank Act increased the minimum reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) from 1.15% of estimated deposits to 1.35% of estimated deposits (or a comparable percentage of the asset-based assessment base described above).  The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio when setting assessments for insured depository institutions with less than $10 billion in total consolidated assets, including the Bank. The FDIC has until September 30, 2020 to achieve the new minimum reserve ratio of 1.35%.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarterly period ended December 31, 2009, the Financing Corporation assessment equaled 1.02 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.
The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.

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

There can be no assurance that the recently enacted Dodd-Frank Act, Emergency Economic Stabilization Act of 2008 (“EESA”) and American Recovery and Reinvestment Act (“ARRA”) will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the EESA, which evolved from the U.S. Treasury’s initial proposal in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. This was followed by the ARRA on February 17, 2009 and the Dodd-Frank Act on July 21, 2010.  The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system.  There can be no assurance, however, as to the actual impact that the Dodd-Frank Act, EESA or ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the Dodd-Frank Act, EESA or ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

Market and Interest Rate Risks

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

Bridge Capital Holdings' operations are concentrated geographically in California, and poor economic conditions in California may cause us to incur losses.

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

As noted above, on October 3, 2008, President Bush signed into law the EESA, which evolved from the U.S. Treasury’s initial proposal in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. This was followed by the ARRA on February 17, 2009 and the Dodd-Frank Act on July 21, 2010.  Each of these laws contains provisions that allow for significantly increased supervisory activities and many new studies and regulations.  We can give no assurance as to what form these regulations might take or whether and when they could be invoked.  The laws also set limits on executive compensation which may adversely impact our ability to attract and/or retain qualified executives.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

At December 31, 2010, the Company’s operations included facilities as follows:

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

In addition, the Bank operates loan production offices in San Francisco and Pleasanton, California, Dallas, Texas and Reston, Virginia.

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

	Sales Price of
	Common Stock (1)
Three Months Ended	Low	High

March 31, 2008	$17.77	$22.43
June 30, 2008	$11.73	$21.28
September 30, 2008	$9.00	$14.04
December 31, 2008	$3.30	$11.46

March 31, 2009	$3.70	$7.55
June 30, 2009	$4.50	$6.39
September 30, 2009	$5.25	$7.31
December 31, 2009	$6.45	$7.47

March 31, 2010	$6.85	$9.15
June 30, 2010	$8.96	$11.49
September 30, 2010	$8.64	$9.44
December 31, 2010	$8.05	$9.19

(1) Prices represent the actual trading history on the Nasdaq Capital Market.  Additionally, since trading in the Company’s common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company had 242 common shareholders of record as of December 31, 2010.

The Company's shareholders are entitled to receive dividends, when and as declared by its Board of Directors, out of funds legally available, subject to statutory, regulatory, and contractual restrictions.  See “Supervision and Regulation – Payment of Dividends” for additional discussion regarding dividends.  A California corporation such as Bridge Capital Holdings generally may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.

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

The following chart reflects the total return performance of the Company’s common stock for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

Item 6.  Selected Financial Data

The following table presents certain consolidated financial information concerning the business of the Company.  This information should be read in conjunction with the Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

(dollars in thousands, except per share data)	As of and for the year ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Interest income	$45,188	$44,572	$58,692	$66,745	$52,962
Interest expense	3,071	6,763	13,827	19,160	14,271
Net interest income	42,117	37,809	44,865	47,585	38,691
Provision for credit losses	(4,700)	(9,200)	(31,520)	(2,275)	(1,372)
Net interest income after provision
for credit losses	37,417	28,609	13,345	45,310	37,319
Other income	6,849	10,312	9,971	6,713	3,837
Other expenses	(39,720)	(38,071)	(36,318)	(33,574)	(27,279)
Income before income taxes	4,546	850	(13,002)	18,449	13,877
Income taxes	(1,955)	585	5,661	(7,583)	(5,243)
Net income (loss)	$2,591	$1,435	$(7,341)	$10,866	$8,634
Preferred Dividends	1,955	4,203	152	-	-
Net income (loss) available to
common shareholders	$636	$(2,768)	$(7,493)	$10,866	$8,634

Per Share Data:
Basic income (loss) per share	$0.06	$(0.42)	$(1.15)	$1.70	$1.38
Diluted income (loss) per share	0.06	(0.42)	(1.15)	1.57	1.27
Book value per common share	8.16	7.81	8.51	10.04	7.77
Cash dividend per common share	-	-	-	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$1,029,731	$844,067	$947,596	$774,832	$721,979
Loans, net	634,557	558,977	679,451	642,265	531,956
Deposits	847,946	705,046	777,245	671,356	644,987
Shareholders' equity	142,303	109,314	112,490	65,084	49,094

Average balance sheet amounts:
Assets	$897,140	$868,166	$831,958	$750,538	$606,506
Loans, net	573,173	593,352	671,065	581,253	458,648
Deposits	751,119	719,001	725,952	665,925	535,472
Shareholders' equity	114,624	110,447	67,551	56,192	44,646

Selected Ratios:
Return on average equity	2.26%	1.30%	-10.87%	19.34%	19.34%
Return on average assets	0.29%	0.17%	-0.88%	1.45%	1.42%
Efficiency ratio	81.12%	79.12%	66.23%	61.83%	64.14%
Total risk based capital ratio	20.87%	19.45%	16.90%	11.67%	11.74%
Net chargeoffs (recoveries) to average
gross loans	0.85%	1.92%	3.14%	0.17%	0.00%
Allowance for loan losses to total
gross loans	2.39%	2.78%	2.65%	1.32%	1.36%
Average equity to average assets	12.78%	12.72%	8.12%	7.49%	7.36%

Item  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Sale of SBA Loans

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At December 31, 2010 and December 31, 2009, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Operating Results

The Company reported net operating income of $2.6 million for the twelve months ended December 31, 2010 representing an increase of $1.2 million, compared to net operating income of $1.4 million for the same period one year ago.  Net income available to common shareholders was reduced by preferred dividends of $2.0 million and $4.2 million during the years ended 2010 and 2009, respectively, resulting in earnings per diluted share of $0.06 and a loss per diluted share of $(0.42), respectively.  For the year ended December 31, 2008, the Company reported an operating loss of $(7.3) million.  Net income available to common shareholders was reduced by preferred dividends of $152,000 resulting in a loss per diluted share of $(1.15) for the year ended December 31, 2008.

The increase in earnings during 2010 compared to 2009 resulted primarily from a decrease in provision for credit losses and a decrease in interest expense related to deposits.  The increase in earnings during 2009 compared to 2008 resulted primarily from a decrease in provision for credit losses.  See the specific sections below for details regarding these changes.

Net Interest Income and Margin

Net interest income is the principal source of the Company’s operating earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities.  The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the three years ended December 31, 2010, 2009 and 2008.

AVERAGE BALANCES, RATES AND YIELDS

(dollars in thousands)	Year Ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Interest earning assets (2):
Loans (1)	$590,334	$42,071	7.1%	$612,318	$43,350	7.1%	$686,107	$56,302	8.2%
Federal funds sold	112,940	263	0.2%	167,434	395	0.2%	74,635	1,066	1.4%
Interest bearing deposits	5,775	121	2.1%	16,843	363	2.2%	3,757	119	3.2%
Investment securities	134,349	2,733	2.0%	28,259	464	1.6%	24,218	1,205	5.0%
Total earning assets	843,398	45,188	5.4%	824,854	44,572	5.4%	788,717	58,692	7.4%

Noninterest earning assets:
Cash and due from banks	18,792			17,965			18,638
All other assets (3)	34,950			25,347			24,603
TOTAL	$897,140			$868,166			$831,958

Liabilities and
shareholders' equity
Interest-bearing liabilities:
Deposits:
Demand	$6,079	6	0.1%	$4,776	5	0.1%	$5,139	12	0.2%
Savings	306,461	1,223	0.4%	292,464	2,150	0.7%	380,460	8,155	2.1%
Time	58,285	736	1.3%	128,367	3,261	2.5%	111,834	4,259	3.8%
Other	17,622	1,106	6.3%	26,431	1,347	5.1%	28,554	1,401	4.9%
Total interest-bearing
Liabilities	388,447	3,071	0.8%	452,038	6,763	1.5%	525,987	13,827	2.6%

Noninterest-bearing liabilities:
Demand deposits	380,295			293,394			228,519
Accrued expenses and
other liabilities	13,775			12,287			9,901
Shareholders' equity	114,623			110,447			67,551
TOTAL	$897,140			$868,166			$831,958

Net interest income
and margin		$42,117	5.0%		$37,809	4.6%		$44,865	5.7%

1)	Includes amortization of loan fees of $4.1 million for 2010, $4.3 million for 2009 and $5.5 million for 2008. Nonperforming loans have been included in average loan balances.

2)	Interest income is reflected on an actual basis, not on a fully taxable equivalent basis. Yields are based on amortized cost.

3)
Net of average allowance for credit losses of $15.6 million and average deferred loan fees of $1.5 million for 2010, $17.5 million and average deferred loan fees of $1.4 million for 2009 and $13.3 million and $1.8 million for 2008, respectively.

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

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2010, 2009 and 2008:

(dollars in thousands)	Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (decrease)			Increase (decrease)
	due to change in			due to change in
	Average	Average	Total	Average	Average	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans	$(1,566)	$287	$(1,279)	$(5,224)	$(7,728)	$(12,952)
Federal funds sold	(127)	(5)	(132)	219	(890)	(671)
Other	(232)	(10)	(242)	282	(38)	244
Investment securities	2,158	111	2,269	66	(807)	(741)
Total interest income	233	383	616	(4,656)	(9,464)	(14,120)

Interest expense:
Demand	1	(0)	1	(0)	(7)	(7)
Savings	56	(983)	(927)	(646)	(5,359)	(6,005)
Time	(885)	(1,640)	(2,525)	420	(1,418)	(998)
Other	(552)	312	(241)	(108)	54	(54)
Total interest expense	(1,380)	(2,312)	(3,692)	(334)	(6,729)	(7,064)

Change in net interest income	$1,613	$2,695	$4,308	$(4,322)	$(2,735)	$(7,056)

Net interest income was $42.1 million in 2010, comprised of $45.2 million in interest income and $3.1 million in interest expense.  Net interest income was $37.8 million in 2009, comprised of $44.6 million in interest income and $6.8 million in interest expense.  The increase of $4.3 million in net interest income in 2010 was primarily due to a decrease of $3.7 million in interest expense in addition to an increase of $0.6 million in interest income.

The decrease of $7.1 million in net interest income in 2009 was primarily due to a decrease of $14.1 million in interest income, offset, in part, by a decrease of $7.1 million in interest expense.

The net interest margin (net interest income divided by average earning assets) was 5.0% for the year ended December 31, 2010, as compared to 4.6% for the year ended December 31, 2009 and 5.7% for 2008.  The increase in net interest margin in 2010 was primarily the result of a lower cost of funds, an increase in earning assets, and a decrease in average nonperforming loans, offset in part by decreased leverage.  Nonperforming loans had a negative impact on net interest margin of only 14 basis points compared to 24 basis points in 2009 and 15 basis points in 2008.

The decline in net interest margin in 2009 compare to 2008 was primarily the result of a decrease in short term interest rates, a decrease in income from interest rate swaps, an increase in nonperforming loans, and decreased balance sheet leverage.  During the year ended December 31, 2009, the net settlement from interest rate swaps contributed $0.4 million to support net interest income compared to $2.0 million for the year ended December 31, 2008.

Average loans represented 70.0% of average earning assets in 2010 compared to 74.2% in 2009 and 87.0% in 2008.  In addition, in 2010 the Bank’s ratio of average loans to average deposits was 78.6% down from 85.2% in 2009 and 94.5% in 2008 reflecting faster deposit funding relative to loan growth during the year.

Net interest income is the principal source of the Company’s operating earnings.  Significant factors affecting net interest income are: rates, volumes and mix of the loan, investment and deposit portfolios and changes in short-term interest rates. The interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25%, 3.25% and 5.09% for the years ended 2010, 2009, and 2008, respectively.

Interest Income

For the year ended December 31, 2010, the Company reported interest income of $45.2 million, an increase of $0.6 million or 1.4% over $44.6 million reported in 2009.  The increase in interest income primarily reflects a substantial increase in the average securities portfolio of $106.1 million over $28.3 million in 2009; this was partially offset by a decrease in the average loan portfolio in 2010 of $22.0 million from $612.3 million in 2009.  In addition, a higher rate of interest was earned on both of these instruments during 2010.  Average earning assets were $843.4 million for the year ended December 31, 2010 an increase of $18.5 million, or 2.3%, over $824.9 million for the year ended December 31, 2009.

For the year ended December 31, 2009, the Company reported interest income of $44.6 million, a decrease of $14.1 million, or 24.1%, over $58.7 million reported in 2008.  The decrease in interest income primarily reflects a decrease in short term interest rates, a decrease in income from interest rate swaps, and an increase in non-performing assets. Average earning assets were $824.9 million for the year ended December 31, 2009 an increase of $36.1 million or 4.6% over $788.7 million for the year ended December 31, 2008.

Interest Expense

Interest expense was $3.1 million for the year ended December 31, 2010, which represented a decrease of $3.7 million or 54.6% compared to $6.8 million for the year ended December 31, 2009.  The decrease in interest expense reflects the lower interest rates paid on liabilities as well as a lower balance of interest-bearing liabilities in 2010 compared to 2009.  Average interest-bearing liabilities were $388.4 million for the year ended December 31, 2010, a decrease of $63.6 million or 14.1% from $452.0 million for the year ended December 31, 2009.

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

Credit Risk and Provision for Credit Losses

The Bank maintains an allowance for credit losses which is based, in part, on the loss experience of the Bank and the California banking industry, the impact of economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans.  Based on management’s evaluation of such risks, additions of $4.7 million, $9.2 million, and $31.5 million were made to the allowance for credit losses in 2010, 2009 and 2008, respectively.  The significant increase in provision for 2008 came in response to increased risk posed by significant deterioration in real estate values and economic conditions generally, in addition to charge offs taken on specifically identified exposures in real estate loans. During 2010, the Bank had $8.2 million in charge offs, and had recoveries of $3.0 million as compared to $12.8 million in charge offs and recoveries of $1.1 million in 2009.  During 2008, the Bank had $21.7 million in charge offs and $120,000 in recoveries.  The allowance for credit losses was $15.5 million representing 2.39% of total loans at December 31, 2010, as compared to $16.0 million representing 2.78% of total loans at December 31, 2009 and $18.6 million representing 2.65% of total loans at December 31, 2008.

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for inherent losses in the loan portfolio.  However, the Bank's loan portfolio, which includes approximately $188.4 million in real estate loans, representing approximately 28.9% of the portfolio, could be adversely affected if California economic conditions continue to contract and the real estate market in the Bank's market area were to further weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and Other Real Estate Owned (“OREO”) and the level of the allowance for loan losses, which could adversely affect the Bank's future growth and profitability.

See “Allowance for Loan Losses” for additional discussion regarding the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2010, 2009 and 2008:
(dollars in thousands)	Year Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent

Service charges on deposit accounts	$2,417	35.3%	$1,900	18.4%	$1,166	11.7%
International fee income	1,785	26.1%	1,583	15.4%	1,830	18.4%
Gain on sale of OREO	1,011	14.8%	1,628	15.8%	161	1.6%
SBA loan servicing fee income	380	5.5%	436	4.2%	445	4.5%
Increase in value-bank owned life insurance	392	5.7%	421	4.1%	400	4.0%
Gain on sale of securities	165	2.4%	-	0.0%	711	7.1%
Off-balance sheet management fee	63	0.9%	158	1.5%	351	3.5%
Other income-cash flow hedge	48	0.7%	3,286	31.9%	3,870	38.8%
Warrant income	36	0.5%	81	0.8%	3	0.0%
Gain on sale of SBA loans	-	0.0%	615	6.0%	603	6.0%
Other non-interest income	552	8.2%	204	2.1%	431	4.3%

	$6,849	100.0%	$10,312	100.0%	$9,971	100.0%

Non-interest income totaled $6.8 million in 2010, a decrease of $3.5 million or 33.6% over $10.3 million in 2009.  Non-interest income of $10.3 million in 2009 represented an increase of $0.3 million or 3.4% over $10.0 million in 2008.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, gain on sales of OREO and gains recognized on sales of SBA loans.  However, the decrease in non-interest income during the year ending December 31, 2010 was primarily attributable to the decrease in cash flow hedge of $3.3 million.  In 2010, the Company did not recognize any benefit from acceleration of deferred gains on terminated interest rate swaps; whereas in 2009 and 2008, the Company recognized $3.3 million and $3.9 million, respectively, due to the termination of interest rate swaps having a combined notional value of $100.0 million.

The increase in non-interest income in 2009 compared to 2008 was primarily attributable to the increase in gain on sale of OREO of $1.5 million.   During 2010, 2009, and 2008, the Company recognized $1.0 million, $1.6 million, and $161,000, respectively, in gains on the sale of OREO properties.

For the year ended December 31, 2010 service charge income on deposit accounts was $2.4 million, representing an increase of $517,000, or 27.2%, compared to $1.9 million for the same period one year ago.  The service charge income on deposit accounts for 2009 compared to $1.2 million in 2008, representing an increase of $734,000 or 63.0%.  The increase in 2010 and 2009 was attributable to an increase in deposit accounts and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During 2010, the Company recognized $1.8 million in international fee income, representing an increase of $202,000, or 12.8%, compared to $1.6 million for the same period one year ago.  The increase was primarily caused by an increase in client demand for international services as a result of the recovering economic environment.  The international fee income for 2009 compared to $1.8 million in 2008, representing a decrease of $247,000, or 13.5%.  The decrease was primarily caused by a decrease in client demand as result of the depressed economic market in 2009.

Revenue from sales of SBA loans is dependent on the Company’s decision to sell versus retain loans as well as consistent origination and funding of new loan volumes, the timing of which may be impacted by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The Company did not recognize any gains of sales of SBA loans during 2010 compared to gains of $615,000 and $603,000 recognized during 2009 and 2008, respectively.

Non-interest Expenses

The components of other expense as a percentage of average assets are set forth in the following table for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
(dollars in thousands)	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent

Salaries and benefits	$21,292	2.4%	$20,286	2.3%	$21,399	2.6%
Occupancy	3,343	0.4%	3,457	0.4%	3,608	0.4%
Data services	2,913	0.3%	2,526	0.3%	2,439	0.3%
Professional services	2,106	0.2%	1,939	0.2%	1,174	0.1%
Assessments	2,500	0.3%	2,629	0.3%	665	0.1%
OREO expense	1,975	0.2%	1,231	0.1%	589	0.0%
Deposit services/supplies	909	0.1%	1,015	0.1%	725	0.1%
Marketing	1,012	0.1%	916	0.1%	1,312	0.2%
Director/Shareholder expenses	1,273	0.1%	916	0.1%	1,078	0.1%
Furniture and equipment	699	0.1%	920	0.1%	982	0.1%
Other	1,698	0.2%	2,236	0.3%	2,347	0.4%

	$39,720	4.4%	$38,071	4.4%	$36,318	4.4%

Non-interest expenses were $39.7 million in 2010 as compared to $38.1 million in 2009 and $36.3 million in 2008.  Non-interest expense increased approximately $1.6 million in 2010 compared to 2009.  This increase was primarily attributable to increased salaries and benefits, data services, OREO expense, and director/shareholder expenses.  Non-interest expense increased approximately $1.8 million in 2009 compared to 2008.  This increase was primarily attributable to increased assessments, professional services and OREO expense.  Non-interest expenses measured as a percentage of average assets were 4.4% in 2010, 2009 and 2008.

Salaries and related benefits was the largest component of the Bank’s non-interest expense.  Salaries and benefits were $21.3 million for the year ended December 31, 2010 as compared to $20.3 million and $21.4 million for the years ended December 31, 2009 and 2008, respectively.  The Bank had 170 FTE at December 31, 2010 as compared to 164 FTE at December 31, 2009 and 171 FTE at December 31, 2008.  The increase in salaries and related benefits in 2010 compared to 2009 was primarily attributable to the increase in full time equivalent employees (FTE), and conversely, the decrease in salaries and benefits expense in 2009 versus 2008 was primarily attributable to the decrease in full time equivalent employees.  Additionally, salaries and related benefits for 2010 included an increase in commissions and incentive compensation directly related to increased loan and deposit production during the current year.

Occupancy expense for the year ended December 31, 2010 was $3.3 million and represented a decrease of approximately $114,000 from $3.5 million for the prior year.  The decrease in occupancy expense was primarily attributed to the termination of the Santa Clara lease in the fourth quarter of 2009.  Occupancy expense for the year ended December 31, 2009 represented a decrease of approximately $151,000 over $3.6 million for the prior year.  The decrease was again primarily due to the termination of the Santa Clara lease in the fourth quarter of 2009.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense in 2010 was $2.9 million which represented an increase of approximately $387,000 over $2.5 million one year earlier.  Data processing expense in 2009 was $2.5 million which represented an increase of approximately $86,000 over $2.4 million one year earlier.  The increase in data processing in both years was primarily due to an increase in deposit transaction volumes.

Legal and professional expenses were $2.1 million for the years ended December 31, 2010, which represents a $167,000 increase over $1.9 million one year earlier.   Legal and professional expenses were $1.2 million for the year ended December 31, 2008.   The increase in legal and professional expenses was primarily due to loan related legal fees.

In 2008, the FDIC proposed changes to the deposit insurance assessment system that went into effect in the second quarter of 2009.  These changes were intended to apportion a larger percentage of the increase in deposit assessment to institutions categorized as “riskier” based on the four risk categories defined by the FDIC.  Based upon the Company’s risk profile under the new assessment system, the Company’s FDIC assessments for 2010 were $2.5 million and $2.6 million for 2009, compared to $665,000 under the previous assessment system in 2008.  However, the increase in regulatory assessments during 2010 and 2009 was primarily attributed to participation in the Transaction Guarantee Program as well as FDIC insurance related to deposit balances.

OREO expense for the year ended December 31, 2010 was $2.0 million, which represents an increase of $744,000 over $1.2 million for the same period one year earlier.  This increase reflects the loan related legal fees, sales related expenses, and write-downs of property values during the year on the increased level of OREO activity in 2010 compared to 2009.  December 31, 2009 OREO expense reflects an increase of $642,000 over $589,000 in 2008.

As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.

Income Taxes

The Company’s effective tax rate was 43.0% for the year ended December 31, 2010, (68.8)% for the year ended December 31, 2009 and (43.5)% for the year ended December 31, 2008.  See Note 8 to the financial statements for additional information on income taxes.

Quarterly Income

The unaudited income statement data of the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth herein.  The results of operations are not necessarily indicative of results for any future period.  The following table shows the Bank’s unaudited quarterly income statement data for the years 2010, 2009, and 2008.

(dollars in thousands, except share amounts)	Three Months Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2010:
Interest income	$10,757	$10,990	$11,369	$12,072
Interest expense	882	835	701	653
Net interest income	9,875	10,155	10,668	11,419
Provision for credit losses	1,250	1,150	350	1,950
Other income	1,626	1,703	1,433	2,087
Other expense	9,653	9,659	9,268	11,140
Income before income taxes	598	1,049	2,483	416
Income taxes	233	294	1,161	267
Net income (loss)	$365	$755	$1,322	$149
Preferred dividends	1,060	298	299	298
Net income available to common shareholders	$(695)	$457	$1,023	$(149)

Earnings (loss) per share - basic	$(0.11)	$0.04	$0.10	$(0.01)
Earnings (loss) per share - diluted	$(0.11)	$0.04	$0.09	$(0.01)

Year Ended December 31, 2009:
Interest income	$11,960	$11,476	$10,515	$10,621
Interest expense	2,310	1,783	1,523	1,147
Net interest income	9,650	9,693	8,992	9,474
Provision for credit losses	3,650	4,000	650	900
Other income	4,004	2,326	1,689	2,294
Other expense	9,463	9,343	9,202	10,064
Income before income taxes	541	(1,324)	829	804
Income taxes	208	(482)	290	(601)
Net income (loss)	$333	$(842)	$539	$1,405
Preferred dividends	1,017	1,057	1,064	1,065
Net income available to common shareholders	$(684)	$(1,899)	$(525)	$340

Earnings (loss) per share - basic	$(0.10)	$(0.29)	$(0.08)	$0.05
Earnings (loss) per share - diluted	$(0.10)	$(0.29)	$(0.08)	$0.05

Year Ended December 31, 2008:
Interest income	$16,021	$14,948	$14,258	$13,465
Interest expense	3,989	3,224	3,271	3,343
Net interest income	12,032	11,724	10,987	10,122
Provision for credit losses	2,370	6,200	19,000	3,950
Other income	1,671	1,715	1,955	4,630
Other expense	8,736	9,511	9,802	8,269
Income before income taxes	2,597	(2,272)	(15,860)	2,533
Income taxes	1,075	(945)	(6,655)	864
Net income (loss)	$1,522	$(1,327)	$(9,205)	$1,669
Preferred dividends	-	-	-	152
Net income available to common shareholders	$1,522	$(1,327)	$(9,205)	$1,517

Earnings (loss) per share - basic	$0.24	$(0.20)	$(1.41)	$0.22
Earnings (loss) per share - diluted	$0.23	$(0.20)	$(1.41)	$0.23

FINANCIAL CONDITION AND EARNING ASSETS

As of December 31, 2010, total assets were $1.0 billion, gross loans were $651.5 million and deposits were $847.9 million. Assets increased $185.7 million, a 22.0% increase from $844.1 million at December 31, 2009.  Gross loans increased $75.1 million, or 13.0% from $576.4 million at December 31, 2009.  Deposits increased $142.9 million, a 20.3% increase from $705.0 million at December 31, 2009.

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

Federal Funds Sold

Federal funds sold were $114.2 million at December 31, 2010 as compared to $104.3 million at December 31, 2009.  The Company’s investment in federal funds sold reflects the Company’s current strategy of deploying other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding throughout the remainder of the current economic cycle.

The average balance of federal funds sold was $112.9 million in 2010 and $167.4 million in 2009.  These balances represented 15.0% and 23.3% of average deposits for 2010 and 2009, respectively.  They are maintained primarily for the short-term liquidity needs of the Bank.

Securities

The following table shows the composition of the securities portfolio at December 31, 2010 and 2009.  As of December 31, 2008, the Company did not own any investment securities.

(dollars in thousands)	As of December 31,
	2010		2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Debt securities:
U.S. government agencies	49,417	49,574	80,324	80,277
Mortgage backed securities	121,105	119,620	24,936	24,728
Corporate bonds	7,908	7,956	-	-
Total debt securities	178,430	177,150	105,260	105,005
Equity securities	40,153	40,153	-	-
Total securities available for sale	218,583	217,303	105,260	105,005

Total investment securities	$218,583	$217,303	$105,260	$105,005

The maturities and yields of the debt securities included in the investment portfolio at December 31, 2010 are shown in the table below.  The equity securities had a weighted average yield of 1.2% during 2010.

		Due in one year		Due after one year		Due greater than
(dollars in thousands)		or less		through five years		five years
			Weighted		Weighted		Weighted
	Amortized		Average		Average		Average
	Cost	Amount	Yield	Amount	Yield	Amount	Yield

As of December 31, 2010:
U.S. government agencies	49,417	16,164	1.3%	30,257	1.9%	2,996	1.8%
Mortgage backed securities	121,105	2,729	2.8%	34,025	2.5%	84,351	2.5%
Corporate bonds	7,908	5,031	1.2%	2,877	2.2%	-	-
Total debt securities	$178,430	$23,924	1.4%	$67,159	2.1%	$87,347	2.4%

As of December 31, 2009:
U.S. government agencies	80,324	-	0.0%	80,324	1.7%	-	-
Mortgage backed securities	24,936	-	0.0%	21,640	2.5%	3,296	3.1%
Total debt securities	$105,260	$-	0.0%	$101,964	1.8%	$3,296	3.1%

Investment securities are classified as available for sale.  Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the balance sheet.  The pre-tax unrealized loss on securities available for sale at December 31, 2010 was $256,000 and $255,000 at December 31, 2009.  There was no pre-tax unrealized gain or loss on securities available for sale at December 31, 2008.

Loan Portfolio

The following table shows the Bank’s loans by type and their percentage distribution at December 31, 2010, 2009, 2008, 2007, and 2006.

(dollars in thousands)	As of December 31,
	2010	2009	2008	2007	2006

Commercial	$269,034	$253,776	$301,024	$272,660	$197,174
Real estate construction	40,705	20,601	98,105	85,378	103,710
Land loans	9,072	12,763	23,535	61,987	41,811
Real estate other	138,633	149,617	134,767	109,055	73,502
Factoring and asset based lending	122,542	66,660	55,761	57,662	56,924
SBA	67,538	67,629	77,043	56,945	59,888
Other	4,023	5,395	9,371	9,042	7,771
Total gross loans	651,547	576,441	699,606	652,729	540,780
Unearned fee income	(1,444)	(1,452)	(1,601)	(1,856)	(1,495)
Total loan portfolio	$650,103	$574,989	$698,005	$650,873	$539,285

Commercial	41.3%	44.0%	43.0%	41.8%	36.5%
Real estate construction	6.2%	3.6%	14.0%	13.1%	19.2%
Land loans	1.4%	2.2%	3.4%	9.5%	7.6%
Real estate other	21.3%	26.0%	19.3%	16.7%	13.6%
Factoring and asset based lending	18.8%	11.6%	8.0%	8.8%	10.5%
SBA	10.4%	11.7%	11.0%	8.7%	11.1%
Other	0.6%	0.9%	1.3%	1.4%	1.5%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

Gross loan balances increased to $651.5 million at December 31, 2010, which represented an increase of $75.1 million or 13.0% as compared to $576.4 million at December 31, 2009. The increase in loans was primarily attributable to growth in the factoring and asset based lending portfolio.  The overall increase in the total loan portfolio was a result of a concerted effort to prudently grow the balance of loans in our portfolio while managing risk.  Gross loan balances of $576.4 million at December 31, 2009, represented a decrease of $123.2 million or 17.6% as compared to $699.6 million at December 31, 2008. The decrease in loans was primarily in real estate construction and commercial loans.  The decrease was consistent with our concerted effort to lower the composition of loans in these categories in order to manage risk more effectively.

The Bank’s commercial loan portfolio represents loans to small and middle-market businesses primarily in the Santa Clara county region as well as loans to technology-based emerging growth companies.  Commercial loans were $269.0 million at December 31, 2010, which represented an increase of $15.3 million or 6.0% over $253.8 million at December 31, 2009.  At December 31, 2010, commercial loans comprised 41.3% of total loans outstanding as compared to 44.0% at December 31, 2009.   Commercial loans were $253.8 million at December 31, 2009, which represented a decrease of $47.2 million or 15.7% versus $301.0 million at December 31, 2008.  At December 31, 2009, commercial loans comprised 44.0% of total loans outstanding as compared to 43.0% at December 31, 2008.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans decreased $11.0 million, or 7.34%, to $138.6 million at December 31, 2010 as compared to $149.6 million at December 31, 2009.  The decrease was primarily attributable to other real estate term loans.  At December 31, 2010, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 39% of the total and approximately 34% were to finance buildings occupied by clients of the bank.  Less than 33% of term real estate loans at December 31, 2010 were to finance retail properties.  Other real estate loans increased $14.9 million or 11.0% to $149.6 million at December 31, 2009 as compared to $134.8 million at December 31, 2008.  The increase was primarily attributable to other real estate term loans.  At December 31, 2009, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 33% of the total and approximately 34% were to finance buildings occupied by clients of the bank.  Less than 30% of term real estate loans at December 31 were to finance retail properties.  At December 31, 2010, other real estate loans represented 21.3% of total loans as compared to 26.0% at December 31, 2009 and 19.3% at December 31, 2008.

The Bank’s land loan portfolio consists of land and land development loans related to future construction credits.  Land loans decreased $3.7 million or 28.9% to $9.1 million at December 31, 2010 as compared to $12.8 million at December 31, 2009.  Land loan balances at December 31, 2010 comprised 1.4% of total loans as compared to 2.2% at December 31, 2009.  In 2009 and 2008, collateral values securing land loans declined severely as residential development projects declined in value.  Consequently the Bank undertook a focused effort to reduce outstanding balances in this category of loans through valuation charges and collections.    Land loans decreased $10.8 million to $12.8 million at December 31, 2009 compared to $23.5 million at December 31, 2008.  Land loan balances at December 31, 2009 comprised 2.2% of total loans as compared to 3.4% at December 31, 2008.

Approximately half of the Bank’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial and multi-family development projects.  Construction loans increased $20.1 million, or 97.6%, to $40.7 million at December 31, 2010 as compared to $20.6 million at December 31, 2009.  Construction loan balances at December 31, 2010 comprised 6.2% of total loans as compared to 3.6% at December 31, 2009. Construction loans decreased $77.5 million, or 79.0%, to $20.6 million at December 31, 2009 as compared to $98.1 million at December 31, 2008.  Construction loan balances at December 31, 2009 comprised 3.6% of total loans as compared to 14.0% at December 31, 2008.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Bank receives client specific payment for client invoices.  Under the factoring program, the Bank purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Bank purchases the receivables subject to recourse from the Bank’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At December 31, 2010, factoring and asset based loans totaled $122.5 million or 18.8% of total loans as compared to $66.7 million or 11.6% of total loans at December 31, 2009.

The SBA line of business operates primarily in Santa Clara County.  The Bank, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 70% to 90% of the total loan.  In addition, the loan could be collateralized by a deed of trust on real estate.

Under the 504 program, the Bank lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Community Development Corporation makes an additional loan to the borrower and takes a deed of trust subject to the Bank’s position.  The Bank’s position in relation to the real estate “piggyback” loans can range from 50% to 70% loan to value.

At December 31, 2010, SBA loans comprised $67.5 million or 10.4% of total loans as compared to $67.6 million or 11.7% of total loans at December 31, 2009.  The Bank has the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.  At December 31, 2010 and 2009, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At December 31, 2010, other loans totaled $4.0 million as compared to $5.4 million at December 31, 2009.

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

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

(dollars in thousands)	Year ended December 31,
	2010	2009	2008	2007	2006

Balance, beginning of period	$16,012	$18,554	$8,608	$7,329	$5,936
Loans charged off by category:
Commercial and other	1,406	3,108	1,995	562	-
Real estate construction	1,274	4,561	5,536	-	-
Real estate land	748	2,674	13,518	-	-
Real estate other	4,013	2,452	645	16	-
Factoring and asset-based lending	132	-	-	677	-
Consumer	606	-	-	-	-
Total charge-offs	8,179	12,795	21,694	1,255	-
Recoveries by category:
Commercial and other	1,100	739	83	259	21
Real estate construction	799	206	37	-	-
Real estate land	134	-	-	-	-
Real estate other	686	108	-	-	-
Factoring and asset-based lending	43	-	-	-	-
Consumer	251	-	-	-	-
Total recoveries	3,013	1,053	120	259	21
Net charge-offs (recoveries)	5,166	11,742	21,574	996	(21)
Provision charged to expense	4,700	9,200	31,520	2,275	1,372
Balance, end of year	$15,546	$16,012	$18,554	$8,608	$7,329

The decrease in the allowance for loan losses of $0.5 million from December 31, 2009 to $15.5 million at December 31, 2010 is attributable to a decrease in net charge-offs in 2010, and a decrease in unidentified probable, estimable losses due to stress from the credit crisis and general deterioration in economic conditions, offset by an increase in gross loan balances.

Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as a percentage of total gross loans at December 31 of the previous five years as follows:

(dollars in thousands)	As of December 31,
	2010	2009	2008	2007	2006

Commercial and other	$4,616	$6,313	$6,179	$3,124	$1,831
Real estate other	5,358	5,173	2,495	2,356	1,152
Real estate construction	1,628	1,376	5,197	783	1,082
Land loans	622	764	1,592	-	-
Factoring / asset based lending	1,575	1,061	1,222	1,239	1,415
SBA	1,670	1,175	1,673	1,053	1,803
Other	77	150	196	53	46
	$15,546	$16,012	$18,554	$8,608	$7,329

Commercial and other	0.7%	1.1%	0.9%	0.5%	0.3%
Real estate other	0.8%	0.9%	0.4%	0.4%	0.2%
Real estate construction	0.2%	0.2%	0.7%	0.1%	0.2%
Land loans	0.1%	0.1%	0.2%	0.0%	0.0%
Factoring / asset based lending	0.2%	0.2%	0.2%	0.2%	0.3%
SBA	0.3%	0.2%	0.2%	0.2%	0.3%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
	2.39%	2.78%	2.65%	1.32%	1.36%

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

In response to the deteriorating market conditions, the Company undertook steps to aggressively reduce the exposure to construction and land development loans with particular emphasis on loans outside of its primary market.  Management curtailed new loan origination, thoroughly reviewed collateral values of projects approaching maturity and conservatively evaluated the market prospects of collateral for indications of impairments.  During 2010, the Company selectively originated new construction loans within its primary market that met the Company’s conservative underwriting standards.

At December 31, 2010, the Company’s land development portfolio was reduced to $9.1 million with just $4.4 million remaining exposure outside of the primary market area.  Further, approximately 40% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at December 31, 2010 increased to $40.7 million with $4.2 million remaining on projects outside of the primary market area.  In addition, at that date $21.8 million, or 53.6%, were loans to finance commercial projects and $4.4 million, or 10.8% were loans to finance residential projects of five or more units.

The aggressive management of credits in this category has resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This has resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Nonperforming loans at December 31, 2010, on average, have been reduced by approximately 28% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.

In response to the elevated level of charge-offs, migration of construction and land portfolios, and general deterioration in economic conditions the Company also increased provisions for potential loans losses and built the reserve to approximately 2.39% of total loans.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 93.11% at December 31, 2010.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analyses.

At December 31, 2010 nonperforming assets represented 2.27% of total assets, compared to 2.79% of total assets on December 31, 2009.  Total nonperforming assets as of December 31, 2010 have remained relatively unchanged since December 31, 2009; however, there has been a considerable churn in the loans that comprise this category.  In addition, one legacy construction loan totaling $6.9 million was transferred from a Troubled Debt Restructuring (TDR) into non-performing loans as a result of a liquidity covenant violation.  Despite being current on interest payments, as a result of a covenant violation the Company deemed the loan to be collateral dependent and therefore recognized an impairment charge of $800,000 related to this loan in the second quarter of 2010.  The loan continued to remain current as of December 31, 2010 and no additional impairment charges have been taken.   The following summarizes nonperforming assets and loans restructured and in compliance with modified terms at December 31, 2010, 2008, 2007, 2006, and 2005.

	As of December 31,
(dollars in thousands)	2010	2009	2008	2007	2006

Loans accounted for on a non-accrual basis	$16,696	$17,009	$15,772	$4,914	$437
Loans with principal or interest contracturally past due 90 days or more	-	-	-	-	-
Nonperforming loans	16,696	17,009	15,772	4,914	437
Other real estate owned	6,645	6,509	1,096	425	-
	$23,341	$23,518	$16,868	$5,339	$437

Loans restructured and in compliance with modified terms	4,494	16,834	-	-	-

Nonperforming assets and restructured loans	$27,835	$40,352	$16,868	$5,339	$437

There were fifteen non-accrual loans totaling $16.7 million at December 31, 2010, as compared to twenty-four non-accrual loans totaling $17.0 million at December 31, 2009 and sixteen non-accrual loans totaling $15.8 million at December 31, 2008.  The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.    The following table sets forth the components of nonperforming loans as of December 31, 2010:

(dollars in thousands)

December 31, 2010
Classification	Amount	Collateral

Land	1,723	Lots for retail development in Sacramento County
Land	667	Lots for single family homes in Santa Clara County
Land	474	Lots for single family homes in Idaho
Land	270	Lots for single family homes in Calaveras County
Land	42	Lot for commercial development in Calaveras County
	3,176

Construction	3,051	Residential condos in Santa Clara County
Construction	2,291	Commercial condos in Santa Clara County
	5,342

Real estate other	6,633	Special purpose facility located in Santa Cruz County
Real estate other	759	Commercial building in Santa Clara County
Real estate other	198	Commercial office space in Santa Clara County
Real estate other	187	Single family residence in San Francisco County
Real estate other	71	Single family residence in Santa Cruz County
Real estate other	18	Commercial building in Stanislaus County
Real estate other	12	Light industrial warehouse space in Santa Clara County
	7,878

Commercial	300	Business assets

Total nonperforming loans	$16,696

Management undertakes significant processes in order to identify potential problem loans in a timely manner.  In addition to regular interaction with the Company’s borrowers, the relationship managers review the credit ratings for each loan on a monthly basis and identify any potential downgrades.  For commercial, SBA, and factoring and asset-based lending loans, the Company receives quarterly financial statements and other pertinent reporting, such as borrowing bases for asset-based facilities, so as to identify any deteriorating financial trends.  Covenant compliance for these loans is also monitored on a quarterly basis.  For real estate construction and land loans, the development, construction and lease up or sell out status of each project is monitored on a monthly basis.  For loans secured by standing commercial or residential property, the Company receives updated rent rolls and operating statements on an annual basis.  In addition, home equity loans are reviewed annually for deterioration in either the underlying property value or the borrower’s payment history.  Management also engages a third party loan review firm that reviews the loan portfolio every four months to further identify potential problem loans.  The loan review includes assessment of underwriting, quality of legal documents, management of the loan relationship, and adherence to the credit policy along with acceptable risk mitigation and rationale for exceptions to the policy.

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

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, the Company's construction, land, and other real estate loan portfolios, representing approximately 28.9% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Funding

Deposits represent the Bank’s principal source of funds.  Most of the Bank’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank’s market area.  The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of December 31, 2010, 2009 and 2008.

(dollars in thousands)	As of December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$443,806	52.34%	$333,171	47.26%	$284,319	36.58%
Interest-bearing demand	5,275	0.62%	4,830	0.69%	4,267	0.55%
Money market and savings	355,772	41.96%	275,850	39.13%	335,200	43.13%
Certificates of deposit:
Less than $100,000	9,212	1.09%	29,782	4.22%	92,997	11.96%
$100,000 and more	33,881	4.00%	61,413	8.71%	60,462	7.78%

Total deposit portfolio	$847,946	100.00%	$705,046	100.00%	$777,245	100.00%

Deposits increased $142.9 million or 20.3% from $705.0 million at December 31, 2009 to $847.9 million at December 31, 2010. The increase in deposits was primarily in non-interest bearing demand and money market and savings.

Leverage

Total gross loan balances at December 31, 2010 were $651.5 million.  The resulting loan to deposit ratio was 76.84%. Other earning assets at December 31, 2010 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $334.1 million.  To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

During the fourth quarter of 2008 and throughout 2010, as part of a strategic decision the Company effectively repositioned the composition of its balance sheet and improved its liquidity position by deploying other earning assets primarily in federal funds in direct response to the recent economic downturn and potential volatility of the deposit portfolio.

Capital Resources

The Company's capital resources consist of shareholders' equity, trust preferred securities and (for regulatory purposes) the allowance for credit losses (subject to limitations).  At December 31, 2010, the Company’s capital resources increased $36.1 million to $171.8 million from $135.7 million at December 31, 2009.  Tier 1 capital increased $55.0 million to $161.4 million primarily due to the conversion of $30.0 million of preferred stock to common stock during the first quarter of 2010 and a $30.0 million private placement of common equity during the fourth quarter of 2010. Tier 2 capital decreased $18.8 million primarily due to the conversion of $30.0 million of preferred stock to common stock during the first quarter of 2010.

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

In response to increasing risk perceived in the economic environment, during the fourth quarter of 2008 the Company raised $53.9 million of additional capital.  Additionally, to support tangible common equity as a component of Tier 1 capital and to ensure resources for the eventual TARP repayment, the Company successfully completed the sale of $30.0 million in common stock to a group of institutional investors in a private placement transaction during the fourth quarter of 2010.  The following is a summary of these issuances:

Private Placement (2010)

On November 23, 2010, investors purchased $30.0 million of the Company’s common stock in a private placement transaction.  The investors in the private placement purchased 3,508,771 shares of common stock at a price per share of $8.55.  The price per share in the private placement was equal to the Nasdaq closing bid price of the Company’s common stock on November 18, 2010.

Under a Stock Purchase Agreement dated as of December 4, 2008 (see below), as amended, by and between the Company and Carpenter Fund Manager G.P., LLC, the Company granted certain participation rights to Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (collectively, the “Carpenter Funds”).  As part of the November 23, 2010 private placement transaction, Carpenter Funds agreed to purchase an additional 1,103,275 common shares pursuant to the Stock Purchase Agreement.  As a result, after the closing of this transaction, the Carpenter Funds held a total of 4,906,928 shares of the Company’s common stock or approximately 33.9% of the Company’s outstanding shares of common stock.  Other than Carpenter, no Investor owned more than 9.9% of the Company’s common stock as a result of the sale of these common shares.

Private Placement (2008)

On December 4, 2008, the Carpenter Funds agreed to purchase $30.0 million of the Company’s Series B and B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock in a private placement, subject to the United States Department of the Treasury approving our participation in the TARP Capital Purchase Program (see discussion below) and the Company satisfying all legal requirements for selling equity securities to the Treasury under the program.

On December 17, 2008, the Company completed the private placement sale of 131,901 shares of its Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock and 168,099 shares of its Series B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock, for aggregate consideration of $30.0 million, which is $100 per share for both series of shares, to a private fund.  The Series B and Series B-1 shares accrue dividends at a rate of 10% per annum, payable quarterly.

On March 31, 2010, the Company strengthened its capital position with the completion of an early conversion of the Series B and B-1 preferred shares.  As a result of the conversion, the Company issued a total of 3,710,289 shares of its common stock and convertible promissory notes in the aggregate principal amount of $789,860 (the “Notes”) upon conversion of the Preferred Stock and as payment of all accrued but unpaid dividends thereon through September 30, 2010 pursuant to an agreement dated as of March 23, 2010.  The effective conversion price of the Series B and B-1 Preferred was $8.46 per share, which was the closing price of the common stock reported on the Nasdaq Global Select Market on the date of the agreement.

The principal amount of the Notes accrued interest at the rate of 10% per annum and was convertible to common stock at the price of $8.46 per share.  On June 17, 2010, the Notes were converted into 93,364 shares of common stock.  As result of the conversion, there are no shares of Series B and B-1 Preferred outstanding, no shares of common stock issuable upon conversion of Notes.

Troubled Assets Relief Program (TARP)

On November 13, 2008, the United States Department of the Treasury (the Treasury) approved the Company’s participation in the TARP Capital Purchase Program, subject to the Company raising additional equity in an amount satisfactory to the Treasury.  On December 4, 2008, investors agreed to purchase $30.0 million of the Company’s Series B and B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock in a private placement (see discussion above), subject to the Treasury approving the Company’s participation in the TARP Capital Purchase Program and its ability to satisfy all legal requirements for selling equity securities to the Treasury under the program.  Based on discussions with the Treasury representatives, the Company understood that raising $30 million would satisfy the requirement of the Company raising additional equity.

On December 23, 2008, the Company issued 23,864 shares of its Fixed Rate Cumulative Perpetual Series C Preferred Stock, having a liquidation value of $23.9 million, to the Treasury. Dividends accrue at the rate of 5% per annum for the first five years and then 9% per annum thereafter.  The dividends will be paid only as declared by the Board of Directors of the Company.  However, in the event such dividends have not been paid for six or more quarters, whether or not consecutive, the Holders of the Series C Preferred shares will have the right to elect two members to the Company’s Board of Directors.

In addition the Company issued a warrant to purchase up to 396,412 shares of the Company’s common stock at a purchase price of $9.03 per share, subject to certain adjustment provisions such as stock splits, issuances of Common Stock at or below a specified price relative to the then current market price of the stock, and other provisions.  The Warrant expires ten years from the issuance date.  The Warrant is exercisable in whole or in part at any time except that the Treasury may not exercise more than one-half of the shares underlying the Warrant prior to the earlier of i) December 31, 2010 or ii) the date on which the Company receives gross proceeds of not less than $23.9 million in one or more Qualified Equity Offerings.  In addition, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

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

On February 10, 2011, the Company received notification from the Treasury that it had been approved to redeem the Treasury's investment in Bridge Capital Holdings under the Capital Purchase Program.  The Company’s redemption is in process and is being made from existing cash at the holding company.  The redemption will be completed prior to the end of the first quarter of 2011.

Issuance costs of $600,000 incurred in connection with the issuance of both the private placements and TARP securities have been charged against Additional Paid in Capital.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for credit losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of December 31, 2010, the Company's and the Bank’s total risk-based capital ratios were 20.87% and 15.42%, respectively (19.45% for the Company and 17.11% for the Bank at December 31, 2009).

The following table reflects the Company's capital ratios for the period ended December 31, 2010 and 2009 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

(dollars in thousands)	As of December 31,
	2010		2009
	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$161,448	19.61%	$106,489	15.26%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$49,403	6.00%	$41,861	6.00%

Total Capital	$171,805	20.87%	$135,678	19.45%
(to Risk Weighted Assets)
Total capital minimum requirement	$82,339	10.00%	$69,768	10.00%

Company leverage
Tier 1 Capital	$161,448	16.67%	$106,489	12.53%
(to Average Assets)
Total capital minimum requirement	$48,429	5.00%	$42,494	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$115,439	14.16%	$110,517	15.85%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$48,903	6.00%	$41,837	6.00%

Total Capital	$125,693	15.42%	$119,323	17.11%
(to Risk Weighted Assets)
Total capital minimum requirement	$81,505	10.00%	$69,728	10.00%

Bank leverage
Tier 1 Capital	$115,439	11.93%	$110,517	13.01%
(to Average Assets)
Total capital minimum requirement	$48,389	5.00%	$42,459	5.00%

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

The Bank is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations.  The Bank strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. At December 31, 2010, liquid assets as a percentage of deposits were 40.1% as compared to 33.2% in 2009.  In addition to cash and due from banks, liquid assets include interest-bearing deposits with other banks, federal funds sold, and unpledged securities available for sale.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at December 31, 2010, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate gap divided by interest rate sensitive assets) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of December 31, 2010
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$114,240	$-	$-	$-	$-	$114,240
Interest bearing deposits in other banks	768	1,771	-	-	-	2,539
Investment securities	51,221	6,082	6,900	67,142	85,958	217,303
Loans	176,490	42,237	71,462	196,561	164,796	651,547
Total earning assets	$342,719	$50,090	$78,362	$263,703	$250,754	$985,629

Interest checking, money market and savings deposits	361,047	-	-	-	-	361,047
Certificates of deposit:
Less than $100,000	4,805	1,438	2,828	141	-	9,212
$100,000 or more	23,974	1,766	7,789	352	-	33,881
Total interest-bearing liabilities	389,826	3,204	10,617	493	0	404,140

Interest rate gap	$(47,107)	$46,887	$67,745	$263,210	$250,754	$581,489
Cumulative interest rate gap	$(47,107)	$(220)	$67,525	$330,735	$581,489

Interest rate gap ratio	(0.14)	0.94	0.86	1.00	1.00
Cumulative interest rate gap ratio	(0.14)	(0.00)	0.14	0.45	0.59

Based on the contractual terms of its assets and liabilities, the Bank’s balance sheet at December 31, 2010 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at December 31, 2010 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases.  Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Bank have been written with a minimum “floor” rate.

The following table shows maturity and interest rate sensitivity of the loan portfolio at December 31, 2010 and 2009.  At December 31, 2010, approximately 77.0% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of December 31, 2010
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$269,034	$143,890	$103,977	$21,167
Real estate construction	40,705	17,153	17,386	6,166
Real estate land	9,072	4,239	1,603	3,230
Real estate other	138,633	20,446	47,380	70,807
Factoring and asset based lending	122,542	98,722	23,820
SBA	67,538	2,867	1,245	63,426
Other	4,023	2,873	1,150
Total loans	$651,547	$290,190	$196,561	$164,796

	As of December 31, 2009
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$253,776	$143,154	$86,671	$23,951
Real estate construction	20,601	19,302		1,299
Real estate land	12,763	9,519	1,038	2,206
Real estate other	149,617	22,217	46,696	80,704
Factoring and asset based lending	66,660	61,540	5,120	-
SBA	67,629	3,843	2,304	61,482
Other	5,395	4,567	828	-
Total loans	$576,441	$264,142	$142,657	$169,642

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements.  As of December 31, 2010 those guarantees include the following:

Financial Letters of Credit in the amount of $16.8 million

The table below summarizes the Bank’s off-balance sheet contractual obligations.

(dollars in thousands)	As of December 31, 2010
	Payments due by period
		Less Than	1 - 3	3 - 5	More than
Contractural Obligations	Total	1 year	years	years	5 years

Long-term contracts	$4,379	$899	$1,392	$1,392	$696

Operating leases	9,703	1,731	3,525	2,930	1,517

Total	$14,082	$2,630	$4,917	$4,322	$2,213

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	54-55

Balance Sheets, December 31, 2010 and 2009	56

Statements of Operations for the years ended December 31, 2010, 2009 and 2008	57

Statement of Shareholders' Equity and Comprehensive Income for the years ended
December 31, 2010, 2009 and 2008	58

Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	59

Notes to Financial Statements	60-86

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

* * * * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bridge Capital Holdings

We have audited the accompanying consolidated balance sheets of Bridge Capital Holdings and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridge Capital Holdings and Subsidiary as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), Bridge Capital Holdings and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2011, expressed an unqualified opinion.

Rancho Cucamonga, California
March 7, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Bridge Capital Holdings and Subsidiary
San Jose, California

We have audited Bridge Capital Holdings and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the three years in the period ended December 31, 2010, and our report dated March 7, 2011 expressed an unqualified opinion on those financial statements.

Rancho Cucamonga, California
March 7, 2011

Bridge Capital Holdings and Subsidiary
Consolidated Balance Sheets
(dollars in thousands)

	As of December 31,
	2010	2009
Assets:
Cash and due from banks	$8,676	$14,893
Federal funds sold	114,240	104,260
Total cash and equivalents	122,916	119,153

Interest bearing deposits in other banks	2,539	9,980
Investment securities available for sale	217,303	105,005
Loans, net of allowance for credit losses of $15,546 at December 31, 2010 and $16,012 at December 31, 2009	634,557	558,977
Premises and equipment, net	2,580	3,566
Other real estate owned	6,645	6,509
Accrued interest receivable	3,439	2,829
Other assets	39,752	38,048
Total assets	$1,029,731	$844,067

Liabilities and Shareholders' Equity:
Deposits:
Demand noninterest-bearing	$443,806	$333,171
Demand interest-bearing	5,275	4,830
Savings	355,772	275,850
Time	43,093	91,195
Total deposits	847,946	705,046

Junior subordinated debt securities	17,527	17,527
Other borrowings	7,672	-
Accrued interest payable	48	121
Other liabilities	14,235	12,059
Total liabilities	887,428	734,753

Commitments and contingencies	-	-

Shareholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized; 23,864 shares issued and outstanding at December 31, 2010; 323,864 shares issued and outstanding at December 31, 2009;	23,864	53,864
Common stock, no par value; 30,000,000 shares authorized; 14,510,379 shares issued and outstanding at December 31, 2010; 7,098,164 shares issued and outstanding at December 31, 2009;	100,435	37,293
Additional paid in capital	4,408	3,626
Retained earnings	15,784	15,148
Accumulated other comprehensive (loss)	(2,188)	(617)
Total shareholders' equity	142,303	109,314
Total liabilities and shareholders' equity	$1,029,731	$844,067

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statements of Operations
(dollars in thousands, except share data)

	Year Ended December 31,
	2010	2009	2008
Interest Income:
Loans	$42,071	$43,350	$56,302
Federal funds sold	263	395	1,066
Interest bearing deposits in other banks	121	363	119
Investment securities available for sale	2,733	464	1,205
Total interest income	45,188	44,572	58,692

Interest Expense:
Deposits	1,965	5,415	12,426
Other	1,106	1,348	1,401
Total interest expense	3,071	6,763	13,827

Net interest income	42,117	37,809	44,865
Provision for credit losses	4,700	9,200	31,520
Net interest income after provision for credit losses	37,417	28,609	13,345

Non-Interest Income:
Service charges on deposit accounts	2,417	1,900	1,166
International fee income	1,785	1,583	1,830
Gain on sale – OREO	1,011	1,628	161
SBA loan servicing fee income	380	436	445
Other income - CF hedges	48	3,286	3,870
Gain on sale of SBA loans	-	615	603
Other non-interest income	1,208	864	1,896
Total non-interest income	6,849	10,312	9,971

Operating Expenses:
Salaries and benefits	21,292	20,286	21,399
Occupancy and equipment	4,042	4,377	4,590
Assessments	2,500	2,629	665
Data services	2,913	2,526	2,439
Professional services	2,106	1,939	1,174
OREO expense	1,975	1,231	589
Deposit services/supplies	909	1,015	725
Other	3,983	4,068	4,737
Total operating expenses	39,720	38,071	36,318

Income (loss) before income taxes	4,546	850	(13,002)
Income taxes	1,955	(585)	(5,661)
Net income (loss)	$2,591	$1,435	$(7,341)

Preferred dividends	1,955	4,203	152
Net income (loss) available to common shareholders	$636	$(2,768)	$(7,493)

Basic earnings (loss) per share	$0.06	$(0.42)	$(1.15)
Diluted earnings (loss) per share	$0.06	$(0.42)	$(1.15)
Average common shares outstanding	9,820,755	6,571,479	6,502,376
Average common and equivalent shares outstanding	10,234,535	6,571,479	6,502,376

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the three Years Ended December 31, 2010
(dollars in thousands, except share data)

					Accumulated	Total
	Common Stock and		Preferred		Other	Share-
	Additional Paid in Capital		Stock	Retained	Comprehensive	holders'
	Shares	Amount	Amount	Earnings	Income (loss)	Equity

Balance at December 31, 2007	6,485,630	$37,697	$-	$25,409	$1,978	$65,084

Restricted stock issued	255,240	-	-	-	-	-
Stock options exercised	147,554	572	-	-	-	572
Issuance of preferred stock	-	-	53,864	-	-	53,864
Stock issuance cost	-	(469)	-	-	-	(469)
Tax benefit from exercise of non qualified stock options	-	508	-	-	-	508
Dividends paid on preferred stock	-		-	(152)	-	(152)
Stock based compensation	-	1,347	-	-	-	1,347
Other comprehensive (loss)	-	-	-	-	(923)	(923)
Net (loss) for the year	-	-	-	(7,341)	-	(7,341)

Balance at December 31, 2008	6,888,424	$39,655	$53,864	$17,916	$1,055	$112,490

Restricted stock issued	209,740	-	-	-	-	-
Stock issuance cost	-	(101)	-	-	-	(101)
Dividends paid on preferred stock	-	-	-	(4,203)	-	(4,203)
Stock based compensation	-	1,365	-	-	-	1,365
Other comprehensive (loss)	-	-	-	-	(1,672)	(1,672)
Net income for the year	-	-	-	1,435	-	1,435

Balance at December 31, 2009	7,098,164	$40,919	$53,864	$15,148	$(617)	$109,314

Restricted stock issued	8,200	60	-	-	-	60
Restricted stock forfeited	(10,240)	(126)	-	-	-	(126)
Stock options exercised	169,700	920	-	-	-	920
and related tendered shares	(67,869)	(550)	-	-	-	(550)
Common stock issued -
conversion of preferred stock	3,546,099	30,000	(30,000)	-	-	-
Common stock issued - dividends on preferred stock	257,554	2,179	-	-	-	2,179
Common stock issued -
private placement	3,508,771	30,000	-	-	-	30,000
Stock issuance cost	-	(30)	-	-	-	(30)
Tax benefit from exercise of non qualified stock options	-	171	-	-	-	171
Cash dividends on preferred stock	-	-	-	(1,955)	-	(1,955)
Stock based compensation	-	1,300	-	-	-	1,300
Other comprehensive (loss)	-	-	-	-	(1,571)	(1,571)
Net income for the year	-	-	-	2,591	-	2,591

Balance at December 31, 2010	14,510,379	$104,843	$23,864	$15,784	$(2,188)	$142,303

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash Flows From Operating Activities:

Net (loss) income	$2,591	$1,435	$(7,341)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	4,700	9,200	31,520
Depreciation and amortization	1,351	1,550	1,565
Gain on sale of OREO	(1,011)	(738)	-
Deferred income tax (credit)	(167)	(433)	(4,835)
Stock based compensation	1,300	1,365	1,347
Proceeds from loan sales	145	18,164	20,774
Loans originated for sale	(23,205)	(15,360)	(45,267)
Gain on sale of securities	165	-	711
Increase in accrued interest receivable and other assets	(2,314)	(6,910)	(5,290)
Increase in accrued interest payable and other liabilities	2,103	3,685	3,709
Net cash provided (used in) by operating activities	(14,342)	11,958	(3,107)

Cash Flows From Investing Activities:

Proceeds from sale of securities available for sale	21,141	-	-
Purchase of securities available for sale	(222,406)	(106,450)	-
Proceeds from paydowns/maturities of securities available for sale	88,802	1,445	54,039
Proceeds from sale of OREO	7,608	6,864	-
Purchase of interest bearing deposits	-	(2,712)	(7,268)
Proceeds from maturities of interest bearing deposits	7,441	-	-
Net (increase) decrease in loans	(65,252)	96,931	(44,884)
Purchase of fixed assets	(365)	(326)	(1,373)
Net cash provided (used in) investing activities	(163,031)	(4,248)	514

Cash Flows From Financing Activities:

Net increase (decrease) in deposits	142,900	(72,199)	105,889
Proceeds from sale of preferred stock	-	-	53,864
Proceeds from sale of common stock	30,370	-	572
Stock issuance cost	(30)	(101)	(469)
Payment of cash dividends	(1,955)	(4,203)	(152)
Common stock issued - preferred dividends	2,179	-	-
Increase (decrease) in other borrowings	7,672	(30,000)	20,000
Net cash provided (used in) financing activities	181,136	(106,503)	179,704

Net (Decrease) Increase in Cash and Equivalents:	3,763	(98,793)	177,111
Cash and equivalents at beginning of period	119,153	217,946	40,835
Cash and equivalents at end of period	$122,916	$119,153	$217,946

Other Cash Flow Information:
Cash paid for interest	$1,825	$5,095	$13,386
Cash paid for income taxes	$3,207	$19	$4,647
Transfer of loans to OREO	$8,032	$11,539	$1,096
Conversion of preferred stock to common stock	$30,000	$-	$-

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

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

Recent Accounting Pronouncements – During the current year, the FASB issued guidance regarding the following new accounting standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which amended accounting standards to clarify when a transferor has surrendered control over transferred financial assets and thus is entitled to account for the transfer as a sale.  The amendments establish specific conditions for accounting for the transfer of a financial asset, or a portion of a financial asset, as a sale. This guidance was effective for transfers occurring on or after January 1, 2010 and impacted when a loan participation or SBA loan sale could be accounted for as a sale and the related transferred asset derecognized by the Bank.  Adoption of the standard by the Bank in 2010 did not have a material impact on its balance sheet or statement of operations other than a three month delay in the recognition of the sale and related gain on SBA loan sales due to the existence of recourse provisions commonly found in SBA loan sale agreements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 which added disclosure requirements about significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  See Note 13 to the Consolidated Financial Statements for the disclosures required by this ASU.

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company.  This ASU became effective upon issuance.

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

FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), was issued July 2010. The guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses.  Although this statement addresses only disclosure and does not seek to change recognition or measurement, the disclosure represents a meaningful change in practice.  New period-end related disclosures are reflected in these financial statements while new activity related disclosures will be effective in 2011.

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

Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and highly liquid debt instruments purchased with an original maturity of three months or less.  The Company is required to maintain non-interest earning cash reserves against certain of the deposit accounts.  As of December 31, 2010, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $25,000 were maintained.

Securities - The Company classifies its investment securities into two categories, available for sale and held to maturity, at the time of purchase.  Securities available for sale are reported at fair value with net unrealized holding gains or losses, net of tax, recorded as a separate component of shareholders' equity.  Securities held to maturity are measured at amortized cost based on the Company’s positive intent and ability to hold the securities to maturity.  As of December 31, 2010 and 2009 all of the Company’s securities were classified as available for sale.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.   Dividend and interest income is recognized when earned.  Gains and losses on sales of securities are computed on a specific identification basis.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: OTTI related to credit loss, which must be recognized in the income statement and; OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of impairment is recognized through earnings.

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

Loans Held For Sale - Small Business Administration (“SBA”) loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized gains are recognized through a valuation allowance by credits to income.  Certain recourse provisions in SBA sales agreements cause a delay in the recognition of the sale transaction under current accounting standards.  Proceeds from SBA loan sales are recognized as a secured borrowing until the recourse provisions expire, which is typically three months after the settlement date.  Upon expiration of the recourse provisions, the Bank recognizes a gain on the sale and derecognizes the loan receivable and the related secured borrowing.  Gains and losses on sales of loans are included in non-interest income.

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

Allowance for Credit Losses - The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance generally consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired; however, it is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans versus providing a specific reserve.  A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are generally considered troubled debt restructurings and classified as impaired.

Commercial and real estate loans are individually evaluated for impairment.  Generally Accepted Accounting Principles specify that if a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  However, it is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans versus providing a specific reserve.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

Portfolio segments identified by the Bank include construction and land development, commercial real estate, commercial and industrial and consumer loans.  Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and credit scores, debt-to income, collateral type and loan-to-value ratios for consumer loans.

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

Other Real Estate Owned - Other real estate owned (“OREO”) consist of properties acquired through foreclosure.  The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis.  The Company charges against the allowance for credit losses any losses arising at the time of acquisition of such properties.  After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs.  If the Company records any write-downs or losses from disposition of such properties after acquiring them, it includes this amount in other non-interest expense.  Development and improvement costs relating to OREO are capitalized (assuming they are recoverable).  At December 31, 2010 there were three other real estate properties valued at $5.6 million, two construction properties valued at $733,000, and three land development properties valued at $344,000 owned by the Bank that were acquired through the foreclosure process.  At December 31, 2009 there were three construction properties valued at $5.5 million, two land development properties valued at $393,000, one other real estate property valued at $486,000 and two commercial properties valued at $104,000 that were categorized as “other real estate owned”.
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

Stock-Based Compensation – The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company has recorded an incremental $1.3 million ($882,000 net of tax), $1.4 million ($1.1 million net of tax), and $1.3 million ($1.1 million net of tax) of stock-based compensation expense during the years ended December 31, 2010, 2009, and 2008, respectively as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2010.   As of December 31, 2010, $2.4 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.1 years.

Stock-based compensation expense reduced basic earnings per share by $0.09, $0.16, and $0.25 and diluted earnings per share by $0.08, $0.16, and $0.25 for the years ended December 31, 2010, 2009, and 2008, respectively.

Comprehensive Income – The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The guidance also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had an accumulated other comprehensive loss totaling $(2.2) million, net of tax, at December 31, 2010, an accumulated other comprehensive loss totaling $(617,000), net of tax, at December 31, 2009 and an accumulated other comprehensive gain of $1.1 million, net of tax, at December 31, 2008.

(dollars in thousands)	Year ended December 31,
	2010	2009	2008

Net income (loss)	$2,591	$1,435	$(7,341)

Other comprehensive earnings-
Net unrealized gains (losses) on FAS 158 adjustment-supplemental executive retirement plan	(168)	335	(667)
Net unrealized gains (losses) on cash flow hedges	(788)	(1,854)	2,156
Net unrealized gains (losses) on securities available for sale	(615)	(153)	489

Total comprehensive income (loss)	$1,020	$(237)	$(5,363)

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

(dollars in thousands, except share data)	Year ended December 31,
	2010	2009	2008

Net income (loss)	$2,591	$1,435	$(7,341)
Less:
Dividends on preferred shares	(1,955)	(4,203)	(152)
Net income (loss) available to common shareholders	$636	$(2,768)	$(7,493)

Weighted average shares used in computing:
Basic common shares	9,820,755	6,571,479	6,502,376
Dilutive potential common shares related to stock options, restricted stock, warrants, and preferred shares using the treasury stock method	413,780	0	0
Total average common shares and equivalents	10,234,535	6,571,479	6,502,376

Basic earnings (loss) per share	$0.06	$(0.42)	$(1.15)
Diluted earnings (loss) per share	$0.06	$(0.42)	$(1.15)

There were 1,216,260 options to acquire common stock (including those issuable pursuant to contingent stock agreements), 500,055 shares of issued and outstanding restricted common stock, and warrants convertible to 396,412 shares of common stock that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for year ended December 31, 2010.

3.	SECURITIES

The amortized cost and estimated fair values of securities as of December 31, 2010 and December 31, 2009 are reflected in the following table.

(dollars in thousands)	As of December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. government agency securities	49,417	218	(61)	49,574
Mortgage backed securities	121,105	360	(1,845)	119,620
Corporate Bonds	7,908	48	-	7,956
Total debt securities	178,430	626	(1,906)	177,150
Equity securities	40,153	-	-	40,153
Total securities available for sale	218,583	626	(1,906)	217,303

Total investment securities	$218,583	$626	$(1,906)	$217,303

(dollars in thousands)	As of December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. government agency securities	80,324	259	(306)	80,277
Mortgage backed securities	24,936	8	(216)	24,728
Total securities available for sale	105,260	267	(522)	105,005

Total investment securities	$105,260	$267	$(522)	$105,005

The scheduled maturities of investment securities available for sale at December 31, 2010 were as follows:

(dollars in thousands)	December 31, 2010
	Amortized	Fair
	Cost	Value

Due in one year or less	$23,924	$24,050
Due after one year through five years	67,159	67,142
Due after five years through ten years	38,207	37,364
Due after ten years	49,140	48,594
Total debt securities available for sale	178,430	177,150

Total equity securities available for sale	40,153	40,153

Total investment securities	$218,583	$217,303

(dollars in thousands)	December 31, 2009
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	101,964	101,709
Due after five years through ten years	-	-
Due after ten years	3,296	3,296
Total debt securities available for sale	105,260	105,005

Total investment securities	$105,260	$105,005

As of December 31, 2010 and December 31, 2009, no investment securities were pledged as collateral.   As of December 31, 2010, $11,000 in unrealized losses was attributable to one security that had been in an unrealized loss position for greater than 12 months.  This unrealized loss (on a mortgage backed security) which has been in an unrealized loss position for one year or longer as of December 31, 2010, was caused by market interest rate increases subsequent to the purchase of the security.  Because the Bank has the ability to hold this investment until a recovery in fair value, which may be maturity, this investment is not considered to be other-than-temporarily impaired as of December 31, 2010.

4.           LOANS AND ALLOWANCES FOR CREDIT LOSSES

The following summarizes the characteristics of the loan portfolio for the years ended December 31, 2010 and 2009:

A summary of loans is as follows:
(dollars in thousands)	As of December 31,
	2010	2009

Commercial	$269,034	$253,776
Real estate construction	40,705	20,601
Land loans	9,072	12,763
Real estate other	138,633	149,617
Factoring and asset based lending	122,542	66,660
SBA	67,538	67,629
Other	4,023	5,395
Total gross loans	651,547	576,441
Unearned fee income	(1,444)	(1,452)
Total loan portfolio	650,103	574,989
Less allowance for credit losses	(15,546)	(16,012)
Total loan portfolio, net	$634,557	$558,977

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  The Bank analyzes loans individually by classifying the loans as to credit risk.  This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans.  This analysis is performed on an ongoing basis as new information is obtained.  The Bank uses the following definitions for loan risk ratings:

Pass – Loans classified as pass include larger non-homogenous loans not meeting the risk rating definitions below and smaller, homogeneous loans not assessed on an individual basis.

Special Mention (Performing/Criticized) - Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard (Performing/Criticized) - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Impaired (Nonaccrual) – A loan is considered impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Troubled Debt Restructurings – Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are generally considered troubled debt restructurings and classified as impaired; however, in some circumstances a troubled debt restructuring may be performing in compliance with modified terms for an extended period of time and therefore be placed on accrual status and deemed unimpaired.  On December 31, 2010 troubled debt restructurings on accrual status and deemed unimpaired totaled $4.5 million compared to $16.8 million at December 31, 2009.

Risk category of loans:
(dollars in thousands)	As of December 31, 2010
		Performing
	Pass	(Criticized)	Impaired	Total

Commercial	$258,336	$9,568	$1,130	$269,034
Real estate construction	31,395	3,968	5,342	40,705
Land loans	4,384	1,512	3,176	9,072
Real estate other	93,959	38,041	6,633	138,633
Factoring and asset based lending	121,753	789	-	122,542
SBA	60,315	6,995	228	67,538
Other	822	3,014	187	4,023
Total gross loans	$570,964	$63,887	$16,696	$651,547

Past due and nonaccrual loans:
(dollars in thousands)	As of December 31, 2010
	Still Accruing
	30-89 Days	Over 90 Days	Nonaccrual /
	Past Due	Past Due	Impaired

Commercial	$1,860	$-	$1,130
Real estate construction	-	-	5,342
Land loans	-	-	3,176
Real estate other	-	-	6,633
Factoring and asset based lending	-	-	-
SBA	19	-	228
Other	-	-	187
Total gross loans	$1,879	$-	$16,696

There were fifteen loans, totaling $16.7 million, on non-accrual and deemed impaired at December 31, 2010.  There were twenty-four loans, totaling $17.0 million, on non-accrual and deemed impaired at December 31, 2009 and sixteen loans, totaling $15.8 million, on non-accrual and deemed impaired at December 31, 2008.

Average impaired loans for the years ended December 31, 2010, 2009, and 2008 were $17.9 million, $23.8 million, and $19.6 million, respectively.  The following summarizes the breakdown of impaired loans by category as of December 31, 2010:

Average recorded investment in impaired loans:	As of
(dollars in thousands)	December 31, 2010

Commercial	$1,020
Real estate construction	5,632
Land loans	4,132
Real estate other	6,441
Factoring and asset based lending	77
SBA	369
Other	190
Total gross loans	$17,860

Income on such loans is only recognized to the extent that cash is received and where the future collection of principal is probable.  Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The entire allowance is available for any loan that, in management’s judgment should be charged-off.

The allowance generally consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired; however, it is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans versus providing a specific reserve.  As such, the allowance for credit losses as of December 31, 2010, 2009, and 2008 reflected general reserves for non-impaired loans and was based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that were likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors included consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2010, 2009, and 2008.

Analysis of the allowance for credit losses:
(dollars in thousands)	Year ended December 31,
	2010	2009	2008

Balance, beginning of period	$16,012	$18,554	$8,608
Loans charged off by category:
Commercial and other	1,406	3,108	1,995
Real estate construction	1,274	4,561	5,536
Real estate land	748	2,674	13,518
Real estate other	4,013	2,452	645
Factoring and asset-based lending	132	-	-
Consumer	606	-	-
Total charge-offs	8,179	12,795	21,694
Recoveries by category:
Commercial and other	1,100	739	83
Real estate construction	799	206	37
Real estate land	134	-	-
Real estate other	686	108	-
Factoring and asset-based lending	43	-	-
Consumer	251	-	-
Total recoveries	3,013	1,053	120
Net charge-offs (recoveries)	5,166	11,742	21,574
Provision charged to expense	4,700	9,200	31,520
Balance, end of year	$15,546	$16,012	$18,554

5.	PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following:

(dollars in thousands)	As of December 31,
	2010	2009	2008

Leasehold improvements	$5,427	$5,399	$5,378
Furniture and equipment	3,431	3,225	3,164
Capitalized software	3,220	3,089	2,816
Premises and equipment	12,078	11,713	11,358
Less accumulated depreciation and amortization	(9,498)	(8,147)	(6,568)
Premises and equipment, net	$2,580	$3,566	$4,790

Depreciation and amortization amounted to $1.4 million, $1.6 million, and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

6.	DEPOSITS

The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of December 31, 2010, 2009 and 2008.

(dollars in thousands)	As of December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$443,806	52.34%	$333,171	47.26%	$284,319	36.58%
Interest-bearing demand	5,275	0.62%	4,830	0.69%	4,267	0.55%
Money market and savings	355,772	41.96%	275,850	39.13%	335,200	43.13%
Certificates of deposit:
Less than $100,000	9,212	1.09%	29,782	4.22%	92,997	11.96%
$100,000 and more	33,881	4.00%	61,413	8.71%	60,462	7.78%

Total deposit portfolio	$847,946	100.00%	$705,046	100.00%	$777,245	100.00%

At December 31, 2010, time deposits of $100,000 or more have remaining maturities as follows:

(in thousands)

3 months or less	$23,974
Over 3 months to 6 months	1,766
Over 6 months to 12 months	7,789
Over 1 year to 5 years	352
TOTAL	$33,881

At December 31, 2010, the scheduled maturities of all time deposits are as follows:

(in thousands)

2011	42,600
2012	392
2013	101
2014	-
$43,093

7.	JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS

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

Other Borrowings

At December 31, 2010, other borrowings consisted of $7.7 million of SBA loans sold in the fourth quarter 2010.  Certain recourse provisions in SBA sales agreements cause a delay in the recognition of the sale transaction under current accounting standards.  Proceeds from SBA loan sales are recognized as a secured borrowing until the recourse provisions expire, which is typically three months after the settlement date.  Upon expiration of the recourse provisions, the Bank recognizes a gain on the sale and derecognizes the loan receivable and the related secured borrowing.  Gains deferred on SBA loan sales amounted to $738,000 as of December 31, 2010.

The Company had no other borrowings at December 31, 2009.

As of December 31, 2010, the Bank had a total borrowing capacity of approximately $376.0 million.   The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million.  At December 31, 2010, there were no balances outstanding on these lines.

8.	INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended December 31, 2010, 2009 and 2008:

(dollars in thousands)	Year ended December 31,
	2010	2009	2008
Current:
Federal	$1,784	$(172)	$(980)
State	338	20	154
Total current	2,122	(152)	(826)

Deferred:
Federal	(121)	(146)	(2,994)
State	(46)	(287)	(1,841)
Total deferred	(167)	(433)	(4,835)
Income tax provision	$1,955	$(585)	$(5,661)

Deferred income taxes reflect the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2010, 2009 and 2008 are as follows:

(dollars in thousands)	As of ended December 31,
	2010	2009	2008
Deferred tax assets (liability):
Deferred loan fee	$486	$508	$560
Allowance for credit losses	5,441	5,604	6,365
State income taxes	2,574	2,566	2,278
Fixed assets	690	485	298
Accrued expenses	271	634	694
Other	2,753	2,250	1,419
Net deferred tax asset	$12,215	$12,047	$11,614

In addition to the above net deferred tax asset, the Company has additional deferred tax assets / (liabilities) arising from adjustments to other comprehensive income aggregating $1.5 million as of December 31, 2010 and $433,000 as of December 31, 2009.

Income tax returns for the years ended December 31, 2009, 2008 and 2007 are open to audit by the federal authorities and income tax returns for the years ended December 31, 2009, 2008, 2007 and 2006 are open to audit by California authorities.  Unrecognized tax benefits are not expected to significantly increase or decrease within the next twelve months.

The effective tax rate differs from the federal statutory rate as follows:

	Year ended December 31,
	2010	2009	2008

Federal statutory rate	35.00%	35.00%	-35.00%
State income tax, net of federal effect	4.17%	-20.39%	-7.05%
BOLI income	-3.02%	-17.35%	-1.08%
Low income housing credits	-6.84%	-98.98%	-2.14%
Stock-based compensation	2.53%	25.22%	2.11%
Other, net	11.16%	7.69%	-0.38%
Income taxes	43.00%	-68.81%	-43.54%

9.	STOCK BASED COMPENSATION

On May 18, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (the “Plan”) which supersedes the Stock Option Plan that was established in 2001.  The total authorized shares that are available for issuance under the Plan is 1,303,283 shares.  The Plan provides for the following types of stock-based awards:  incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock awards; restricted stock units; performance units; and stock grants.  As of December 31, 2010, the Company has issued incentive stock options, nonqualified stock options, and restricted stock awards under the Plan.

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

As of December 31, 2010, there were 1,716,315 shares underlying outstanding awards under the Company’s stock-based compensation plans and 295,003 shares available for future grants under the 2006 Equity Incentive Plan.

A summary of the Company’s non-vested shares of restricted stock awards as of December 31, 2010 and changes during the period ended on that date is presented below:

	Non-Vested Restricted Stock Awards
		Weighted
	Number	Average Grant
	of Shares	Date Fair Value

Balances, December 31, 2009	526,095	$6.99

Granted	8,200	7.31
Vested	(24,000)	4.56
Forfeited	(10,240)	12.06

Balances, December 31, 2010	500,055	$7.00

A summary of the Company’s stock option awards as of December 31, 2010 and changes during the period ended on that date are presented below:

	Stock Option Awards Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price

Balances, December 31, 2009	1,336,029	$11.42

Granted	91,000	8.14
Exercised (aggregate intrinsic value of $515,891)	(169,700)	5.42
Cancelled	(6,675)	17.47
Expired	(34,394)	17.52

Balances, December 31, 2010	1,216,260	$11.81

The following table summarizes information about stock options outstanding at December 31, 2010.

	Stock Option Awards Outstanding			Stock Option Awards Exercisable
		Weighted	Weighted		Weighted	Weighted
		Remaining	Exercise		Remaining	Exercise
Exercise Price range	Shares	Life (Years)	Price	Shares	Life (Years)	Price

$4.40 - $ 6.75	489,725	2.1	$5.32	411,225	1.0	$5.30
$6.76 - $ 12.50	122,100	7.0	8.08	40,400	1.9	7.47
$12.51 - $ 19.40	353,550	4.1	14.94	342,275	4.0	14.96
$19.41 - $ 22.75	250,885	5.1	21.88	231,151	5.0	21.86

	1,216,260	3.8	$11.81	1,025,051	2.9	$12.35

The aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2010 was $1.8 million and $1.5 million, respectively.

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

The weighted average assumptions used for 2010, 2009, and 2008 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Year ended December 31,
	2010	2009	2008

Expected life	75 months	75 months	75 months

Stock volatility	45.0%	28.0%	22.0%

Risk free interest rate	2.7%	2.3%	3.2%

Dividend yield	0.0%	0.0%	0.0%

Fair value per share	$3.80	$1.77	$4.59

10.	PENSION BENEFIT PLANS

Effective August 1, 2004, the Bank established the Supplemental Executive Retirement Plan (SERP), an unfunded noncontributory defined benefit pension plan.  The SERP provides retirement benefits to a select group of key executives and senior officers based on years of service and final average salary.  The Bank uses a December 31 measurement date for this plan.

The following table reflects the accumulated benefit obligation and funded status of the SERP for the years ended December 31, 2010, 2009 and 2008:

(dollars in thousands)	Year ended December 31,
	2010	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$3,469	$3,492	$2,897
Service cost	340	346	563
Interest cost	213	167	159
Amendments	-	-	-
Actuarial (gains)/losses	325	(477)	(127)
Acquisitions/(divestitures)	-	-	-
Expected benefits paid	(59)	(59)	-
Projected benefit obligation at end of year	$4,288	$3,469	$3,492

Unfunded projected/accumulated benefit obligation	(4,288)	(3,469)	(3,492)
Additional liability	$-	$-	$-

Weighted average assumptions to determine benefit
obligation as of December 31:
Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost recognized for the years ended December 31, 2010 and 2009 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2011 are as follows:

(dollars in thousands)	Year ended December 31,
	2011	2010	2009
Components of net periodic benefit cost
Service cost	$426	$340	$346
Interest cost	245	213	167
Expected return on plan assets	-	-	-
Amortization of transition obligation (asset)	-	-	-
Amortization of prior service cost	85	85	85
Amortization of actuarial (gains)/losses	(16)	(45)	(6)
Net periodic benefit cost	$740	$593	$592

Other comprehensive income (cost)	$(40)	$(40)	$(556)

11.	RELATED PARTY TRANSACTIONS

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

Future minimum annual lease payments are as follows (dollars in thousands):

Future lease payments
For years ended December 31,

2011	$1,731
2012	1,770
2013	1,756
2014	1,458
2015	2,988
Thereafter	-
$9,703

Rental expense under operating leases was $2.0 million in 2010, $2.0 million in 2009 and $2.3 million in 2008.

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

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include loan commitments of $286.8 million, $222.3 million and $263.2 million at December 31, 2010, 2009 and 2008, respectively.  The Bank's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2010, no losses are anticipated as a result of these commitments.

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

Undisbursed loan commitments were comprised of the following at December 31, 2010 (dollars in thousands):

Loan Category	Amount

Commercial	$196,770
SBA	420
Real estate construction	20,223
Land loans	-
Real estate term	27,187
Factoring/ABL	33,610
Other	8,594

Total	$286,804

13.	DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of December 31, 2010

	Total	Level 1	Level 2	Level 3

Securities available for sale	$217,303	$-	$217,303	$-
Cash flow hedge	(1,750)	-	(1,750)	-
Warrant portfolio	724	-	-	724

Total	$216,277	$-	$215,553	$724

	As of December 31, 2009

	Total	Level 1	Level 2	Level 3

Securities available for sale	$105,005	$-	$105,005	$-
Cash flow hedge	(776)	-	(776)	-
Warrant portfolio	729	-	-	729

Total	$104,958	$-	$104,229	$729

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the year ended December 31, 2010.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis for the years ended December 31, 2010 and 2009 included OREO of $6.6 million and $6.5 million, respectively.  The fair value of OREO was determined using Level 2 assumptions.  The Company charged-off $1.2 million and $890,000 during the years ended December 31, 2010 and 2009, respectively, as a result of declines in the OREO property values.  The assets measured at fair value on a non-recurring basis for the years ended December 31, 2010 and 2009 also included impaired loans of $16.7 million and $17.0 million, respectively.  The fair value of impaired loans was determined using Level 3 assumptions.  The Company charged-off $8.2 million and $12.8 million during the years ended December 31, 2010 and 2009, respectively, as a result of impaired loans.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at December 31, 2010 and 2009.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits, bank owned life insurance, and cash flow hedge (see Note 3 for information regarding securities).

(dollars in thousands)	Year ended December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$8,676	$8,676	$14,893	$14,893
Federal funds sold	114,240	114,240	104,260	104,260
Interest bearing Deposits in other Banks	2,539	2,539	9,980	9,954
Investments securities	217,303	217,303	105,005	105,005
Loans and leases, gross	650,103	663,030	574,989	589,748
Bank owned life insurance	10,393	10,393	10,001	10,001

Financial liabilities:
Deposits	847,946	846,701	705,046	703,362
Trust preferred securities	17,527	17,607	17,527	8,058
Other borrowings	7,672	7,650	-	-
Cash flow hedge	(1,750)	(1,750)	(776)	(776)

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of December 31, 2010 and December 31, 2009.  The Company did not have any derivative instruments that were assets as of December 31, 2010 and December 31, 2009.

(dollars in thousands)

		Fair Value
Derivatives Designated as Hedging	Balance Sheet	December 31,	December 31,
Instruments Under SFAS 133	Location	2010	2009

Interest rate contracts	Other assets	$-	$-
Interest rate contracts	Other liabilities	1,750	776

Total hedged derivatives		$1,750	$776

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of December 31, 2010, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2010 and 2009, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the year ended December 31, 2010, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(1.4) million.  During the year ended December 31, 2009, the amount of pre-tax gain recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $636,000.  During the year ended December 31, 2010, $(105,000) was reclassified into earnings related to the effective portion of cash flow hedges.  During the year ended December 31, 2009, $579,000 was reclassified into earnings related to the effective portion of cash flow hedges.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the years ended December 31, 2010 and 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $4,900 will be reclassified as an increase to interest income and $573,000 will be reclassified as an increase to interest expense.  During the years ended December 31, 2010 and 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions related to certain terminated interest rate swaps becoming probable not to occur.  The accelerated amounts for the years ended December 31, 2010 and 2009 were gains of $43,000 and $3.3 million, respectively.

The table below presents the effect of the Company’s derivative financial instruments, interest rate contracts, on the income statement for the years ended December 31, 2010 and 2009.

(dollars in thousands)	Interest Income		Non-Interest Income		Total Income
	Twelve months ended		Twelve months ended		Twelve months ended
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009

Amount of gain reclassified from AOCI into income - effective portion	$(105)	$579	$43	$3,286	$(62)	$3,865

Amount of gain recognized in income on derivative - ineffective portion and amount excluded from effectiveness testing	-	-	-	-	-	-

Total derivative income	$(105)	$579	$43	$3,286	$(62)	$3,865

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

As of December 31, 2010 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.8 million. As of December 31, 2010, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2010, it would have been required to settle its obligations under the agreements at the termination value.

15.           BRIDGE CAPITAL HOLDINGS

The following are the financial statements of Bridge Capital Holdings (parent company only):

BALANCE SHEETS

(dollars in thousands)	As of December 31,
	2010	2009
Assets:
Cash and due from banks	$5,294	$17,228
Investments	40,153	-
Investment in bank & subsidiaries	114,871	110,957
Other assets	1,430	1,054
Total Assets	$161,748	$129,239
Liabilities:
Junior Subordinated Debt	$17,527	$17,527
Other liabilities	1,918	2,398
Total Liabilities	19,445	19,925
Capital:
Common stock	104,843	40,919
Preferred stock	23,864	53,864
Retained earnings	13,193	13,713
Current year net income	2,591	1,435
Other Comprehensive income	(2,188)	(617)
Total Capital	142,303	109,314
Total Liabilities and Capital	$161,748	$129,239

STATEMENTS OF OPERATIONS

(dollars in thousands)	Year ended December 31,
	2010	2009	2008

Interest income	$32	$76	$42
Interest expense	1,086	1,042	1,044
Noninterest income	36
Noninterest expense	647	591	679
Income (loss) before income taxes	(1,665)	(1,557)	(1,681)
Income taxes	-	-	-
Income before undistributed income
of the bank	(1,665)	(1,557)	(1,681)
Equity in undistributed income of the bank	4,256	2,992	(5,660)
Net income (loss)	$2,591	$1,435	$(7,341)

STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year ended December 31,
	2010	2009	2008

Cash Flow From Operating Activities:
Net income (loss)	$2,591	$1,435	$(7,341)
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings (loss) of subsidiaries	(4,256)	(2,992)	5,660
Net change in other assets	(230)	(536)	810
Net change in other liabilities	(480)	2,215	153
Net cash (used in) provided by operating activities	(2,375)	122	(718)

Cash Flow From Investing Activities:
Purchase of investments available for sale	(40,153)	-	-
Investment in subsidiary	-	-	(34,543)
Net cash provided by financing activities	(40,153)	-	(34,543)

Cash Flow From Financing Activities:
Proceeds from sale of Common stock	30,370	-	572
Proceeds from sale of Preferred stock	-	-	53,864
Common stock issued - preferred dividends	2,179	-	-
Payment of cash dividends	(1,955)	(4,203)	-
Net cash provided by financing activities	30,594	(4,203)	54,436

Net increase (decrease) in cash and equivalents	(11,934)	(4,081)	19,175
Cash and equivalents at beginning of period	17,228	21,309	2,134
Cash and equivalents at end of period	$5,294	$17,228	$21,309

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Management believes, as of December 31, 2010, that the Company meets all capital adequacy requirements to which they are subject.

The following table shows the Company’s capital ratios at December 31, 2010 and 2009 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

(dollars in thousands)	As of December 31,
	2010		2009
	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$161,448	19.61%	$106,489	15.26%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$49,403	6.00%	$41,861	6.00%

Total Capital	$171,805	20.87%	$135,678	19.45%
(to Risk Weighted Assets)
Total capital minimum requirement	$82,339	10.00%	$69,768	10.00%

Company leverage
Tier 1 Capital	$161,448	16.67%	$106,489	12.53%
(to Average Assets)
Total capital minimum requirement	$48,429	5.00%	$42,494	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$115,439	14.16%	$110,517	15.85%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$48,903	6.00%	$41,837	6.00%

Total Capital	$125,693	15.42%	$119,323	17.11%
(to Risk Weighted Assets)
Total capital minimum requirement	$81,505	10.00%	$69,728	10.00%

Bank leverage
Tier 1 Capital	$115,439	11.93%	$110,517	13.01%
(to Average Assets)
Total capital minimum requirement	$48,389	5.00%	$42,459	5.00%

17.           Preferred Stock

On November 13, 2008, the United States Treasury Department (the Treasury) approved the Company’s participation in the TARP Capital Purchase Program, subject to the Company raising additional equity in an amount satisfactory to Treasury.  On December 4, 2008, investors agreed to purchase $30 million of the Company’s Series B and B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock in a private placement, subject to the Treasury approving the Company’s participation in the TARP Capital Purchase Program and its ability to satisfy all legal requirements for selling equity securities to the Treasury under the program.  Based on discussions with the Treasury representatives, the Company understood that raising $30 million would satisfy the requirement that we raise additional equity.  The Company sold $30 million of our Series B and B-1 Preferred Stock in a private placement on December 17, 2008 and subsequently sold $23.9 million in TARP securities to the Treasury on December 23, 2008.  In addition the Company issued a warrant to the Treasury to purchase up to 396,412 shares of the Company’s common stock.    On March 31, 2010 the $30 million of Series B and B-1 Preferred Stock was converted to common stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” for additional preferred and common stock discussion.

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

18.           Subsequent Events

On February 10, 2011, the Company received notification from the Treasury that it had been approved to redeem the Treasury's investment in Bridge Capital Holdings under the Capital Purchase Program.  The Company’s redemption is in process and is being made from existing cash at the holding company.  The redemption will be completed prior to the end of the first quarter of 2011.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no current or anticipated changes in, or disagreements with, accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9a. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of December 31, 2010, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to its management, including its principal executive and principal officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures..

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management’s report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2010.  Vavrinek, Trine, Day & Co., LLP’s audit report appears on Page 55.

Item 9b.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart provides information as of December 31, 2010 concerning the Company’s equity compensation plans:

	(A)	(B)	(C)
Number of Securities
	Number of Securities		Remaining Available
	To Be Issued Upon	Weighted Average	For Future Issuance
	Exercise of	Grant Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Stock,	Restricted Stock,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights	Reflected in Column (A)

Equity compensation plans approved by security holders	1,716,315	$10.41	295,003

Equity compensation plans not approved by security holders	-	-	-

Total	1,716,315	$10.41	295,003

The additional information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

BRIDGE CAPITAL HOLDINGS

Date:	March 7, 2011	By:	/s/ Daniel P. Myers
Daniel P. Myers, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Owen Brown	Director	March 7, 2011
Owen Brown

/s/Howard N. Gould	Director	March 7, 2011
Howard Gould

/s/Dr. Francis J. Harvey	Director	March 7, 2011
Dr. Francis J. Harvey
Chairman
/s/Allan C. Kramer, M.D.	Director	March 7, 2011
Allan C. Kramer, M.D.

/s/Robert P. Latta	Director	March 7, 2011
Robert Latta

Vice Chairman
/s/Thomas M. Quigg	Director	March 7, 2011
Thomas M. Quigg
President
Chief Executive Officer
/s/Daniel P. Myers	Director	March 7, 2011
Daniel P. Myers	(Principal Executive Officer)

/s/Terry Schwakopf	Director	March 7, 2011
Terry Schwakopf

/s/Barry A. Turkus	Director	March 7, 2011
Barry A. Turkus

Executive Vice President
/s/Thomas A. Sa	Chief Financial Officer	March 7, 2011
Thomas A. Sa	(Principal Financial
and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

(3.1)	Articles of Incorporation of the registrant [incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K dated 10/1/04]

(3.2)	Amendment to the Company’s Articles of Incorporation dated August 27, 2004 [incorporated by reference to Exhibit 3(i)(b) to the registrant’s Current Report on Form 8-K dated 10/1/04]

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

(10.25)
Registration Rights Agreement dated November 18, 2010 by and among the Company and the investors party thereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated 11/23/10]

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