Form 10-Q
period 2011-03-31
Bridge Capital Holdings
filed 2011-05-05
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2011

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
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The number of shares of Common Stock outstanding as of April 30, 2011:  15,066,740

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Balance Sheets
(dollars in thousands)

	(unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$15,001	$8,676
Federal funds sold	108,520	114,240
Total cash and equivalents	123,521	122,916

Interest bearing deposits in other banks	1,560	2,539
Investment securities available for sale	204,177	217,303
Loans, net of allowance for credit losses of $15,171 at
March 31, 2011 and $15,546 at December 31, 2010	615,079	634,557
Premises and equipment, net	2,396	2,580
Other real estate owned	9,666	6,645
Accrued interest receivable	3,592	3,439
Other assets	38,446	39,752
Total assets	$998,437	$1,029,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand noninterest-bearing	$475,287	$443,806
Demand interest-bearing	5,096	5,275
Savings	305,113	355,772
Time	42,215	43,093
Total deposits	827,711	847,946

Junior subordinated debt securities	17,527	17,527
Other borrowings	-	7,672
Accrued interest payable	36	48
Other liabilities	30,797	14,235
Total liabilities	876,071	887,428

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized;
no shares issued and outstanding at March 31, 2011 and
23,864 shares issued and outstanding at December 31, 2010	-	23,864
Common stock, no par value; 30,000,000 shares authorized;
15,066,670 shares issued and outstanding at March 31, 2011;
14,510,379 shares issued and outstanding at December 31, 2010;	101,546	100,435
Additional paid in capital	4,566	4,408
Retained earnings	17,154	15,784
Accumulated other comprehensive (loss) income	(900)	(2,188)
Total shareholders' equity	122,366	142,303
Total liabilities and shareholders' equity	$998,437	$1,029,731

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three months ended
	March 31,
	2011	2010
INTEREST INCOME:
Loans	$10,816	$10,106
Federal funds sold	82	59
Investment securities available for sale	802	547
Interest bearing deposits in other banks	10	45
Total interest income	11,710	10,757

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	2
Money market and savings	227	358
Certificates of deposit	78	281
Other	346	241
Total interest expense	652	882

Net interest income	11,058	9,875
Provision for credit losses	750	1,250
Net interest income after provision for credit losses	10,308	8,625

NON-INTEREST INCOME:
Service charges on deposit accounts	675	545
Gain on sale of SBA loans	641	-
International fee income	546	428
Other non interest income	684	653
Total non-interest income	2,546	1,626

OPERATING EXPENSES:
Salaries and benefits	5,378	5,284
Premises and fixed assets	972	1,052
Other	3,887	3,317
Total operating expenses	10,237	9,653

Income before income taxes	2,617	598
Income taxes	1,047	233
Net income	$1,570	$365

Preferred dividends	200	1,060
Net income (loss) available to common shareholders	1,370	(695)

Basic income (loss) per share	$0.10	$(0.11)
Diluted income (loss) per share	$0.09	$(0.11)
Average common shares outstanding	14,089,577	6,576,923
Average common and equivalent shares outstanding	14,466,839	6,576,923

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Interim Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,570	$365
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	750	1,250
Depreciation and amortization	294	672
Net (gain) loss on sale of other real estate owned	(262)	-
Stock based compensation	282	345
Loans originated for sale	(6,141)	(6,592)
Proceeds from loan sales	10,763	-
Net (gain) loss on sale of securities	93	164
Deferred income tax (credit)	112	-
(Increase) decrease in accrued interest receivable and other assets	1,153	902
Increase (decrease) in accrued interest payable and other liabilities	16,550	(1,679)
Net cash (used in) provided by operating activities	25,164	(4,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(70,074)	(36,437)
Proceeds from sale of securities available for sale	21,392	21,142
Proceeds from maturity of securities available for sale	62,890	13,060
Proceeds from the sale of other real estate owned	3,051	3,697
Net decrease (increase) in loans	8,296	(7,588)
Net decrease (increase) in interest bearing deposits in other banks	979	1,927
Purchase of fixed assets	(110)	(116)
Net cash (used in) provided by investing activities	26,424	(4,315)

CASH FLOW FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(20,235)	13,578
(Decrease) in other borrowings	(7,672)	-
Common stock issued	988	31,477
Redemption of preferred stock	(23,864)	(30,000)
Payment of cash dividends	(200)	(257)
Net cash provided by (used in) financing activities	(50,983)	14,798

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	605	5,910
Cash and equivalents at beginning of period	122,916	119,153
Cash and equivalents at end of period	$123,521	$125,063

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$576	$630
Cash paid for income taxes	$18	$88

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$5,810	$3,814

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters ended March 31, 2011 and 2010 are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2010 is derived from the audited financial statements; however, it does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), was issued July 2010. The guidance significantly expands the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses.

The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update requires enhanced disclosures and did not have a significant effect on the Company’s financial statements.

FASB ASU 2011-02, Disclosures about a Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), was issued April 2011.   The guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company has recorded an incremental $282,000 ($188,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2011 as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2011.   As of March 31, 2011, $5.1 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.7 years.

Stock-based compensation reduced basic earnings per share by $0.01 and $0.04 and diluted earnings per share by $0.01 and $0.05 for the three months ended March 31, 2011 and 2010, respectively.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive loss totaling $(900,000), net of tax, as of March 31, 2011 and a cumulative other comprehensive loss totaling $(2.2 million), net of tax, as of December 31, 2010.

	Three months ended
(dollars in thousands)	March 31,
	2011	2010

Net income	$1,570	$365

Other comprehensive earnings- Net unrealized gains (losses) on securities available for sale	1,175	327
Net unrealized gains (losses) on supplemental executive retirement plan	6	7
Net unrealized gains (losses) on cash flow hedges	107	(282)

Total comprehensive income (loss)	$2,858	$417

Allowance for Credit Losses

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

Portfolio segments identified by the Bank include commercial, real estate construction, land, real estate other, factoring and asset-based lending, SBA, and consumer loans.  Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and credit scores, debt-to income, collateral type and loan-to-value ratios for consumer loans.

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

	Three months ended
(dollars in thousands, except per share amounts)	March 31,
	2011	2010

Net income	$1,570	$365
Less: dividends on preferred shares	(200)	(1,060)
Net income (loss) available to common shareholders	1,370	(695)

Weighted average shares used in computing
basic earnings (loss) per share	14,089,577	6,576,923
Diluted potential common shares related to stock options,
restricted stock, and preferred stock	377,262	-
Total average common shares and equivalents	14,466,839	6,576,923

Basic earnings (loss) per share	$0.10	$(0.11)
Diluted earnings (loss) per share	$0.09	$(0.11)

3.           Securities

The amortized cost and approximate fair values of securities at March 31, 2011 and December 31, 2010 are as follows:

(dollars in thousands)	As of March 31, 2011
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Debt Securities:
U.S. government agencies	$31,849	$68	$(126)	$31,791
Mortgage backed securities	127,335	969	(276)	128,028
Collateralized mortgage obligations	17,680	43	(3)	17,720
Corporate bonds	26,634	44	(40)	26,638
Total debt securities	203,498	1,124	(445)	204,177
Equity Securities:	-	-	-	-
Total securities available for sale	203,498	1,124	(445)	204,177

Total investment securities	$203,498	$1,124	$(445)	$204,177

	As of December 31, 2010
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Debt Securities:
U.S. government agency notes	$49,417	$218	$(61)	$49,574
Mortgage backed securities	121,105	360	(1,845)	119,620
Collateralized mortgage obligations	-	-	-	-
Corporate bonds	7,908	48	-	7,956
Total debt securities	178,430	626	(1,906)	177,150
Equity Securities:	40,153			40,153
Total Securities Available for Sale	218,583	626	(1,906)	217,303

Total Investment Securities	$218,583	$626	$(1,906)	$217,303

The scheduled maturities of securities available for sale at March 31, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	March 31, 2011
	Amortized	Fair
	Cost	Value

Due in one year or less	$13,446	$13,582
Due after one year through five years	80,801	81,271
Due after five years through ten years	45,209	45,394
Due after ten years	64,042	63,930
Total debt securities available for sale	203,498	204,177

Total equity securities available for sale	-	-

Total investment securities	$203,498	$204,177

(dollars in thousands)	December 31, 2010
	Amortized	Fair
	Cost	Value

Due in one year or less	$23,924	$24,050
Due after one year through five years	67,159	67,142
Due after five years through ten years	38,207	37,364
Due after ten years	49,140	48,594
Total debt securities available for sale	178,430	177,150

Total equity securities available for sale	40,153	40,153

Total investment securities	$218,583	$217,303

As of March 31, 2011 and December 31, 2010, no investment securities were pledged as collateral.   As of March 31, 2011, there were no unrealized losses attributable to securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2010, $11,000 in unrealized losses was attributable to one security that had been in an unrealized loss position for greater than 12 months.  This unrealized loss (on a mortgage backed security) which had been in an unrealized loss position for one year or longer as of December 31, 2010, was caused by market interest rate increases subsequent to the purchase of the security.  Because the Bank has the ability to hold this investment until a recovery in fair value, which may be maturity, this investment was not considered to be other-than-temporarily impaired as of December 31, 2010.

4.           Loans

The balances in the various loan categories are as follows as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Commercial	$256,865	$269,034
Real estate construction	35,291	40,705
Land loans	8,235	9,072
Real estate other	139,499	138,633
Factoring and asset based lending	122,052	122,542
SBA	65,537	67,538
Other	4,193	4,023
Total gross loans	631,672	651,547
Unearned fee income	(1,422)	(1,444)
Total loan portfolio	630,250	650,103
Less allowance for credit losses	(15,171)	(15,546)
Loans, net	$615,079	$634,557

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

Troubled Debt Restructurings – Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are generally considered troubled debt restructurings and classified as impaired; however, in some circumstances a troubled debt restructuring may be performing in compliance with modified terms for an extended period of time and therefore be placed on accrual status and deemed unimpaired.  On March 31, 2011 and December 31, 2010 troubled debt restructurings on accrual status and deemed unimpaired totaled $4.5 million and $4.5 million, respectively.

Risk category of loans:
(dollars in thousands)
	As of March 31, 2011
		Performing
	Pass	(Criticized)	Impaired	Total

Commercial	$244,715	$10,785	$1,365	$256,865
Real estate construction	33,309	1,982	-	35,291
Land loans	4,281	1,359	2,595	8,235
Real estate other	96,395	35,452	7,652	139,499
Factoring and asset based lending	117,595	4,457	-	122,052
SBA	57,785	7,543	209	65,537
Other	837	3,356	-	4,193
Total gross loans	$554,918	$64,933	$11,821	$631,672

	As of December 31, 2010
		Performing
	Pass	(Criticized)	Impaired	Total

Commercial	$258,336	$9,568	$1,130	$269,034
Real estate construction	31,395	3,968	5,342	40,705
Land loans	4,384	1,512	3,176	9,072
Real estate other	93,959	38,041	6,633	138,633
Factoring and asset based lending	121,753	789	-	122,542
SBA	60,315	6,995	228	67,538
Other	822	3,014	187	4,023
Total gross loans	$570,964	$63,887	$16,696	$651,547

Past due and nonaccrual loans:
(dollars in thousands)	As of March 31, 2011
	Still Accruing
	30-89 Days	Over 90 Days	Nonaccrual /
	Past Due	Past Due	Impaired

Commercial	$-	$-	$1,365
Real estate construction	-	-	-
Land loans	399	-	2,595
Real estate other	-	2,442	7,652
Factoring and asset based lending	-	-	-
SBA	49	-	209
Other	0	-	-
Total gross loans	$448	$2,442	$11,821

(dollars in thousands)	As of December 31, 2010
	Still Accruing
	30-89 Days	Over 90 Days	Nonaccrual /
	Past Due	Past Due	Impaired

Commercial	$1,860	$-	$1,130
Real estate construction	-	-	5,342
Land loans	-	-	3,176
Real estate other	-	-	6,633
Factoring and asset based lending	-	-	-
SBA	19	-	228
Other	-	-	187
Total gross loans	$1,879	$-	$16,696

There were 16 loans, totaling $11.8 million, on non-accrual and deemed impaired at March 31, 2011, and fifteen loans, totaling $16.7 million, on non-accrual and deemed impaired at December 31, 2010.

Average impaired loans for the periods ended March 31, 2011 and December 31, 2010 were $13.5 million and $17.9 million, respectively.  The following summarizes the breakdown of impaired loans by category as of March 31, 2011 and December 31, 2010:

Impaired loans:
(dollars in thousands)	As of March 31, 2011
	Upaid		Average
	Principal	Recorded	Recorded
	Balance	Investment	Investment

Commercial	$2,586	$1,365	$1,041
Real estate construction	-	-	2,111
Land loans	4,619	2,595	3,654
Real estate other	9,483	7,652	6,343
Factoring and asset based lending	-	-	-
SBA	374	209	221
Other	-	-	97
Total gross loans	$17,062	$11,821	$13,467

(dollars in thousands)	As of December 31, 2010
	Upaid		Average
	Principal	Recorded	Recorded
	Balance	Investment	Investment

Commercial	$2,116	$1,130	$1,020
Real estate construction	7,653	5,342	5,632
Land loans	5,288	3,176	4,132
Real estate other	7,861	6,633	6,441
Factoring and asset based lending	-	-	77
SBA	390	228	369
Other	-	187	189
Total gross loans	$23,308	$16,696	$17,860

Income on such loans is only recognized to the extent that cash is received and where the future collection of principal is probable.  Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.  There was no interest income recognized on impaired loans during the quarters ended March 31, 2011 and 2010.

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The entire allowance is available for any loan that, in management’s judgment should be charged-off.

The allowance generally consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired; however, it is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans versus providing a specific reserve.  As such, the allowance for credit losses as of March 31, 2011 and December 31, 2010 reflected general reserves for non-impaired loans and was based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that were likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors included consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

The following table summarizes the activity in the allowance for loan losses for the quarters ended March 31, 2011 and 2010.

Analysis of the allowance for credit losses:
(dollars in thousands)	March 31,	March 31,
	2011	2010

Balance, beginning of period	$15,546	$16,012
Loans charged off by category:
Commercial and other	727	889
Real estate construction	-	-
Real estate land	340	20
Real estate other	690	537
Factoring and asset-based lending	-	-
Consumer	-	606
Total charge-offs	1,757	2,051
Recoveries by category:
Commercial and other	38	159
Real estate construction	491	778
Real estate land	102	7
Real estate other	-	-
Factoring and asset-based lending	-	-
Consumer	-	-
Total recoveries	632	944
Net charge-offs (recoveries)	1,125	1,107
Provision charged to expense	750	1,250
Balance, end of period	$15,171	$16,155

5.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at March 31, 2011 and December 31, 2010 are comprised of the following:

(dollars in thousands)	March 31, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value

Leasehold improvements	$5,434	$(3,667)	$1,767
Furniture and fixtures	1,092	(973)	119
Capitalized software	3,259	(3,004)	255
Equipment	2,403	(2,148)	255
Construction in process	-	-	-
Totals	$12,188	$(9,792)	$2,396

(dollars in thousands)	December 31, 2010
		Accumulated	Net book
	Cost	Depreciation	Value

Leasehold improvements	$5,427	$(3,506)	$1,921
Furniture and fixtures	1,075	(952)	123
Capitalized software	3,220	(2,938)	282
Equipment	2,356	(2,102)	254
Construction in process	-	-	-
Totals	$12,078	$(9,498)	$2,580

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

Other Borrowings

There were no other borrowings at March 31, 2011 while at December 31, 2010, other borrowings consisted of $7.7 million of SBA loans sold in the fourth quarter 2010. Certain recourse provisions in SBA sales agreements as of December 31, 2010 caused a delay in the recognition of the sale.  Proceeds from SBA loan sales were recognized as a secured borrowing until the recourse provisions expired, which was typically three months after the settlement date.  Upon expiration of the recourse provisions, the Bank recognized a gain on the sale and derecognized the loan receivable and the related secured borrowing.  As of March 31, 2011, the recourse provisions in SBA loan sales agreements have been amended to comply with current accounting standards which provide for the immediate recognition of a gain on sale and derecognition of the related loan receivable.

As of March 31, 2011, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $248.0 million for which the Company had collateral in place to borrow $34.0 million.  As of March 31, 2011, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million.  At March 31, 2011, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three month periods ended March 31, 2011 and 2010 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended March 31,
	2011	2010

Expected life	75 months	75 months

Stock volatility	35.00%	45.00%

Risk free interest rate	2.50%	2.69%

Dividend yield	0.00%	0.00%

Fair value per share	$3.56	$3.35

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in thousands)	As of March 31, 2011

	Total	Level 1	Level 2	Level 3

Securities available for sale	$204,177	$-	$204,177	$-
Cash flow hedge	(1,572)	-	(1,572)	-
Warrant portfolio	724	-	-	724

Total	$203,329	$-	$202,605	$724

(dollars in thousands)	As of December 31, 2010

	Total	Level 1	Level 2	Level 3

Securities available for sale	$217,303	$-	$217,303	$-
Cash flow hedge	(1,750)	-	(1,750)	-
Warrant portfolio	724	-	-	724

Total	$216,277	$-	$215,553	$724

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended March 31, 2011.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010 included OREO of $9.7 million and $6.6 million, respectively.  The fair value of OREO was determined using Level 2 assumptions.  The Company had no charge-offs during the quarter ended March 31, 2011 as a result of declines in the OREO property values.  The assets measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010 also included impaired loans of $14.3 million and $16.7 million, respectively.  The fair value of impaired loans was determined using Level 3 assumptions.  The Company charged-off $1.8 million during the quarter ended March 31, 2011 as a result of impaired loans.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at March 31, 2011 and December 31, 2010.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits, bank owned life insurance, and cash flow hedge (see Note 3 for information regarding securities).

(dollars in thousands)	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$15,001	$15,001	$8,676	$8,676
Federal funds sold	108,520	108,520	114,240	114,240
Interest bearing deposits in other banks	1,560	1,560	2,539	2,539
Investments securities	204,177	204,177	217,303	217,303
Loans and leases, gross	630,250	637,311	650,103	663,030
Bank owned life insurance	10,490	10,490	10,393	10,393

Financial liabilities:
Deposits	827,711	826,208	847,946	846,701
Trust preferred securities	17,527	17,895	17,527	17,607
Other borrowings	-	-	7,672	7,650
Cash flow hedge	(1,572)	(1,572)	(1,750)	(1,750)

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

Trust preferred securities

The fair value of the trust preferred securities approximates the pricing of a preferred security at current market prices.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of March 31, 2011 and December 31, 2010.  The Company did not have any derivative instruments that were assets as of March 31, 2011 and December 31, 2010.

		Fair Value
Derivatives Designated as Hedging	Balance Sheet	March 31,	December 31,
Instruments Under SFAS 133	Location	2010	2010

Interest rate contracts	Other liabilities	$1,572	$1,750

Total hedged derivatives		$1,572	$1,750

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of March 31, 2011, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011 such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended March 31, 2011 and March 31, 2010, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $60,000 and $$(368,000), respectively.  During the three months ended March 31, 2011 and March 31, 2010, $(113,000) and $57,000, respectively was reclassified into earnings related to the effective portion of cash flow hedges.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three months ended March 31, 2011 and 2010.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $625,000 will be reclassified as an increase to interest expense.  During the three months ended March 31, 2010, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions related to certain terminated interest rate swaps becoming probable not to occur.  The accelerated amounts for the three months ended March 31, 2010 was a gain of $21,000.  The Company did not accelerate any amounts during the quarter ended March 31, 2011.

The tables below presents the effect of the Company’s derivative financial instruments, interest rate contracts, on the income statement for the three months ended March 31, 2011 and 2010.

	Interest Income		Non-Interest Income		Total Income
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,

	2011	2010	2011	2010	2011	2009

Amount of gain reclassified from AOCI into income - effective portion	$(113)	$57	$-	$21	$(113)	$78

Amount of gain recognized in income on derivative - ineffective portion and amount excluded from effectiveness testing	-	-	-	-	-	-

Total derivative income	$(113)	$57	$-	$21	$(113)	$78

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

As of March 31, 2011 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.6 million. As of March 31, 2011, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2011, it would have been required to settle its obligations under the agreements at the termination value.

10.           Preferred Stock and Warrant under the TARP Capital Purchase Program

On December 23, 2008, the Company issued 23,864 shares of Series C Preferred Stock (Preferred Stock) and a 10-year Warrant to purchase up to 396,412 shares of the Company’s common stock at an exercise price of $9.03 per share.  The Company sold the Preferred Stock and Warrant to the U.S. Treasury under the TARP Capital Purchase Program for an aggregate amount of $23.9 million.  The Company has paid a cash dividend on the Preferred Stock of 5% per annum since the issuance.

The Company recorded the issuance of the Preferred Stock and Warrant as an increase in shareholders’ equity.  The net proceeds from the transaction were allocated between Preferred Stock and the Warrant based on their respective fair values at the date of the issuance.  Utilizing the results of a Black-Sholes model, the Company allocated approximately $70,000 to the Warrant (i.e. the discount on the Preferred Stock) to be amortized over a five year period.

On March 16, 2011, the Company fully redeemed all of its Preferred Stock under the TARP Capital Purchase Program for $23.9 million.  The redemption was funded by the net proceeds from a $30.0 million private placement of the Company’s common stock completed in the fourth quarter of 2010.  As a result of the early repayment, the Company recorded a $30,000 charge in the first quarter of 2011 to reflect the accelerated accretion of the remaining discount on the preferred stock.

On April 20, 2011, the Company negotiated and repurchased the Warrant held by the U.S. Treasury for $1.4 million, which was recorded as a reduction to shareholders’ equity.

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

Sale of SBA Loans:  The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At March 31, 2011 and December 31, 2010, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters ended March 31, 2011 and 2010.

(dollars in thousands, except per share data)	Three months ended
	March 31,
	2011	2010
Statement of Operations Data:

Interest income	$11,710	$10,757
Interest expense	652	882
Net interest income	11,058	9,875
Provision for credit losses	750	1,250
Net interest income after provision for credit losses	10,308	8,625
Other income	2,546	1,626
Other expenses	10,237	9,653
Income before income taxes	2,617	598
Income taxes	1,047	233
Net income	$1,570	$365
Preferred dividends	200	1,060
Net income (loss) available to common shareholders	$1,370	$(695)

Per Share Data:
Basic earnings (loss) per share	$0.10	$(0.11)
Diluted earnings (loss) per share	0.09	(0.11)
Shareholders' equity per share	8.12	8.00
Cash dividend per common share	-	-

Balance Sheet Data:
Balance sheet totals:
Assets	$998,437	$858,771
Loans, net	615,079	568,093
Deposits	827,711	718,625
Shareholders' equity	122,366	110,493

Average balance sheet amounts:
Assets	$1,024,796	$843,770
Loans, net	610,257	553,386
Deposits	850,633	702,621
Shareholders' equity	135,635	109,754

Selected Ratios:
Return on average assets	0.62%	0.18%
Return on average equity	4.69%	1.35%
Efficiency ratio	75.25%	83.93%
Risk based capital ratio	18.23%	19.23%
Net chargeoffs to average gross loans	0.18%	0.19%
Allowance for loan losses to total loans	2.40%	2.76%
Average equity to average assets	13.24%	13.01%

Summary of Financial Results – Quarter ended March 31, 2011

The Company reported net operating income of $1.6 million for the three months ended March 31, 2011 representing an increase of $1.2 million, or 330.1%, compared to net operating income of $365,000 for the same period one year ago. Net income available to common shareholders was reduced by preferred dividends of $200,000 and $1.1 million during the first quarter of 2011 and 2010, respectively, resulting in earnings (loss) per diluted share of $0.09 and $(0.11), respectively.  Preferred dividends decreased $860,000 compared to the same period one year earlier, resulting in quarter to date preferred dividends of $200,000 due to the early conversion of Series B and B-1 preferred shares in March 2010 and early redemption of Series C preferred shares in March 2011 (see discussion in Capital Resources section under Private Placement 2008 and Trouble Assets Relief Program (TARP)).

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	March 31,		Increase
(dollars in thousands)	2011	2010	(Decrease)

Interest income	$11,710	$10,757	$953
Interest expense	652	882	(230)

Net interest income	11,058	9,875	1,183
Provision for credit losses	750	1,250	(500)

Net interest income after provision
for credit losses	10,308	8,625	1,683
Other income	2,546	1,626	920
Other expenses	10,237	9,653	584
Income before income taxes	2,617	598	2,019

Income taxes	1,047	233	814
Net income	$1,570	$365	$1,205

Preferred dividends	200	1,060	(860)
Net income (loss) available to common shareholders	$1,370	$(695)	$2,065

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company's earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended March 31, 2011 was $11.1 million, which was comprised of $11.7 million in interest income and $652,000 in interest expense. Net interest income for the quarter ended March 31, 2010 was $9.9 million, which was comprised of $10.8 million in interest income and $882,000 in interest expense.  Net interest income for the quarter ended March 31, 2011 represented an increase of $1.2 million or 12.0% from the same period one year earlier.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended March 31, 2011 average earning assets of $963.3 million represented an increase of $170,000, or 21.4%, compared to $793.3 million for the same period in 2010.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 73.75% during the quarter ended March 31, 2011, which represented a decrease compared to an average of 81.27% for the same quarter of 2010 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the quarters ended March 31, 2011 and March 31, 2010.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended March 31, 2011 was 4.66% compared to 5.05% in the same period one year earlier.  The decrease in net interest margin from 2010 to 2011 was primarily due to a lower yield on earning assets combined with decreased leverage.  Additionally, during the first quarter of 2011, the Company experienced a significant pre-payment on a specific class of mortgage-backed securities which had a negative impact on the net interest margin of 9 basis points.  The Company has since reduced its exposure to this class of security.  The negative impact on the Company’s net interest margin from the reversal of foregone interest on nonperforming loans was 9 basis points in the first quarter of 2011 compared to 13 basis points for the same period in 2010.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended March 31, 2011 and 2010.

	Three months ended March 31,
(dollars in thousands)	2011			2010
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$627,315	7.0%	$10,816	$571,049	7.2%	$10,106
Federal funds sold	142,862	0.2%	82	101,928	0.2%	59
Investment securities	188,549	1.7%	802	111,235	2.0%	547
Other	4,544	0.9%	10	9,056	2.0%	45
Total interest earning assets	963,270	4.9%	11,710	793,268	5.5%	10,757

Noninterest-earning assets:
Cash and due from banks	21,994			16,495
All other assets (3)	39,532			34,007
TOTAL	$1,024,796			$843,770

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$6,545	0.1%	1	$6,058	0.1%	$2
Savings	345,187	0.3%	227	274,861	0.5%	358
Time	43,608	0.7%	78	75,335	1.5%	281
Other	24,436	5.7%	346	17,749	5.5%	241
Total interest bearing liabilities	419,776	0.6%	652	374,003	1.0%	882

Noninterest-bearing liabilities:
Demand deposits	455,292			346,367
Accrued expenses and
other liabilities	14,093			13,646
Shareholders' equity	135,635			109,754
TOTAL	$1,024,796			$843,770

Net interest income and margin		4.7%	$11,058		5.0%	$9,875

(1)	Loan fee amortization of $1.2 million and $897,000, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $15.7 million and $16.2 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2011 and 2010.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

(dollars in thousands)	Three months ended March 31,
	2011 vs. 2010
	Increase(decrease) due to change in
	Average	Average	Total
	Volume	Rate	Change
Interest income:
Loans	$970	$(260)	$710
Federal funds sold	23	(0)	23
Investment securities	329	(74)	255
Other	(10)	(25)	(35)
Total interest income	1,313	(360)	953

Interest expense:
Demand	0	(1)	(1)
Savings	46	(177)	(131)
Time	(57)	(146)	(203)
Other	95	10	105
Total interest expense	84	(314)	(230)

Change in net interest income	$1,228	$(45)	$1,183

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

Interest Income

Interest income of $11.7 million in the quarter ended March 31, 2011 represented an increase of $953,000, or 8.9%, from $10.8 million in the same quarter one year earlier.  The average yield on earning assets was 4.93% for the quarter ended March 31, 2011 and 5.50% for the quarter ended March 31, 2010.  The increase in interest income was primarily due to an increase in earning assets and a decrease in non-performing loans.

Average gross loans were $627.3 million for three months ended March 31, 2011, an increase of $56.3 million or 9.9% from $571.0 million for the same period one year earlier.  Average loans comprised 65.1% of average earning assets in the three months ended March 31, 2011 compared to 72.0% in the first quarter of 2010.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $336.0 million for the quarter ended March 31, 2011, an increase of $113.7 million or 51.2% from $222.2 million for the three months ended March 31, 2010.

Interest Expense

Interest expense was $652,000 for the quarter ended March 31, 2011, which represented a decrease of $230,000, 26.1% from $882,000 for the comparable period of 2010.  The decrease in interest expense reflects lower interest rates paid on liabilities offset slightly by higher balances of interest-bearing liabilities in the first quarter of 2011 compared to the same period in 2010.  Average interest-bearing liabilities were $419.8 million for the three months ended March 31, 2011, an increase of $45.8 million, or 12.2%, from $374.0 million for the same period one year earlier.

Average interest bearing deposits were $395.3 million for the quarter ended March 31, 2011, which represented 46.5% of total average deposits and was an increase of $39.1 million, or 11.0%, from $356.3 million representing 50.7% of total average deposits in the first quarter of 2010.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $24.4 million and $17.7 million in the three months ended March 31, 2011 and 2010, respectively.

The average rate paid on interest-bearing liabilities of 0.63% in the quarter ended March 31, 2011 compared to 0.96% in the first quarter of 2010.

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

The Company provided $750,000 to the allowance for credit losses for the three months ended March 31, 2011, compared to $1.3 million for the same period in 2010.

The Company’s loan charge-offs totaled $1.8 million during the first quarter ended March 31, 2011, compared to $2.1 million for the same period one year earlier.  The Company recognized $632,000 and $944,000 in loan recoveries for the three months ended March 31, 2011 and 2010, respectively.

The following schedule provides an analysis of the allowance for credit losses for the quarter ended March 31, 2011 and 2010, respectively:

	Three months ended
(dollars in thousands)	March 31,
	2011	2010

Balance, beginning of period	$15,546	$16,012
Provision for credit losses	750	1,250
Charge-offs	(1,757)	(2,051)
Recoveries	632	944
Balance, end of period	$15,171	$16,155

The decrease in the allowance for loan losses of $984,000 from $16.2 million at March 31, 2010 to $15.2 million at March 31, 2011 is primarily attributable to a decrease in unidentified probable, estimable losses due to proactive loss recognition in prior periods.

Based on an evaluation of the individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011		December 31, 2010
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
	Amount	gross loans	Amount	gross loans

Commercial	$4,606	0.7%	$4,616	0.7%
Real estate construction	1,159	0.2%	$1,628	0.2%
Land loans	637	0.1%	$622	0.1%
Real estate other	5,158	0.8%	$5,358	0.8%
SBA	1,760	0.3%	$1,670	0.3%
Factoring/ABL	1,764	0.3%	$1,575	0.2%
Other	87	0.0%	$77	0.0%
	$15,171	2.3%	$15,546	2.4%

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

At March 31, 2011, the Company’s land development portfolio was reduced to $8.2 million with just $3.1 million remaining exposure outside of the primary market area.  Further, over 50% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at March 31, 2011 were $35.3 million with $4.4 million remaining on projects outside of the primary market area.  In addition, at that date $19.8 million, or 56.2%, were loans to finance commercial projects and $900,000, or 2.5% were loans to finance residential projects of five or more units.

The aggressive management of credits in this category has resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This has resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Non-performing loans at March 31, 2011, on average, have been reduced by approximately 27% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.

In response to the elevated level of charge-offs, migration of construction and land portfolios, and general deterioration in economic conditions the Company also increased provisions for potential loans losses and built the reserve to approximately 2.40% of total loans.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 106.37% at March 31, 2011.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analysis.

At March 31, 2011 nonperforming assets represented 2.40% of total assets, compared to 2.27% of total assets on December 31, 2010.  Nonperforming assets increased slightly during the first quarter of 2011, primarily as a result of the aging of one particular note to 90 days past due.  As repayment of $2.4 million loan was imminent at quarter-end, the loan remained on accrual status and no additional provision was required.  The loan was paid off in full in April 2011.  The following summarizes nonperforming assets at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(dollars in thousands)	2011	2010

Loans accounted for on a non-accrual basis	$11,821	$16,696
Other loans with principal or interest contracturally past due 90 days or more and still accruing	2,442	-
Nonperforming loans	14,263	16,696
Other real estate owned	9,666	6,645
Nonperforming assets	$23,929	$23,341

Loans restructured and in compliance with modified terms	4,456	4,494

Nonperforming assets and restructured loans	$28,385	$27,835

The nonperforming assets at March 31, 2011 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $14.3 million, and other real estate owned valued at $9.7 million.  Nonperforming loans at March 31, 2011 were comprised of loans with legal contractual balances totaling approximately $19.6 million reduced by impairment charges of $5.3 million which have been charged against the allowance for credit losses.   As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

The following table sets forth the components of nonperforming loans as of March 31, 2011 (dollars in thousands).

March 31, 2010
Classification	Amount	Collateral

Land	1,723	Lots for retail development in Sacramento County
Land	627	Lots for single family homes in Santa Clara County
Land	205	Lots for single family homes in Idaho
Land	40	Lot for commercial development in Calaveras County
	2,595

Real estate other	6,518	Special purpose facility in Santa Cruz County
Real estate other	758	Commercial building in Santa Clara County
Real estate other	600	Single family residence in Placer County
Real estate other	349	Single family residence in Santa Clara County
Real estate other	191	Commercial office space in Santa Clara County
Real estate other	185	Single family residence in San Francisco County
Real estate other	62	Single family residence in Santa Cruz County
Real estate other	12	Light industrial warehouse space in Stanislaus County
Real estate other	6	Single family residence in Santa Clara County
	8,681

Commercial	286	Business assets
Commercial	259	Business assets
	545

Total nonperforming loans	$11,821

Included in nonperforming loans at March 31, 2011 are loans totaling $8.5 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of March 31, 2011, previously modified loans totaling $4.5 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

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

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, the Company's construction and land loan portfolios, representing approximately 6.9% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company's future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(dollars in thousands)	2011		2010
	Amount	Percent	Amount	Percent

Depositor service charges	$675	26.5%	$545	33.5%
Gain on sale of SBA loans	641	25.2%	-	0.0%
Foreign exchange upcharge	546	21.4%	428	26.3%
Gain on Sale of OREO	262	10.3%	199	12.2%
Warrant income	187	7.3%	-	0.0%
Increase in value of life insurance	97	3.8%	97	6.0%
SBA loan servicing income	80	3.1%	107	6.6%
Net gain (loss) on sale of securities	(93)	-3.7%	164	10.1%
Other income-cash flow hedge	-	0.0%	21	1.3%
Other operating income	151	5.9%	65	4.0%

	$2,546	100.0%	$1,626	100.0%

Non-interest income totaled $2.5 million in the first quarter of 2011, an increase of $920,000 or 56.6% from $1.6 million in the first quarter of 2010.  Non-interest income generally consists primarily of service charge income on deposit accounts, foreign exchange income, gains recognized on sales of SBA loans, and SBA loan servicing income.  The increase in non-interest income during the quarter ending March 31, 2011 was primarily attributable to the increase in gain on sale of SBA loans of $641,000 and warrant income of $187,000.

For the quarter ended March 31, 2011 service charge income on deposit accounts was 675,000, representing an increase of $130,000, or 23.9%, compared to $545,000 for the same period one year ago.  The increase is attributable to an increase in deposit related analysis charges.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  There was $641,000 in gains recognized on sales of SBA loans during the quarter ended March 31, 2011 which represented an increase of 100.0% as there were no sales of SBA loans in the same period one year earlier.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first quarter of 2011, the Company recognized $546,000 in international fee income, representing an increase of $118,000, or 27.6%, compared to $428,000 for the same period one year ago. The increase was primarily caused by an increase in client demand for international services as a result of the current economic environment.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
(dollars in thousands)	2011		2010
	Amount	Percent	Amount	Percent

Salaries and benefits	$5,378	2.3%	$5,284	2.2%
Occupancy	839	0.4%	841	0.4%
Data processing	737	0.3%	718	0.3%
Marketing/Advertising	305	0.1%	236	0.1%
Deposit services	246	0.1%	203	0.1%
Legal and professional	578	0.2%	642	0.3%
Loan/OREO	586	0.2%	340	0.1%
Furniture and equipment	133	0.1%	211	0.1%
Other	1,435	0.6%	1,178	0.5%

	$10,237	4.3%	$9,653	4.1%

Operating expenses were $10.2 million for the three months ended March 31, 2011, an increase of $584,000 or 6.0% from $9.7 million at March 31, 2010.   As a percentage of average earning assets, other expenses for the three months ended March 31, 2011 and 2010 were 4.3% and 4.1%, respectively, on an annualized basis. In 2011, operating expenses were comprised primarily of salaries and benefits of $5.4 million, which compared to $5.3 million in 2010.  At March 31, 2011, the Company employed 168 full-time equivalents (FTE) compared to 164 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $282,000 and $345,000 to recognize compensation related to stock-based awards in the first quarter of 2011 and 2010, respectively.

In 2008, the FDIC proposed changes to the deposit insurance assessment system that went into effect in the second quarter of 2009.  These changes were intended to apportion a larger percentage of the increase in deposit assessment to institutions categorized as “riskier” based on the four risk categories defined by the FDIC.  Based upon the Company’s risk profile as well as participation in the Transaction Guarantee Program, the Company recognized $803,000 of this assessment compared to $608,000 for the same period one year earlier.

Balance Sheet

Total assets of the Company at March 31, 2011 were $998.4 million, a decrease of $31.3 million, or 3.0%, as compared to $1.0 billion at December 31, 2010.  The decrease in total assets was principally due to a decrease in loan balances and investment securities.

The following table shows the Company’s loans by type and their percentage distribution as of March 31, 2011 and December 31, 2010.

(dollars in thousands)	March 31,	December 31,
	2011	2010

Commercial	$256,865	$269,034
Real estate construction	35,291	40,705
Land loans	8,235	9,072
Real estate other	139,499	138,633
Factoring and asset based lending	122,052	122,542
SBA	65,537	67,538
Other	4,193	4,023
Total gross loans	631,672	651,547
Unearned fee income	(1,422)	(1,444)
Total loans	630,250	650,103
Less allowance for credit losses	(15,171)	(15,546)
Total loans, net	$615,079	$634,557

Commercial	40.7%	41.3%
Real estate construction	5.6%	6.2%
Land loans	1.3%	1.4%
Real estate other	22.1%	21.3%
Factoring and asset based lending	19.3%	18.8%
SBA	10.4%	10.4%
Other	0.7%	0.6%
Total gross loans	100.0%	100.0%

Gross loan balances were $631.7 million at March 31, 2011, which represented a decrease of $19.9 million, or 3.1%, as compared to $651.5 million at December 31, 2010. The decrease in loans was primarily in commercial, real estate construction and SBA loans.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $256.9 million at March 31, 2011, which represented a decrease of $12.2 million, or 4.5%, compared to $269.0 million at December 31, 2010.  At March 31, 2011, commercial loans comprised 40.7% of total loans outstanding compared to 41.3% at December 31, 2010.

The Company’s construction and land development loan portfolio together totaled approximately $43.5 million as of March 31, 2011 compared to $49.8 million as of December 31, 2010, representing a decrease of $6.3 million or 12.6%.  Construction and land development loan balances at March 31, 2011 and December 31, 2010 comprised 6.9% and 7.6%, respectively, of total loans.

Other real estate loans increased $866,000 or 0.6% to $139.5 million at March 31, 2011 over $138.6 million at December 31, 2010.  The increase in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans.  Other real estate loans represented 22.1% of total loans at March 31, 2011 compared to 21.3% at December 31, 2010.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At March 31, 2011, factoring/asset- based loans totaled $122.1 million or 19.3% of total loans, representing a decrease of $490,000 or 0.4%, as compared to $122.5 million or 18.8% of total loans at December 31, 2010.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At March 31, 2011, SBA loans comprised $65.5 million, or 10.4%, of total loans, a decrease of $2.0 million, or 3.0%, from $67.5 million at December 31, 2010. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At March 31, 2011 and December 31, 2010, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At March 31, 2011, other loans totaled $4.2 million as compared to $4.0 million at December 31, 2010.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of March 31, 2011 and December 31, 2010.

(dollars in thousands)	March 31,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$475,287	57.42%	$443,806	52.34%
Interest-bearing demand	5,096	0.62%	5,275	0.62%
Money market and savings	305,113	36.86%	355,772	41.96%
Certificates of deposit:
Less than $100	5,024	0.61%	9,212	1.09%
$100 and more	37,191	4.49%	33,881	4.00%

Total deposits	$827,711	100.00%	$847,946	100.00%

Deposits decreased $20.2 million or 2.4% from $847.9 million at December 31, 2010 to $827.7 million at March 31, 2011. The decrease in deposits was primarily in savings accounts, partially offset by an increase in noninterest-bearing demand accounts.  As of March 31, 2011, demand deposits and core deposits represented 58.0% and 94.9% of total deposits, compared to 50.5% and 90.8% in the same period one year earlier.

Leverage

Total gross loan balances at March 31, 2011 were $631.7 million.  The resulting loan to deposit ratio was 73.75%.  Other earning assets at March 31, 2011 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $314.3 million. To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

During the fourth quarter of 2008 and throughout 2009 and 2010, as part of a strategic decision the Company effectively repositioned the composition of its balance sheet and improved its liquidity position by deploying other earning assets primarily in federal funds in direct response to the recent economic downturn and potential volatility of the deposit portfolio.  During the fourth quarter of 2010 and the first quarter of 2011, the Company, in addition to maintaining a consistent balance in federal funds, also deployed excess liquidity in additional investment securities to increase net interest income and improve the net interest margin.

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

On March 16, 2011, the Company fully redeemed all of its Preferred Stock under the TARP Capital Purchase Program for $23.9 million.  The redemption was funded by the net proceeds from the $30.0 million private placement of the Company’s common stock completed in the fourth quarter of 2010.  As a result of the early repayment, the Company recorded a $30,000 charge in the first quarter of 2011 to reflect the accelerated accretion of the remaining discount on the preferred stock.

On April 20, 2011, the Company negotiated and repurchased the Warrant held by the U.S. Treasury for $1.4 million, which was recorded as a reduction to shareholders’ equity.

Issuance costs of $600,000 incurred in connection with the issuance of both the private placements and TARP securities have been charged against Additional Paid in Capital.

The Company’s Tier 1 capital at March 31, 2011 was $140.2 million, which was comprised of $106.1 million of capital stock and surplus, $17.1 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at March 31, 2011 and December 31, 2010 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of March 31,		As of December 31,
(dollars in thousands)	2011		2010
	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$140,215	16.98%	$161,448	19.61%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$49,559	6.00%	$49,403	6.00%

Total Capital	$150,599	18.23%	$171,634	20.84%
(to Risk Weighted Assets)
Total capital minimum requirement	$82,598	10.00%	$82,339	10.00%

Company Leverage
Tier 1 Capital	$140,215	13.68%	$161,448	16.67%
(to Average Assets)
Tier 1 capital minimum requirement	$51,239	5.00%	$48,429	5.00%

Bank Capital Ratios
Tier 1 Capital	$117,010	14.37%	$117,010	14.37%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$48,860	6.00%	$48,860	6.00%

Total Capital	$127,239	15.63%	$127,239	15.63%
(to Risk Weighted Assets)
Total capital minimum requirement	$81,433	10.00%	$81,433	10.00%

Bank Leverage
Tier 1 Capital	$117,010	11.45%	$117,010	11.45%
(to Average Assets)
Tier 1 capital minimum requirement	$51,086	5.00%	$51,086	5.00%

The Company and the Bank were considered well capitalized at March 31, 2011 and December 31, 2010.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.   At March 31, 2011 and December 31, 2010, liquid assets as a percentage of deposits were 37.5% and 40.1%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $25.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At March 31, 2011, there were no balances outstanding on these lines.  Additionally, as of March 31, 2011, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $248.0 million for which the Company had collateral in place to borrow $34.0 million.  As of March 31, 2011, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at March 31, 2011, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	As of March 31, 2011
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
	months	months	year	five years	years	Total

Federal funds sold	$108,520	$-	$-	$-	$-	$108,520
Interest bearing deposits in other banks	1,225	302	33	-	-	1,560
Investment securities	6,031	4,291	3,260	81,271	109,324	204,177
Loans	214,100	46,556	69,365	167,548	134,103	631,672
Total earning assets	$329,876	$51,149	$72,658	$248,819	$243,427	$945,929

Interest checking, money market and savings	310,209	-	-	-	-	310,209
Certificates of deposit:
Less than $100,000	2,395	1,959	530	140	-	5,024
$100,000 or more	18,955	10,638	7,346	252	-	37,191
Total interest-bearing liabilities	$331,559	$12,597	$7,876	$392	$-	$352,424

Interest rate gap	$(1,683)	$38,552	$64,782	$248,427	$243,427	$593,505
Cumulative interest rate gap	$(1,683)	$36,869	$101,651	$350,078	$593,505

Interest rate gap ratio	(0.01)	0.75	0.89	1.00	1.00
Cumulative interest rate gap ratio	(0.01)	0.10	0.22	0.50	0.63

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at March 31, 2011 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at March 31, 2011 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at March 31, 2011 and December 31, 2010. At March 31, 2011, approximately 77.7% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

(dollars in thousands)	As of March 31, 2011
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial and other	$256,865	$133,900	$86,343	$23,429
SBA	65,537	2,503	394	53,140
Real estate construction	35,291	16,615	13,656	4,059
Land loans	8,235	9,033	1,020	2,192
Real estate-other	139,499	29,451	36,608	79,900
Factoring / Asset-Based Lending	122,052	81,861	6,266	-
Other	4,193	4,473	923	-
Total loans	$631,672	$277,836	$145,210	$162,720

	As of December 31, 2010
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$269,034	$143,890	$103,977	$21,167
Real estate construction	40,705	17,153	17,386	6,166
Real estate land	9,072	4,239	1,603	3,230
Real estate other	138,633	20,446	47,380	70,807
Factoring and asset based lending	122,542	98,722	23,820
SBA	67,538	2,867	1,245	63,426
Other	4,023	2,873	1,150
Total loans	$651,547	$290,190	$196,561	$164,796

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of March 31, 2011 those guarantees include the following:

•	Standby Letters of Credit in the amount of $15.0 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

(dollars in thousands)	As of March 31, 2011
	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Long-term contracts	$9,271	$1,741	$3,469	$2,923	$1,138

Operating leases	4,104	798	1,392	1,392	522

Total	$13,375	$2,539	$4,861	$4,315	$1,660

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2011, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.

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

BRIDGE CAPITAL HOLDINGS

Dated: May 5, 2011	By:	/s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2011	By:	/s/ Thomas A. Sa

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