Form 10-Q
period 2011-06-30
Bridge Capital Holdings
filed 2011-08-09
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011

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

Bridge Bank, N.A. (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares of Common Stock outstanding as of July 31, 2011:  15,091,920

FORWARD-LOOKING STATEMENTS

IN ADDITION TO THE HISTORICAL INFORMATION, THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND WHICH ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS. THE READER OF THIS QUARTERLY REPORT SHOULD UNDERSTAND THAT ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT COULD AFFECT THEIR OUTCOME.  THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGIN; (3) UNFAVORABLE ECONOMIC CONDITIONS, BOTH NATIONALLY AND REGIONALLY, CONTINUES OR WORSENS FOR AN UNKNOWN PERIOD, RESULTING IN, AMONG OTHER THINGS, CONTINUED OR INCREASED DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT, INCLUDING THE DODD-FRANK LEGISLATION; (5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; (6) COSTS AND EXPENSES OF COMPLYING WITH THE INTERNAL CONTROL PROVISIONS OF THE SARBANES-OXLEY ACT AND OUR DEGREE OF SUCCESS IN ACHIEVING COMPLIANCE; (7) CHANGES IN SECURITIES MARKETS; (8) FUTURE CREDIT LOSS EXPERIENCE; (9) CIVIL DISTURBANCES OR TERRORIST THREATS OR ACTS, OR APPREHENSION ABOUT POSSIBLE FUTURE OCCURANCES OF ACTS OF THIS TYPE; (10) THE INVOLVEMENT OF THE UNITED STATES IN WAR OR OTHER HOSTILITIES; AND (11) GOVERNMENTAL ACTION OR INACTION IN RESPONSE TO ECONOMIC AND POLITICAL CONDITIONS COULD HAVE UNPREDICTABLE CONSEQUENCES FOR THE ECONOMY AND THE BANKING INDUSTRY.   THEREFORE, THE INFORMATION IN THIS QUARTERLY REPORT SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY.

Forward-looking statements are generally identifiable by the use of terms such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume,” “plan,” “predict,” “forecast,” “in management’s opinion,” “management considers” or similar expressions.  Wherever such phrases are used, such statements are as of and based upon the knowledge of Management, at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$28,299	$8,676
Federal funds sold	110,330	114,240
Total cash and equivalents	138,629	122,916

Interest bearing deposits in other banks	335	2,539
Investment securities available for sale	207,275	217,303
Loans, net of allowance for credit losses of $16,872 at June 30, 2011 and $15,546 at December 31, 2010	634,791	634,557
Premises and equipment, net	2,223	2,580
Other real estate owned	9,661	6,645
Accrued interest receivable	3,313	3,439
Other assets	37,738	39,752
Total assets	$1,033,965	$1,029,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand noninterest-bearing	$515,622	$443,806
Demand interest-bearing	6,505	5,275
Money market and savings	324,079	355,772
Time	33,467	43,093
Total deposits	879,673	847,946

Junior subordinated debt securities	17,527	17,527
Other borrowings	—	7,672
Accrued interest payable	41	48
Other liabilities	13,092	14,235
Total liabilities	910,333	887,428

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and 23,864 shares issued and outstanding at December 31, 2010	—	23,864
Common stock, no par value; 30,000,000 shares authorized; 15,089,856 shares issued and outstanding at June 30, 2011; 14,510,379 shares issued and outstanding at December 31, 2010;	100,602	100,435
Additional paid in capital	4,637	4,408
Retained earnings	18,939	15,784
Accumulated other comprehensive (loss)	(546)	(2,188)
Total shareholders’ equity	123,632	142,303
Total liabilities and shareholders’ equity	$1,033,965	$1,029,731

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Loans	$11,132	$10,298	$21,948	$20,404
Federal funds sold	56	63	138	122
Investment securities available for sale	1,104	592	1,906	1,139
Interest bearing deposits in other banks	9	37	19	82
Total interest income	12,301	10,990	24,011	21,747

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	2	2	4
Money market and savings	205	316	432	674
Certificates of deposit	56	202	134	483
Other	273	315	619	556
Total interest expense	535	835	1,187	1,717

Net interest income	11,766	10,155	22,824	20,030
Provision for credit losses	—	1,150	750	2,400
Net interest income after provision for credit losses	11,766	9,005	22,074	17,630

NON-INTEREST INCOME:
Service charges on deposit accounts	720	578	1,395	1,123
International fee income	530	478	1,076	906
Other non interest income	261	647	1,586	1,300
Total non-interest income	1,511	1,703	4,057	3,329

OPERATING EXPENSES:
Salaries and benefits	5,927	5,013	11,305	10,297
Premises and fixed assets	924	1,017	1,896	2,069
Other operating expenses	3,354	3,629	7,241	6,946
Total operating expenses	10,205	9,659	20,442	19,312

Income before income taxes	3,072	1,049	5,689	1,647
Income taxes	1,286	294	2,333	527
Net income	$1,786	$755	$3,356	$1,120

Preferred dividends	—	298	200	1,358
Net income (loss) available to common shareholders	1,786	457	3,156	(238)

Basic income (loss) per share	$0.13	$0.04	$0.22	$(0.03)
Diluted income (loss) per share	$0.12	$0.04	$0.22	$(0.03)
Average common shares outstanding	14,263,583	10,300,576	14,177,061	8,449,036
Average common and equivalent shares outstanding	14,652,766	10,790,051	14,563,274	8,449,036

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,356	$1,120
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	750	2,400
Depreciation and amortization	573	1,331
Net (gain) loss on sale of loans	(641)	(4)
Net (gain) loss on sale of other real estate owned	(262)	(439)
Stock based compensation	692	615
Loans originated for sale	(14,210)	(11,329)
Proceeds from loan sales	11,404	149
Net (gain) loss on sale of securities	155	(164)
Deferred income tax	1,908	487
(Increase) decrease in accrued interest receivable and other assets	(598)	480
Increase (decrease) in accrued interest payable and other liabilities	(1,565)	(2,871)
Net cash provided by (used in) operating activities	1,562	(8,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(94,656)	(73,843)
Proceeds from sale of securities available for sale	27,396	21,470
Proceeds from maturity of securities available for sale	80,019	32,137
Proceeds from the sale of other real estate owned	3,056	5,259
Net decrease (increase) in loans	(3,347)	(17,929)
Net decrease (increase) in interest bearing deposits in other banks	2,204	4,322
Purchase of fixed assets	(216)	(153)
Net cash provided by (used in) investing activities	14,456	(28,737)

CASH FLOW FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	31,727	69,338
(Decrease) in other borrowings	(7,672)	—
Common stock issued	1,099	32,349
Redemption of preferred stock	(23,864)	(30,000)
Payment of cash dividends	(200)	(1,206)
Warrant redemption	(1,395)	—
Preferred stock issuance costs	—	(29)
Net cash (used in) provided by financing activities	(305)	70,452

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	15,713	33,490
Cash and equivalents at beginning of period	122,916	119,153
Cash and equivalents at end of period	$138,629	$152,643

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$556	$1,136
Cash paid for income taxes	$874	$954

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$5,810	$6,735

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters and six months ended June 30, 2011 and 2010, respectively, are not necessarily indicative of full year results.

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

FASB ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860), was issued April 2011.  The guidance is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. This guidance is effective for the first interim or annual period beginning on or after January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820), was issued May 2011.  The guidance is intended to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2011-05, Presentation of Comprehensive Income (Topic 220), was issued June 2011.  The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $410,000 ($260,000 net of tax) and $692,000 ($448,000 net of tax) of stock-based compensation expense during the three and six months ended June 30, 2011, respectively, and recorded $270,000 (221,000 net of tax) and $615,000 ($483,000 net of tax) of stock-based compensation expense during the three and six months ended June 30, 2010, respectively, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2011.   As of June 30, 2011, $4.7 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.5 years.

Stock-based compensation reduced basic earnings per share by $0.02 and $0.03 and diluted earnings per share by $0.01 and $0.02 for the three months ended June 30, 2011 and 2010, respectively.  Stock-based compensation reduced basic earnings per share by $0.03 and $0.07 and diluted earnings per share by $0.02 and $0.07 for the six months ended June 30, 2011 and 2010, respectively.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive loss totaling $(546,000), net of tax, as of June 30, 2011 and a cumulative other comprehensive loss totaling $(2.2 million), net of tax, as of December 31, 2010.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010

Net income	$1,786	$755	$3,356	$1,120

Other comprehensive earnings-
Net unrealized gains (losses) on securities available for sale	557	163	1,732	490
Net unrealized gains (losses) on supplemental executive retirement plan	7	6	13	13
Net unrealized gains (losses) on cash flow hedges	(210)	(450)	(103)	(732)

Total comprehensive income	$2,140	$474	$4,998	$891

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

Substandard loans are individually evaluated for impairment.  Generally Accepted Accounting Principles specify that if a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using an appropriate discount rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using an appropriate discount rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

	Three months ended		Six months ended
(dollars in thousands,	June 30,		June 30,
except per share amounts)	2011	2010	2011	2010

Net income	$1,786	$755	$3,356	$1,120
Less:
Dividends on preferred shares	—	(298)	(200)	(1,358)
Net income (loss) available for common shareholders	1,786	457	3,156	(238)

Weighted average shares:
Basic common shares	14,263,583	10,300,576	14,177,061	8,449,036
Diluted potential common shares related to stock options, restricted stock, and preferred stock	389,183	489,475	386,213	0
Total average common equivalent shares	14,652,766	10,790,051	14,563,274	8,449,036

Basic earnings (loss) per share	$0.13	$0.04	$0.22	$(0.03)
Diluted earnings (loss) per share	$0.12	$0.04	$0.22	$(0.03)

3.             Securities

The amortized cost and approximate fair values of securities at June 30, 2011 and December 31, 2010 are as follows:

	As of June 30, 2011
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt securities:
U.S. government agencies	$23,336	$39	$(12)	$23,363
Mortgage backed securities	126,521	1,445	(59)	127,907
Collateralized mortgage obligations	29,290	129	—	29,419
Corporate bonds	26,521	117	(52)	26,586
Total debt securities	205,668	1,730	(123)	207,275
Equity securities	—	—	—	—
Total securities available for sale	205,668	1,730	(123)	207,275

Total investment securities	$205,668	$1,730	$(123)	$207,275

	As of December 31, 2010
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. government agency notes	$49,417	$218	$(61)	$49,574
Mortgage backed securities	121,105	360	(1,845)	119,620
Collateralized mortgage obligations	—	—	—	—
Corporate bonds	7,908	48	—	7,956
Total debt securities	178,430	626	(1,906)	177,150
Equity securities	40,153	—	—	40,153
Total securities available for sale	218,583	626	(1,906)	217,303

Total investment securities	$218,583	$626	$(1,906)	$217,303

The scheduled maturities of securities available for sale at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$14,004	$14,101
Due after one year through five years	85,473	86,312
Due after five years through ten years	39,757	40,187
Due after ten years	66,434	66,675
Total debt securities available for sale	205,668	207,275

Total equity securities available for sale	—	—

Total investment securities	$205,668	$207,275

	December 31, 2010
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$23,924	$24,050
Due after one year through five years	67,159	67,142
Due after five years through ten years	38,207	37,364
Due after ten years	49,140	48,594
Total debt securities available for sale	178,430	177,150

Total equity securities available for sale	40,153	40,153

Total investment securities	$218,583	$217,303

As of June 30, 2011 and December 31, 2010, no investment securities were pledged as collateral.   As of June 30, 2011, there were no unrealized losses attributable to securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2010, $11,000 in unrealized losses was attributable to one security that had been in an unrealized loss position for greater than 12 months.  This unrealized loss (on a mortgage backed security) which had been in an unrealized loss position for one year or longer as of December 31, 2010, was caused by market interest rate increases subsequent to the purchase of the security.  Because the Bank had the ability to hold this investment until a recovery in fair value, which may be maturity, this investment was not considered to be other-than-temporarily impaired as of December 31, 2010.

4.             Loans

The balances in the various loan categories are as follows as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(dollars in thousands)	2011	2010

Commercial	$265,621	$269,034
Real estate construction	38,615	40,705
Land loans	5,808	9,072
Real estate other	137,199	138,633
Factoring and asset based	132,182	122,542
SBA	69,396	67,538
Other	4,415	4,023
Total gross loans	653,236	651,547
Unearned fee income	(1,573)	(1,444)
Total loan portfolio	651,663	650,103
Less allowance for credit losses	(16,872)	(15,546)
Loans, net	$634,791	$634,557

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

Pass — Loans classified as pass include larger non-homogenous loans not meeting the risk rating definitions below and smaller, homogeneous loans not assessed on an individual basis.

Special Mention — Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt by the borrower. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Substandard loans for which payments have ceased and are 90 days or more past due, or for which the likelihood of full collection of interest and principal is doubtful, are placed on nonaccrual.  Loans that have been placed on nonaccrual status are also considered impaired.

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
		Special
	Pass	Mention	Substandard	Total

Commercial	$257,250	$375	$7,996	$265,621
Real estate construction	36,675	—	1,940	38,615
Land loans	4,020	—	1,788	5,808
Real estate other	95,521	7,833	33,845	137,199
Factoring and asset based	129,438	—	2,744	132,182
SBA	61,885	1,008	6,503	69,396
Other	4,415	—	—	4,415
Total gross loans	$589,204	$9,216	$54,816	$653,236

	As of December 31, 2010
		Special
	Pass	Mention	Substandard	Total

Commercial	$257,638	$4,011	$7,385	$269,034
Real estate construction	31,395	—	9,310	40,705
Land loans	4,384	—	4,688	9,072
Real estate other	90,759	11,958	35,916	138,633
Factoring and asset based	122,452	—	90	122,542
SBA	59,902	1,103	6,533	67,538
Other	4,023	—	—	4,023
Total gross loans	$570,553	$17,072	$63,922	$651,547

For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status.  Generally, when payments have ceased and are 90 days or more past due, or the likelihood of full collection of interest and principal is doubtful, the loan is placed on nonaccrual.  However, regardless of the delinquency status, if a loan is fully secured and in the process of collection and resolution of collection is expected in the near term (generally less than 90 days), then the loan will not be placed on nonaccrual.  When interest accruals are discontinued, unpaid interest recognized in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses.  The Bank’s method of income recognition for loans classified as nonaccrual is to apply the cash receipt to principal when the ultimate collectability of principal is in doubt or recognize interest income on a cash basis.  Nonaccrual loans will not normally be returned to accrual status unless all past due principal and interest has been paid and the borrower has evidenced their ability to meet the contractual provisions of the note.

The following table summarizes the payment status of the loan portfolio as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
		Still Accruing
		30-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$264,359	$—	$—	$1,262	$265,621
Real estate construction	36,675	1,940	—	—	38,615
Land loans	5,170	—	—	638	5,808
Real estate other	129,829	—	—	7,370	137,199
Factoring and asset based	129,468	—	—	2,714	132,182
SBA	68,619	134	—	643	69,396
Other	4,399	16	—	—	4,415
Total gross loans	$638,519	$2,090	$—	$12,627	$653,236

	As of December 31, 2010
		Still Accruing
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$266,044	$1,860	$—	$1,130	$269,034
Real estate construction	35,363	—	—	5,342	40,705
Land loans	5,896	—	—	3,176	9,072
Real estate other	132,000	—	—	6,633	138,633
Factoring and asset based	122,542	—	—	—	122,542
SBA	67,291	19	—	228	67,538
Other	3,836	—	—	187	4,023
Total gross loans	$632,972	$1,879	$—	$16,696	$651,547

A loan is categorized as a troubled debt restructuring if a significant concession is granted to provide for a reduction of either interest or principal due to deterioration in the financial condition of the borrower. Troubled debt restructurings can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest, or any other concessionary type of renegotiated debt.  Depending on the payment history of the loan, a troubled debt restructuring can be considered performing and accruing interest or be placed on nonaccrual.  However, all troubled debt restructurings are considered impaired.

The following table summarizes the loans categorized as troubled debt restructurings at June 30, 2011 and December 30, 2010.  The troubled debt restructurings considered performing and nonaccrual are both included in the “Substandard” category in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of June 30, 2011
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$294	$267	$294	$267
Real estate construction	—	—	—	—	—	—
Land loans	—	—	2,616	14	2,616	14
Real estate other	3,853	4,442	7,711	6,399	11,564	10,841
Factoring and asset based	—	—	—	—	—	—
SBA	484	484	—	—	484	484
Other	—	—	—	—	—	—
Total gross loans	$4,337	$4,926	$10,621	$6,680	$14,958	$11,606

	As of December 31, 2010
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$40	$37	$—	$—	$40	$37
Real estate construction	—	—	3,292	3,051	3,292	3,051
Land loans	—	—	5,119	2,197	5,119	2,197
Real estate other	3,853	4,457	7,711	6,759	11,564	11,216
Factoring and asset based	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Other	—	—	—		—	—
Total gross loans	$3,893	$4,494	$16,122	$12,007	$20,015	$16,501

Loans are designated as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of June 30, 2011 and December 31, 2010 loans designated as impaired consisted only of nonaccrual loans and troubled debt restructurings.  There were no loans outstanding that were less than or greater than 90 days or more past due and accruing interest that were considered impaired at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(dollars in thousands)	2011	2010

Nonaccrual loans (1)	$12,627	$16,696
Trouble debt restructurings - performing	4,926	4,494
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$17,553	$21,190

(1)  Nonaccrual loans include troubled debt restructurings of $6.7 million and $12.0 million at June 30, 2011 and December 31, 2010, respectively.

Impaired loans at June 30, 2011 were comprised of loans with legal contractual balances totaling approximately $23.1 million reduced by approximately $886,000 received in non-accrual interest and impairment charges of $4.6 million which have been charged against the allowance for credit losses.

Impaired loans at December 31, 2010 were comprised of loans with legal contractual balances totaling approximately $27.8 million reduced by $960,000 received in non-accrual interest and impairment charges of $5.7 million which have been charged against the allowance for credit losses.

The following summarizes the breakdown of impaired loans by category as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011		As of December 31, 2010
	Upaid		Upaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$2,562	$1,262	$2,153	$1,167
Real estate construction	—	—	7,653	5,342
Land loans	2,389	638	5,288	3,176
Real estate other	13,726	11,812	12,318	11,090
Factoring and asset based	2,714	2,714	—	—
SBA	1,691	1,127	390	228
Other	—	—	—	187
Total gross loans	$23,082	$17,553	$27,802	$21,190

Consistent with the Bank’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Bank did not record income from the receipt of cash payments related to nonaccrual loans during the three and six months ended June 30, 2011 and 2010.  Interest income recognized on impaired loans represents interest the Bank recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,
	2011		2010
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$1,313	$—	$934	$—
Real estate construction	—	—	5,353	—
Land loans	1,616	—	4,509	—
Real estate other	13,424	169	14,195	49
Factoring and asset based	1,357	—	100	—
SBA	426	—	498	—
Other	—	—	192	—
Total gross loans	$18,136	$169	$25,779	$49

	Six months ended June 30,
	2011		2010
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$1,196	$—	$448	$1
Real estate construction	2,671	—	6,008	—
Land loans	1,907	—	4,734	—
Real estate other	11,712	219	18,079	99
Factoring and asset based	1,357	—	100	—
SBA	435	—	493	—
Other	94	—	192	—
Total gross loans	$19,371	$219	$30,055	$100

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The entire allowance is available for any loan that, in management’s judgment should be charged-off.

The allowance generally consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired; however, it is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans versus providing a specific reserve.  As such, the allowance for credit losses of $16.9 million and $15.5 million as of June 30, 2011 and December 31, 2010, respectively, reflected general reserves for non-impaired loans and was based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that were likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors included consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,262	$—	$264,359	$5,105	$265,621	$5,105
Real estate construction	—	—	38,615	1,250	38,615	1,250
Land loans	638	—	5,170	602	5,808	602
Real estate other	11,812	—	125,387	5,717	137,199	5,717
Factoring and asset based	2,714	—	129,468	1,999	132,182	1,999
SBA	1,127	—	68,269	2,100	69,396	2,100
Other	—	—	4,415	99	4,415	99
Total	$17,553	$—	$635,683	$16,872	$653,236	$16,872

	As of December 31, 2010
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,167	$—	$267,867	$4,616	$269,034	$4,616
Real estate construction	5,342	—	35,363	1,628	40,705	1,628
Land loans	3,176	—	5,896	622	9,072	622
Real estate other	11,090	—	127,543	5,358	138,633	5,358
Factoring and asset based	—	—	122,542	1,670	122,542	1,670
SBA	228	—	67,310	1,575	67,538	1,575
Other	187	—	3,836	77	4,023	77
Total	$21,190	$—	$630,357	$15,546	$651,547	$15,546

The following table summarizes the activity in the allowance for loan losses for the quarters and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Balance, beginning of period	$15,171	$16,155	$15,546	$16,012
Loans charged off by category:
Commercial and other	—	329	322	1,218
Real estate construction	—	46	—	46
Real estate land	—	107	340	127
Real estate other	380	1,996	1,475	2,533
Factoring and asset based	—	42	—	42
Consumer	—	—	—	606
Total charge-offs	380	2,520	2,137	4,571
Recoveries by category:
Commercial and other	29	220	68	378
Real estate construction	202	5	693	783
Real estate land	1,850	127	1,952	134
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
Consumer	—	—	—	—
Total recoveries	2,081	352	2,713	1,296
Net charge-offs (recoveries)	(1,701)	2,168	(576)	3,275
Provision charged to expense	—	1,150	750	2,400
Balance, end of period	$16,872	$15,137	$16,872	$15,137

5.             Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at June 30, 2011 and December 31, 2010 are comprised of the following:

	June 30, 2011
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,488	$(3,864)	$1,624
Furniture and fixtures	1,045	(954)	91
Capitalized software	3,330	(3,061)	269
Equipment	2,431	(2,192)	239
Total premises and equipment	$12,294	$(10,071)	$2,223

	December 31, 2010
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,427	$(3,506)	$1,921
Furniture and fixtures	1,075	(952)	123
Capitalized software	3,220	(2,938)	282
Equipment	2,356	(2,102)	254
Total premises and equipment	$12,078	$(9,498)	$2,580

6.             Junior Subordinated Debt Securities and Other Borrowings

Junior Subordinated Debt Securities

On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust I, a statutory trust created under the laws of the State of California.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in June 2035.  Interest is payable quarterly on these debt securities at a fixed rate of 5.90% for the first five years, and thereafter interest accrues at LIBOR plus 1.98%.  The debt securities can be redeemed at par at the Company’s option beginning in June 2010; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the Trust.  The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

On June 30, 2006 the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust II, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in June 2037.  Interest is payable quarterly on these debt securities at a fixed rate of 6.60% for the first five years, and thereafter interest accrues at LIBOR plus 1.38%.  The debt securities can be redeemed at par at the Company’s option beginning in April 2011; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

Other Borrowings

There were no other borrowings at June 30, 2011 while at December 31, 2010, other borrowings consisted of $7.7 million of SBA loans sold in the fourth quarter 2010. Certain recourse provisions in SBA sales agreements as of December 31, 2010 caused a delay in the recognition of the sale.  Proceeds from SBA loan sales were recognized as a secured borrowing until the recourse provisions expired, which was typically three months after the settlement date.  Upon expiration of the recourse provisions, in the first quarter of 2011, the Bank recognized a gain on the sale and derecognized the loan receivable and the related secured borrowing.  As of June 30, 2011, the recourse provisions in SBA loan sales agreements, industry-wide, have been amended to comply with current accounting standards which provide for the immediate recognition of a gain on sale and derecognition of the related loan receivable.

As of June 30, 2011, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $246.0 million for which the Company had collateral in place to borrow $93.0 million.  As of June 30, 2011, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $25.0 million.  At June 30, 2011, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and six month periods ended June 30, 2011 and 2010 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Expected life	75 months	75 months	75 months	75 months

Stock volatility	35.00%	45.00%	35.00%	45.00%

Risk free interest rate	2.50%	2.33%	2.50%	2.61%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$3.98	$4.43	$3.76	$3.58

8.             Fair Value of Financial Instruments

In accordance with accounting guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2011
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$207,275	$—	$207,275	$—
Cash flow hedge	(1,922)	—	(1,922)	—
Warrant portfolio	577	—	—	577

Total	$205,930	$—	$205,353	$577

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3

Securities available for sale	$217,303	$—	$217,303	$—
Cash flow hedge	(1,750)	—	(1,750)	—
Warrant portfolio	724	—	—	724

Total	$216,277	$—	$215,553	$724

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter and six months ended June 30, 2011.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010 included OREO of $9.7 million and $6.6 million, respectively.  The fair value of OREO was determined using Level 2 assumptions.  The Company charged-off $5,000 during the quarter and six months ended June 30, 2011 as a result of declines in the OREO property values.  The assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010 also included impaired loans of $12.6 million and $16.7 million, respectively.  The fair value of impaired loans was determined using Level 3 assumptions.  The Company charged-off $380,000 and $2.1 million during the quarter and six months ended June 30, 2011, respectively, as a result of impaired loans.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at June 30, 2011 and December 31, 2010.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits, bank owned life insurance, and cash flow hedge (see Note 3 for information regarding securities).

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$28,299	$28,299	$8,676	$8,676
Federal funds sold	110,330	110,330	114,240	114,240
Interest bearing deposits in other banks	335	335	2,539	2,539
Investments securities	207,275	207,275	217,303	217,303
Loans and leases, gross	651,663	634,181	650,103	663,030
Bank owned life insurance	10,587	10,587	10,393	10,393

Financial liabilities:
Deposits	879,673	893,958	847,946	846,701
Trust preferred securities	17,527	17,617	17,527	17,607
Other borrowings	—	—	7,672	7,650
Cash flow hedge	1,922	1,922	1,750	1,750

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of June 30, 2011 and December 31, 2010.  The Company did not have any derivative instruments that were assets as of June 30, 2011 and December 31, 2010.

		Fair Value
Derivatives Designated as	Balance Sheet	June 30,	December 31,
Hedging Instruments	Location	2011	2010

Interest rate contracts	Other liabilities	$1,922	$1,750

Total hedged derivatives		$1,922	$1,750

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of June 30, 2011, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three and six months ended June 30, 2011 and 2010.

During the three and six months ended June 30, 2011 and 2010, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities. During the three months ended June 30, 2011 and June 30, 2010, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(470,000) and $(778,000), respectively.  During the six months ended June 30, 2011 and June 30, 2010, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(411,000) and $(1.1) million, respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the three months ended June 30, 2011 and June 30, 2010, $(120,000) and $(48,000), respectively was reclassified into net interest income related to the effective portion of cash flow hedges.  During the six months ended June 30, 2011 and June 30, 2010, $(234,000) and $8,000, respectively was reclassified into net interest income related to the effective portion of cash flow hedges.  During the next twelve months, the Company estimates that $(697,000) will be reclassified into net interest income as an increase to interest expense.

During the three and six months ended June 30, 2010, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions related to certain terminated interest rate swaps becoming probable not to occur.  The accelerated amounts for the three and six months ended June 30, 2010 were a gain of $22,000 and $43,000, respectively.  The Company did not accelerate any amounts during the quarter and six months ended June 30, 2011.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three and six months ended June 30, 2011 and 2010.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three and six months ended June 30, 2011 and 2010, respectively, and as such there were no amounts included in derivative income or expense during these periods.

	Amount of gain/(loss) reclassified from AOCI into earnings - effective portion
	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010

Net interest income	$(120)	$(48)	$(234)	$8
Non-interest income	—	22	—	43

Total derivative income	$(120)	$(26)	$(234)	$51

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

As of June 30, 2011 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.9 million.  As of June 30, 2011, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2011, it would have been required to settle its obligations under the agreements at the termination value.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” for additional preferred and common stock discussion.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information, this quarterly report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and which are subject to the “Safe Harbor” created by those sections.   The reader of this quarterly report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Company’s actual results could differ materially from those suggested by such forward-looking statements.     Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in interest rate environment reduces margin; (3) unfavorable economic conditions, both nationally and regionally, continues or worsens for an unknown period, resulting in, among other things, continued or increased deterioration in credit quality; (4) changes in the regulatory environment, including the Dodd-Frank legislation; (5) changes in business conditions and inflation; (6) costs and expenses of complying with the internal control provisions of the Sarbanes-Oxley Act and our degree of success in achieving compliance; (7) changes in securities markets; (8) future credit loss experience; (9) civil disturbances of terrorist threats or acts, or apprehension about possible future occurrences of acts of this type; (10) the involvement of the United States in war or other hostilities; and (11) governmental action or inaction in response to economic and political conditions could have unpredictable consequences for the economy and the banking industry.  Therefore, the information in this quarterly report should be carefully considered when evaluating the business prospects of the Company.

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

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows using a discount rate appropriate to the loan’s level of risk, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

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

Sale of SBA Loans:  The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At June 30, 2011 and December 31, 2010, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and six months ended June 30, 2011 and 2010.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010

Statement of Operations Data:
Interest income	$12,301	$10,990	$24,011	$21,747
Interest expense	535	835	1,187	1,717
Net interest income	11,766	10,155	22,824	20,030
Provision for credit losses	—	1,150	750	2,400
Net interest income after provision for credit losses	11,766	9,005	22,074	17,630
Other income	1,511	1,703	4,057	3,329
Other expenses	10,205	9,659	20,442	19,312
Income before income taxes	3,072	1,049	5,689	1,647
Income taxes	1,286	294	2,333	527
Net income	$1,786	$755	$3,356	$1,120
Preferred dividends	—	298	200	1,358
Net income (loss) available to common shareholders	$1,786	$457	$3,156	$(238)

Per Share Data:
Basic earnings (loss) per share	$0.13	$0.04	$0.22	$(0.03)
Diluted earnings (loss) per share	0.12	0.04	0.22	(0.03)
Shareholders’ equity per share	8.19	8.04	8.19	8.04

Balance Sheet Data:
Balance sheet totals:
Assets	$1,033,965	$915,367
Loans, net	634,791	578,955
Deposits	879,673	774,384
Shareholders’ equity	123,632	111,781

Average balance sheet amounts:
Assets	$986,925	$867,267	$1,024,796	$855,583
Loans, net	609,801	561,457	610,257	557,444
Deposits	828,498	725,645	850,633	714,196
Shareholders’ equity	123,128	111,272	135,635	110,517

Selected Ratios:
Return on average assets	0.73%	0.35%	0.67%	0.26%
Return on average equity	5.82%	2.72%	5.23%	2.04%
Efficiency ratio	76.86%	81.46%	76.05%	82.67%
Risk based capital ratio	17.89%	18.68%
Net chargeoffs (recoveries) to average gross loans	-0.27%	0.37%	-0.09%	0.57%
Allowance for loan losses to total loans	2.58%	2.54%
Average equity to average assets	12.48%	12.83%	13.24%	12.92%

Summary of Financial Results — Quarter ended June 30, 2011

The Company reported net operating income of $1.8 million for the three months ended June 30, 2011 representing an increase of $1.0 million, or 136.6%, compared to net operating income of $755,000 for the same period one year ago. For the quarter ended June 30, 2011, the Company did not pay any preferred dividends and as a result reported earnings per diluted share of $0.12.  Net income available to common shareholders was reduced by preferred dividends of $298,000 during the second quarter of 2010, resulting in earnings per diluted share of $0.04. There were no preferred dividends during the second quarter of 2011 due to the early conversion of Series B and B-1 preferred shares in March 2010 and the early redemption of Series C preferred shares in March 2011 (see discussion in Capital Resources section under Private Placement 2008 and Trouble Assets Relief Program (TARP)).

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	June 30,		Increase
(dollars in thousands)	2011	2010	(Decrease)

Interest income	$12,301	$10,990	$1,311
Interest expense	535	835	(300)

Net interest income	11,766	10,155	1,611
Provision for credit losses	—	1,150	(1,150)

Net interest income after provision for credit losses	11,766	9,005	2,761
Other income	1,511	1,703	(192)
Other expenses	10,205	9,659	546
Income before income taxes	3,072	1,049	2,023

Income taxes	1,286	294	992
Net income	$1,786	$755	$1,031

Preferred dividends	—	298	(298)
Net income available to common shareholders	$1,786	$457	$1,329

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended June 30, 2011 was $11.8 million, which was comprised of $12.3 million in interest income and $535,000 in interest expense. Net interest income for the quarter ended June 30, 2010 was $10.2 million, which was comprised of $11.0 million in interest income and $835,000 in interest expense.  Net interest income for the quarter ended June 30, 2011 represented an increase of $1.6 million or 15.9% from the same period one year earlier.  The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets combined with a lower cost of funds.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended June 30, 2011 average earning assets of $930.2 million represented an increase of $114.9 million, or 14.1%, compared to $815.3 million for the same period in 2010.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 75.82% during the quarter ended June 30, 2011, which represented a decrease compared to an average of 79.76% for the same quarter of 2010 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the quarters ended June 30, 2011 and June 30, 2010.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended June 30, 2011 was 5.07% compared to 5.00% in the same period one year earlier.  The increase in net interest margin from 2010 to 2011 was primarily due to increased loan fees, related to loan recoveries and growth in the factoring and asset-based lending portfolio, and a lower cost of funds.  The positive impact on the net interest margin from increased loan fees for the second quarter of 2011 compared to the second quarter of 2010 was 26 basis points.  The negative impact on the Company’s net interest margin from the reversal of foregone interest (net of recovered interest) on nonperforming loans was 15 basis points in the first quarter of 2011 compared to 21 basis points for the same period in 2010.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended June 30, 2011 and 2010.

	Three months ended June 30,
	2011			2010
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$628,159	7.1%	$11,132	$578,776	7.1%	$10,298
Federal funds sold	95,968	0.2%	56	108,423	0.2%	63
Investment securities	204,641	2.2%	1,104	121,009	2.0%	591
Other	1,479	2.4%	9	7,120	2.1%	38
Total interest earning assets	930,247	5.3%	12,301	815,328	5.4%	10,990

Noninterest-earning assets:
Cash and due from banks	20,919			18,372
All other assets (3)	35,759			33,567
TOTAL	$986,925			$867,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$6,841	0.1%	1	$5,996	0.1%	$2
Savings	300,558	0.3%	205	306,543	0.4%	316
Time	35,819	0.6%	56	62,826	1.3%	203
Other	21,483	5.1%	273	17,527	7.2%	314
Total interest bearing liabilities	364,701	0.6%	535	392,892	0.9%	835

Noninterest-bearing liabilities:
Demand deposits	485,280			350,280
Accrued expenses and other liabilities	13,816			12,823
Shareholders’ equity	123,128			111,272
TOTAL	$986,925			$867,267

Net interest income and margin		5.1%	$11,766		5.0%	$10,155

(1)          Loan fee amortization of $1.6 million and $874,000, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)          Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)          Net of average allowance for credit losses of $16.8 million and $15.8 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2011 and 2010.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended June
	2011 vs. 2010
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$875	$(41)	$834
Federal funds sold	(7)	0	(7)
Investment securities	451	62	513
Other	(34)	5	(29)
Total interest income	1,285	26	1,311

Interest expense:
Demand	0	(1)	(1)
Savings	(4)	(107)	(111)
Time	(42)	(105)	(147)
Other	50	(91)	(41)
Total interest expense	4	(304)	(300)

Change in net interest income	$1,281	$330	$1,611

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

Interest Income

Interest income of $12.3 million in the quarter ended June 30, 2011 represented an increase of $1.3 million, or 11.9%, from $11.0 million in the same quarter one year earlier.  The average yield on earning assets was 5.30% for the quarter ended June 30, 2011 compared to 5.41% for the quarter ended June 30, 2010.  The increase in interest income was primarily due to an increase in earning assets, a decrease in non-performing loans, and increased loan fees, related to loan recoveries and growth in the factoring and asset-based lending portfolio.

Average gross loans were $628.2 million for three months ended June 30, 2011, an increase of $49.4 million or 8.5% from $578.8 million for the same period one year earlier.  Average loans comprised 67.5% of average earning assets in the three months ended June 30, 2011 compared to 71.0% in the second quarter of 2010.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $302.1 million for the quarter ended June 30, 2011, an increase of $65.5 million or 27.7% from $236.6 million for the three months ended June 30, 2010.

Interest Expense

Interest expense was $535,000 for the quarter ended June 30, 2011, which represented a decrease of $300,000, or 35.9% from $835,000 for the comparable period of 2010.  The decrease in interest expense reflects lower interest rates paid on liabilities combined with lower balances of average interest-bearing liabilities in the second quarter of 2011 compared to the same period in 2010.  Average interest-bearing liabilities were $364.7 million for the three months ended June 30, 2011, a decrease of $28.2 million, or 7.2%, from $392.9 million for the same period one year earlier.

Average interest bearing deposits were $343.2 million for the quarter ended June 30, 2011, which represented 41.4% of total average deposits and was a decrease of $32.1 million, or 8.6%, from $375.4 million representing 51.7% of total average deposits in the second quarter of 2010.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $21.5 million and $17.5 million in the three months ended June 30, 2011 and 2010, respectively.

The average rate paid on interest-bearing liabilities of 0.59% in the quarter ended June 30, 2011 compared to 0.85% in the second quarter of 2010.

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company’s and industry loss experience, the impact of economic conditions within the Company’s market area and, as applicable, the State of California and/or national macroeconomic conditions, the value of underlying collateral, loan performance, and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans.

The Company charged-off $380,000 during the three months ended June 30, 2011 compared to $2.5 million charge-off during the three months ended June 30, 2010.  During the three months ended June 30, 2011, the Company recognized $2.1 million in loan recoveries from payments received on two real estate loans that were funded prior to the economic downturn.  The recoveries recognized during the second quarter of 2011 compared to $352,000 in loan recoveries for the three months ended June 30, 2010.

The Company did not record a provision for credit losses for the three months ended June 30, 2011 due to the improving condition of the loan portfolio combined with the loan recoveries recognized during the quarter.  The provision for credit losses was $1.2 million for the quarter ending June 30, 2010.

The following schedule provides an analysis of the allowance for credit losses for the quarters ended June 30, 2011 and 2010, respectively:

	Three months ended
	June 30,
(dollars in thousands)	2011	2010

Balance, beginning of period	$15,171	$16,155
Provision for credit losses	—	1,150
Charge-offs	(380)	(2,520)
Recoveries	2,081	352
Balance, end of period	$16,872	$15,137

The allowance for loan losses was $16.9 million, or 2.58% of total loans, at June 30, 2011, compared to $15.1 million, or 2.54% of total loans, at June 30, 2010. The increase in the allowance for loan losses from June 30, 2010 to June 30, 2011 is primarily attributable to an increase in gross loans.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$5,105	0.8%	$4,616	0.7%
Real estate construction	1,250	0.2%	$1,628	0.2%
Land loans	602	0.1%	$622	0.1%
Real estate other	5,717	0.9%	$5,358	0.8%
SBA	1,999	0.3%	$1,670	0.3%
Factoring/ABL	2,100	0.3%	$1,575	0.2%
Other	99	0.0%	$77	0.0%
	$16,872	2.6%	$15,546	2.4%

Beginning in the second quarter of 2008, deterioration in economic conditions within the Company’s market area and, as applicable, the State of California and/or national macroeconomic conditions resulted in increased stress to the loan portfolio, specifically construction and land development loans outside of the Company’s primary market of Santa Clara County and contiguous portions of San Mateo and Alameda counties.

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

At June 30, 2011, the Company’s land development portfolio was reduced to $5.8 million with just $1.3 million remaining exposure outside of the primary market area.  Further, over 80% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at June 30, 2011 were $38.6 million with $2.7 million remaining on projects outside of the primary market area.  In addition, at that date $19.8 million, or 51.2%, were loans to finance commercial projects and no loans were to finance residential projects of five or more units.

The aggressive management of credits in this category has resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This has resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Non-performing loans at June 30, 2011, on average, have been reduced by approximately 25% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.

In response to the elevated level of charge-offs, migration of construction and land portfolios, and general deterioration in economic conditions the Company also increased provisions for potential loans losses and built the reserve to its highest historical level of approximately 2.96% of total loans at December 31, 2009.  Due to positive trends in overall loan classifications during 2010 and the first six months of 2011, reflecting the improving condition of the loan portfolio combined with new loan production, the Company has been able to modestly lower the level of reserves to 2.58% of total loans at June 30, 2011.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 133.62% at June 30, 2011.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analyses.

At June 30, 2011 nonperforming assets of $22.3 million, or 2.16% of total assets, compared to $23.3 million, or 2.27% of total assets, on December 31, 2010.  The following summarizes nonperforming assets at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(dollars in thousands)	2011	2010

Loans accounted for on a non-accrual basis	$12,627	$16,696
Other loans with principal or interest contracturally past due 90 days or more and still accruing	—	—
Nonperforming loans	12,627	16,696
Other real estate owned	9,661	6,645
Nonperforming assets	$22,288	$23,341

Loans restructured and in compliance with modified terms	4,926	4,494

Nonperforming assets and restructured loans	$27,214	$27,835

The nonperforming assets at June 30, 2011 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $12.6 million, and other real estate owned valued at $9.7 million.  Nonperforming loans at June 30, 2011 were comprised of loans with legal contractual balances totaling approximately $18.2 million reduced by $886,000 received in nonaccrual interest and impairment charges of $4.6 million which have been charged against the allowance for credit losses.   As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

The following table sets forth the components of nonperforming loans as of June 30, 2011 (dollars in thousands).

June 30, 2011

Classification	Amount	Collateral

Land	586	Lots for single family homes in Santa Clara County
Land	14	Lots for retail development in Sacramento County
Land	38	Lot for commercial development in Calaveras County
	638

Real estate other	6,421	Special purpose facility in Santa Cruz County
Real estate other	600	Single family residence in Placer County
Real estate other	349	Single family residence in Santa Clara County
	7,370

SBA	301	Special purpose facilities in San Diego County
SBA	182	Commercial office space in Santa Clara County
SBA	143	Industrial building in Riverside County
SBA	11	Light industrial warehouse space in Stanislaus County
SBA	6	Single family residence in Santa Clara County
	643

Commercial	688	Commercial building in Santa Clara County
Commercial	524	Business assets
Commercial	50	Single family residence in Santa Cruz County
	1,262

Factoring/asset based lending	2,714	Business assets
	2,714

Total nonperforming loans	$12,627

Included in nonperforming loans at June 30, 2011 are loans totaling $6.7 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of June 30, 2011, previously modified loans totaling $4.9 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

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

The Company primarily relies on fair market appraisals to determine the value of underlying collateral.  Appraisals are required for real property secured loans of $250,000 or more, including increases to existing loans of $250,000 or more.  In the event there is evidence of deterioration in values, an evaluation of the collateral value and/or a full new appraisal is required for an extension of the loan maturity.  Potential problem loans are typically reappraised every 6-12 months depending on current economic conditions and the borrower’s current financial performance and repayment history. The appraisals are performed by Board approved appraisers that have appropriate licensing and experience.  Generally, when a prospective loan amount exceeds $3.0 million, the completed appraisal is further reviewed by a qualified third party review appraiser.  To determine the value of underlying collateral for formula lines of credit that are predicated on a borrowing base of eligible assets, the Company requires a pre loan funding field audit of the borrower’s financial records to verify the accounts receivable, their eligibility for inclusion in the borrowing base, performance of the collateral and any asset concentrations.

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

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, the Company’s construction and land loan portfolios, representing approximately 6.8% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company’s future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$720	47.7%	$578	33.9%
Foreign exchange upcharge	530	35.1%	478	28.1%
SBA loan servicing income	111	7.3%	101	5.9%
Increase in value of life insurance	97	6.4%	101	5.9%
Gain on Sale of OREO	—	0.0%	240	14.1%
Gain on sale of SBA loans	—	0.0%	4	0.2%
Warrant income	—	0.0%	25	1.5%
Net gain (loss) on sale of securities	(62)	-4.1%	—	0.0%
Other operating income	115	7.6%	176	10.3%

	$1,511	100.0%	$1,703	100.0%

Non-interest income totaled $1.5 million in the second quarter of 2011, a decrease of $192,000 or 11.3% from $1.7 million in the first quarter of 2010.  Non-interest income generally consists primarily of service charge income on deposit accounts, foreign exchange income, SBA loan servicing income, and gains recognized on sales of SBA loans, OREO properties, and securities.  The decrease in non-interest income during the quarter ending June 30, 2011 compared to the same period one year ago was primarily attributable to no gains recognized on the sale of OREO properties during the current quarter.

For the quarter ended June 30, 2011 service charge income on deposit accounts was $720,000, representing an increase of $142,000, or 24.6%, compared to $578,000 for the same period one year ago.  The increase in depositor service charges is attributable to an increase in the deposit portfolio.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the second quarter of 2011, the Company recognized $530,000 in international fee income, representing an increase of $52,000, or 10.9%, compared to $478,000 for the same period one year ago. The increase was primarily caused by an increase in client demand for international services.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  There were no SBA loans sold during the three months ended June 30, 2011.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended June 30, 2011 and 2010.

	Three months ended June 30,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$5,927	2.5%	$5,013	2.5%
Occupancy	802	0.3%	840	0.4%
Data processing	722	0.3%	677	0.3%
Legal and professional	702	0.3%	555	0.3%
Assessments	547	0.2%	578	0.3%
Loan/OREO	395	0.2%	819	0.4%
Marketing/Advertising	319	0.1%	222	0.1%
Deposit services	250	0.1%	189	0.1%
Furniture and equipment	122	0.1%	177	0.1%
Other	419	0.2%	589	0.3%

	$10,205	4.3%	$9,659	4.8%

Operating expenses were $10.2 million for the three months ended June 30, 2011, an increase of $546,000 or 5.7% from $9.7 million at June 30, 2010.   As a percentage of average earning assets, other expenses for the three months ended June 30, 2011 and 2010 were 4.3% and 4.8%, respectively, on an annualized basis.

In 2011, operating expenses were comprised primarily of salaries and benefits of $5.9 million, which compared to $5.0 million in 2010.  At June 30, 2011, the Company employed 172 full-time equivalents (FTE) compared to 157 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $363,000 and $205,000 to recognize compensation related to employee stock-based awards in the second quarter of 2011 and 2010, respectively.

As required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, on February 7, 2011, the FDIC issued a final rule that changes its assessment system for deposit insurance coverage from one based on domestic deposits to one that will be based on consolidate total assets.  That change became effective on April 1, 2011 and will be based on asset balances starting with the quarter ended June 30, 2011.  The Company is not anticipating a material impact from the change in the FDIC assessment system.  The FDIC assessment recognized during the quarter ended June 30, 2011 was $547,000 compared to $578,000 for the same period one year earlier.

OREO and loan related charges were $395,000 for the quarter ended June 30, 2011 compared to $819,000 for the quarter ended June 30, 2010.  The decrease in OREO and loan related charges was primarily attributed to a decline in nonperforming assets.

Summary of Financial Results — Six months ended June 30, 2011

The Company reported net operating income of $3.3 million for the six months ended June 30, 2011 representing an increase of $2.2 million, or 199.6%, compared to net operating income of $1.1 million for the same period one year ago. Net income available to common shareholders was reduced by preferred dividends of $200,000 and $1.4 million during the first six months of 2011 and 2010, respectively, resulting in earnings (loss) per diluted share of $0.22 and $(0.03), respectively.  Preferred dividends decreased $1.2 million compared to the same period one year earlier due to the early conversion of Series B and B-1 preferred shares in March 2010 and early redemption of Series C preferred shares in March 2011 (see discussion in Capital Resources section under Private Placement 2008 and Trouble Assets Relief Program (TARP)).

The table below highlights the changes in the nature and sources of income and expense.

	Six months ended
	June 30,		Increase
(dollars in thousands)	2011	2010	(Decrease)

Interest income	$24,011	$21,747	$2,264
Interest expense	1,187	1,717	(530)

Net interest income	22,824	20,030	2,794
Provision for credit losses	750	2,400	(1,650)

Net interest income after provision for credit losses	22,074	17,630	4,444
Other income	4,057	3,329	728
Other expenses	20,442	19,312	1,130
Income before income taxes	5,689	1,647	4,042

Income taxes	2,333	527	1,806
Net income	$3,356	$1,120	$2,236

Preferred dividends	200	1,358	(1,158)
Net income (loss) available to common shareholders	$3,156	$(238)	$3,394

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the six months, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the six months ended June 30, 2011 was $22.8 million, which was comprised of $24.0 million in interest income and $1.2 million in interest expense. Net interest income for the six months ended June 30, 2010 was $20.0 million, which was comprised of $21.7 million in interest income and $1.7 million in interest expense.  Net interest income for the six months ended June 30, 2011 represented an increase of $2.8 million or 13.9% from the same period one year earlier.  The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets combined with a decrease in average nonperforming loans and a lower cost of funds.

The composition of the average balance sheet impacts growth in net interest income.  For the six months ended June 30, 2011 average earning assets of $946.7 million represented an increase of $142.3 million, or 17.7%, compared to $804.4 million for the same period in 2010.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 74.77% during the six months ended June 30, 2011, which represented a decrease compared to an average of 80.50% for the same quarter of 2010 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the six months ended June 30, 2011 and June 30, 2010.

The Company’s net interest margin (net interest income divided by average earning assets) for the six months ended June 30, 2011 was 4.86% compared to 5.02% in the same period one year earlier.  The decrease in net interest margin from prior year was primarily due to decreased balance sheet leverage and a less favorable mix in average earning assets, partially offset by increased loan fees related to loan recoveries and growth in the factoring and asset-based lending portfolio.  The positive impact on the net interest margin from increased loan fees for the six months ended June 30, 2011 compared to the same period one year ago was 15 basis points.  The negative impact of reversed or foregone interest (net of recovered interest) due to nonperforming assets was 12 basis points in the six months ended June 30, 2011 compared to 17 basis points for the same period one year earlier.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the six months ended June 30, 2011 and 2010.

	Six months ended June 30,
	2011			2010
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$627,740	7.1%	$21,948	$574,934	7.2%	$20,404
Federal funds sold	119,286	0.2%	138	105,193	0.2%	122
Investment securities	197,971	1.9%	1,906	116,149	2.0%	1,139
Other	1,672	2.3%	19	8,083	2.0%	82
Total interest earning assets	946,669	5.1%	24,011	804,359	5.5%	21,747

Noninterest-earning assets:
Cash and due from banks	21,453			17,438
All other assets (3)	37,632			33,786
TOTAL	$1,005,754			$855,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$6,694	0.1%	2	$6,027	0.1%	$4
Savings	322,797	0.3%	432	290,789	0.5%	674
Time	39,692	0.7%	134	69,046	1.4%	483
Other	22,951	5.4%	619	17,637	6.4%	556
Total interest bearing liabilities	392,134	0.6%	1,187	383,499	0.9%	1,717

Noninterest-bearing liabilities:
Demand deposits	470,369			348,334
Accrued expenses and other liabilities	13,918			13,233
Shareholders’ equity	129,333			110,517
TOTAL	$1,005,754			$855,583

Net interest income and margin		4.9%	$22,824		5.0%	$20,030

(1)          Loan fee amortization of $2.8 million and $1.8 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)          Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)          Net of average allowance for credit losses of $16.2 million and $16.0 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2011 and 2010.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Six months ended June 30,
	2011 vs. 2010
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$1,846	$(302)	$1,544
Federal funds sold	16	(0)	16
Investment securities	788	(21)	767
Other	(73)	10	(63)
Total interest income	2,577	(313)	2,264

Interest expense:
Demand	0	(2)	(2)
Savings	43	(285)	(242)
Time	(99)	(250)	(349)
Other	143	(80)	63
Total interest expense	87	(617)	(530)

Change in net interest income	$2,490	$304	$2,794

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

Interest Income

Interest income of $24.0 million in the six months ended June 30, 2011 represented an increase of $2.3 million, or 10.4%, from $21.7 million in the same period one year earlier.  The average yield on earning assets was 5.11% for the six months ended June 30, 2011 and 5.45% for the six months ended June 30, 2010.  The increase in interest income was primarily due to an increase in earning assets, a decrease in non-performing loans, and increased loan fees, related to loan recoveries and growth in the factoring and asset-based lending portfolio.

Average gross loans were $627.7 million for six months ended June 30, 2011, an increase of $52.8 million or 9.2% from $574.9 million for the same period one year earlier.  Average loans comprised 66.3% of average earning assets in the six months ended June 30, 2011 compared to 71.5% in the first six months of 2010.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $318.9 million for the six months ended June 30, 2011, an increase of $89.5 million or 39.0% from $229.4 million for the six months ended June 30, 2010.

Interest Expense

Interest expense was $1.2 million for the six months ended June 30, 2011, which represented a decrease of $530,000, 30.9% from $1.7 million for the comparable period of 2010.  The decrease in interest expense reflects lower interest rates paid on liabilities offset slightly by higher balances of average interest-bearing liabilities in the first six months of 2011 compared to the same period in 2010.  Average interest-bearing liabilities were $392.1 million for the six months ended June 30, 2011, an increase of $8.6 million, or 2.3%, from $383.5 million for the same period one year earlier.

Average interest bearing deposits were $369.2 million for the six months ended June 30, 2011, which represented 44.0% of total average deposits and was an increase of $3.3 million, or 0.9%, from $365.9 million representing 51.2% of total average deposits in the first six months of 2010.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $23.0 million and $17.6 million in the six months ended June 30, 2011 and 2010, respectively.

The average rate paid on interest-bearing liabilities of 0.61% in the six months ended June 30, 2011 compared to 0.90% in the six months ended June 30, 2010.

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company’s and industry loss experience, the impact of economic conditions within the Company’s market area and, as applicable, the State of California and/or national macroeconomic conditions, the value of underlying collateral, loan performance, and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans.

The Company charged-off balances totaling $2.1 million during the six months ended June 30, 2011 which compared to $4.6 million charged-off during the same period of 2010.  During the six months ended June 30, 2011, the Company recognized $2.7 million in loan recoveries comprised primarily from payments received on two real estate loans that were funded prior to the economic downturn.  The recoveries recognized during the first six months of 2011 compared to $1.3 million in loan recoveries for the same period one year ago.

The Company provided $750,000 to the allowance for credit losses for the six months ended June 30, 2011, compared to $2.4 million for the same period in 2010. The decrease in provision for credit losses reflects the improving condition of the loan portfolio combined with the loan recoveries during six months ended June 30, 2011.

The following schedule provides an analysis of the allowance for credit losses for the six months ended June 30, 2011 and 2010, respectively:

	Six months ended
	June 30,
(dollars in thousands)	2011	2010
Balance, beginning of period	$15,546	$16,012
Provision for credit losses	750	2,400
Charge-offs	(2,137)	(4,571)
Recoveries	2,713	1,296
Balance, end of period	$16,872	$15,137

See “Summary of Financial Results — Quarter ended June 30, 2011 — Provision for Credit Losses” for a discussion of the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$1,395	34.4%	$1,123	33.7%
International fee income	1,076	26.5%	906	27.2%
Gain on sale of SBA loans	641	15.8%	4	0.1%
Gain on sale of OREO	262	6.5%	439	13.2%
Increase in value of life insurance	194	4.8%	198	5.9%
SBA loan servicing income	191	4.7%	208	6.2%
Warrant income	187	4.6%	25	0.8%
Net gain (loss) on sale of securities	(155)	-3.8%	164	4.9%
Other operating income	266	6.6%	262	7.9%

	$4,057	100.0%	$3,329	100.0%

Non-interest income totaled $4.1 million in the first six months of 2011, an increase of $728,000 or 21.9% from $3.3 million in the first six months of 2010.  Non-interest income generally consists primarily of service charge income on deposit accounts, foreign exchange income, SBA loan servicing income, and gains recognized on sales of SBA loans, OREO properties, and securities.  The increase in non-interest income during the six months ending June 30, 2011 compared to the same period one year ago was primarily attributable to increases in depositor service charges and gains on sale of SBA loans, offset in part by a loss on sale of securities.

For the six months ended June 30, 2011 service charge income on deposit accounts was $1.4 million, representing an increase of $272,000, or 24.2%, compared to $1.1 million for the same period one year ago.  The increase in depositor service charges is attributable to an increase in the deposit portfolio.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first six months of 2011, the Company recognized $1.1 million in international fee income, representing an increase of $170,000, or 18.8%, compared to $906,000 for the same period one year ago. The increase was primarily caused by an increase in client demand for international services.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  There was $641,000 in gains recognized on sales of SBA loans during the six months ended June 30, 2011 which represented an increase of $637,000 compared to $4,000 in the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the six months ended June 30, 2011 and 2010.

	Six months ended June 30,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$11,305	2.4%	$10,297	2.6%
Occupancy	1,641	0.3%	1,680	0.4%
Data processing	1,459	0.3%	1,394	0.3%
Assessments	1,350	0.3%	1,186	0.3%
Legal and professional	1,280	0.3%	1,196	0.3%
Loan/OREO	981	0.2%	1,159	0.3%
Marketing/Advertising	624	0.1%	458	0.1%
Deposit services	496	0.1%	393	0.1%
Furniture and equipment	255	0.1%	389	0.1%
Other	1,051	0.2%	1,160	0.3%

	$20,442	4.4%	$19,312	4.8%

Operating expenses were $20.4 million for the six months ended June 30, 2011, an increase of $1.1 million or 5.9% from $19.3 million at June 30, 2010.   As a percentage of average earning assets, other expenses for the three months ended June 30, 2011 and 2010 were 4.4% and 4.8%, respectively, on an annualized basis.

In 2011, operating expenses were comprised primarily of salaries and benefits of $11.3 million, which compared to $10.3 million in 2010.  At June 30, 2011, the Company employed 172 full-time equivalents (FTE) compared to 157 FTE on the same date one year earlier.  In addition, salaries and benefits included a charge of $602,000 and $488,000 to recognize compensation related to employee stock-based awards in the first six months of 2011 and 2010, respectively.

As required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, on February 7, 2011, the FDIC issued a final rule that changes its assessment system for deposit insurance coverage from one based on domestic deposits to one that will be based on consolidate total assets.  That change became effective on April 1, 2011 and will be based on asset balances starting with the quarter ended June 30, 2011.  The Company is not anticipating a material impact from the change in the FDIC assessment system.  The FDIC assessment recognized during the six months ended June 30, 2011 was $1.4 million compared to $1.2 million for the same period one year earlier.

OREO and loan related charges were $981,000 for the six months ended June 30, 2011 compared to $1.2 million for the six months ended June 30, 2010.  The decrease in OREO and loan related charges was primarily attributed to a decline in nonperforming assets.

Balance Sheet

Total assets of the Company at June 30, 2011 were $1.034 billion, an increase of $4.2 million, or 0.4%, as compared to $1.030 billion at December 31, 2010.  The increase in total assets was primarily due to an increase in cash and cash equivalents of $15.7 million, offset partially by a decrease in investment securities of $10.0 million.

The following table shows the Company’s loans by type and their percentage distribution as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(dollars in thousands)	2011	2010

Commercial	$265,621	$269,034
Real estate construction	38,615	40,705
Land loans	5,808	9,072
Real estate other	137,199	138,633
Factoring and asset based lending	132,182	122,542
SBA	69,396	67,538
Other	4,415	4,023
Total gross loans	653,236	651,547
Unearned fee income	(1,573)	(1,444)
Total loans	651,663	650,103
Less allowance for credit losses	(16,872)	(15,546)
Total loans, net	$634,791	$634,557

Commercial	40.7%	41.3%
Real estate construction	5.9%	6.2%
Land loans	0.9%	1.4%
Real estate other	21.0%	21.3%
Factoring and asset based lending	20.2%	18.8%
SBA	10.6%	10.4%
Other	0.7%	0.6%
Total gross loans	100.0%	100.0%

Gross loan balances were $653.2 million at June 30, 2011, which represented an increase of $1.7 million, or 0.3%, as compared to $651.5 million at December 31, 2010. The increase in loans was primarily in factoring and asset based lending.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $265.6 million at June 30, 2011, which represented a decrease of $3.4 million, or 1.3%, compared to $269.0 million at December 31, 2010.  At June 30, 2011, commercial loans comprised 40.7% of total loans outstanding compared to 41.3% at December 31, 2010.

The Company’s construction and land development loan portfolio together totaled approximately $44.4 million as of June 30, 2011 compared to $49.8 million as of December 31, 2010, representing a decrease of $5.4 million or 10.8%.  Construction and land development loan balances at June 30, 2011 and December 31, 2010 comprised 6.8% and 7.6%, respectively, of total loans.

Other real estate loans decreased $1.4 million or 1.0% to $137.2 million at June 30, 2011 over $138.6 million at December 31, 2010.  The decrease in other real estate loans was approximately equally split between home equity lines of credit and other real estate term loans.  Other real estate loans represented 21.0% of total loans at June 30, 2011 compared to 21.3% at December 31, 2010.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices. Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives

payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At June 30, 2011, factoring/asset- based loans totaled $132.2 million or 20.2% of total loans, representing an increase of $9.6 million or 7.9%, as compared to $122.5 million or 18.8% of total loans at December 31, 2010.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At June 30, 2011, SBA loans comprised $69.4 million, or 10.6%, of total loans, an increase of $1.9 million, or 2.8%, from $67.5 million or 10.4% of total loans at December 31, 2010. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At June 30, 2011 and December 31, 2010, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At June 30, 2011, other loans totaled $4.4 million as compared to $4.0 million at December 31, 2010.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of June 30, 2011 and December 31, 2010.

	June 30,		December 31,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$515,622	58.62%	$443,806	52.34%
Interest-bearing demand	6,505	0.74%	5,275	0.62%
Money market and savings	324,079	36.84%	355,772	41.96%
Certificates of deposit:
Less than $100	8,017	0.91%	9,212	1.09%
$100 and more	25,450	2.89%	33,881	4.00%

Total deposits	$879,673	100.00%	$847,946	100.00%

Deposits increased $31.8 million or 3.7% from $847.9 million at December 31, 2010 to $879.7 million at June 30, 2011. The increase in deposits was primarily in noninterest-bearing demand accounts, partially offset by a decrease in money market and savings accounts.  As of June 30, 2011, demand deposits and core deposits represented 59.4% and 96.2% of total deposits, compared to 53.0% and 94.9% at December 31, 2010.

Leverage

Total gross loan balances at June 30, 2011 were $653.2 million.  The resulting loan to deposit ratio was 75.82%.  Other earning assets at June 30, 2011 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $317.9 million. To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

During the fourth quarter of 2008 and throughout 2009 and 2010, as part of a strategic decision the Company effectively repositioned the composition of its balance sheet and improved its liquidity position by deploying other earning assets primarily in federal funds in direct response to the recent economic downturn and potential volatility of the deposit portfolio.  During the fourth quarter of 2010 and the first half of 2011, the Company, in addition to maintaining a consistent balance in federal funds, also deployed excess liquidity in additional investment securities to increase net interest income and improve the net interest margin.

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

The Comptroller’s regulations also require national banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.00%.  Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Comptroller to those assets.  At least one-half of the qualifying capital must be in the form of Tier 1 capital.

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

Under a Stock Purchase Agreement dated as of December 4, 2008 (see below), as amended, by and between the Company and Carpenter Fund Manager G.P., LLC, the Company granted certain participation rights to Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (collectively, the “Carpenter Funds”).  As part of the November 23, 2010 private placement transaction, Carpenter Funds agreed to purchase an additional 1,103,275 common shares pursuant to the Stock Purchase Agreement.  As a result, after the closing of this transaction, the Carpenter Funds holds a total of 4,906,928 shares of the Company’s common stock or approximately 32.5% of the Company’s outstanding shares of common stock.  Other than Carpenter, no Investor owns more than 9.9% of the Company’s common stock as a result of the sale of these common shares.

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

The principal amount of the Notes accrued interest at the rate of 10% per annum and was convertible to common stock at the price of $8.46 per share.  On June 17, 2010, the Notes were converted into 93,364 shares of common stock.  As result of the conversion, there are no shares of Series B and B-1 Preferred outstanding, and no shares of common stock issuable upon conversion of Notes.

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

On December 23, 2008, the Company issued 23,864 shares of its Fixed Rate Cumulative Perpetual Series C Preferred Stock, having a liquidation value of $23,864,000, to the Treasury. Dividends accrued at the rate of 5% per annum for the first five years and then 9% per annum thereafter.  The dividends were to be paid only as declared by the Board of Directors of the Company.  However, in the event such dividends had not been paid for six or more quarters, whether or not consecutive, the Holders of the Series C Preferred shares would have the right to elect two members to the Company’s Board of Directors.

In addition the Company issued a warrant to purchase up to 396,412 shares of the Company’s common stock at a purchase price of $9.03 per share, subject to certain adjustment provisions such as stock splits, issuances of Common Stock at or below a specified price relative to the then current market price of the stock, and other provisions.  The Warrant would expire ten years from the issuance date.  The Warrant was exercisable in whole or in part at any time except that the Treasury could not exercise more than one-half of the shares underlying the Warrant prior to the earlier of i) December 31, 2010 or ii) the date on which the Company received gross proceeds of not less than $23,864,000 in one or more Qualified Equity Offerings.  In addition, the Treasury agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Prior to December 31, 2011, unless the Company redeemed the Series C Preferred shares or the Treasury transferred the Series C Preferred Shares to a third party, consent of the Treasury would have been required for the Company to 1) pay any dividend or other distribution to the holders of the Common Stock or 2) redeem, purchase or acquire any shares of Common Stock or other equity securities other than in connection with benefit plans consistent with past practices.  In addition, the Company’s ability to declare common dividends or repurchase Common Stock or other equity securities would have been subject to restrictions in the event the Company failed to declare and pay, or set aside for payment, the full amount of dividends on the Series C Preferred Shares.  Finally, the Company agreed, so long as the Treasury held any securities of the Company, to ensure that its benefit plans with respect to its senior executive officers complied with the applicable provisions of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009.

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

Issuance costs of $639,000 incurred in connection with the issuance of both the private placements and TARP securities have been charged against Additional Paid in Capital.

The Company’s Tier 1 capital at June 30, 2011 was $141.1 million, which was comprised of $105.2 million of capital stock and surplus, $18.9 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at June 30, 2011 and December 31, 2010 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of June 30,		As of December 31,
	2011		2010
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital (to Risk Weighted Assets)	$141,132	16.64%	$161,448	19.61%
Tier 1 capital minimum requirement	$50,903	6.00%	$49,403	6.00%

Total Capital (to Risk Weighted Assets)	$151,814	17.89%	$171,634	20.84%
Total capital minimum requirement	$84,838	10.00%	$82,339	10.00%

Company Leverage
Tier 1 Capital (to Average Assets)	$141,132	14.30%	$161,448	16.67%
Tier 1 capital minimum requirement	$49,346	5.00%	$48,429	5.00%

Bank Capital Ratios
Tier 1 Capital (to Risk Weighted Assets)	$119,510	14.27%	$117,010	14.37%
Tier 1 capital minimum requirement	$50,236	6.00%	$48,860	6.00%

Total Capital (to Risk Weighted Assets)	$130,060	15.53%	$127,239	15.63%
Total capital minimum requirement	$83,727	10.00%	$81,433	10.00%

Bank Leverage
Tier 1 Capital (to Average Assets)	$119,510	12.30%	$117,010	11.45%
Tier 1 capital minimum requirement	$48,590	5.00%	$51,086	5.00%

The Company and the Bank were considered well capitalized at June 30, 2011 and December 31, 2010.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.   At June 30, 2011 and December 31, 2010, liquid assets as a percentage of deposits were 37.4% and 40.1%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $25.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At June 30, 2011, there were no balances outstanding on these lines.  Additionally, as of June 30, 2011, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $246.0 million for which the Company had collateral in place to borrow $93.0 million.  As of June 30, 2011, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at June 30, 2011, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of June 30, 2011
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$110,330	$—	$—	$—	$—	$110,330
Interest bearing deposits in other banks	—	—	335	—	—	335
Investment securities	10,514	2,036	1,551	86,312	106,862	207,275
Loans	190,004	47,764	70,979	199,119	145,370	653,236
Total earning assets	$310,848	$49,800	$72,865	$285,431	$252,232	$971,176

Interest checking, money market and savings	330,584	—	—	—	—	330,584
Certificates of deposit:
Less than $100,000	5,608	1,017	978	414	—	8,017
$100,000 or more	13,411	4,510	7,529	—	—	25,450
Total interest-bearing liabilities	$349,603	$5,527	$8,507	$414	$—	$364,051

Interest rate gap	$(38,755)	$44,273	$64,358	$285,017	$252,232	$607,125
Cumulative interest rate gap	$(38,755)	$5,518	$69,876	$354,893	$607,125

Interest rate gap ratio	(0.12)	0.89	0.88	1.00	1.00
Cumulative interest rate gap ratio	(0.12)	0.02	0.16	0.49	0.63

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at June 30, 2011 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at June 30, 2011 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at June 30, 2011 and December 31, 2010. At June 30, 2011, approximately 79.0% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of June 30, 2011
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial and other	$265,621	$138,171	$111,253	$16,197
SBA	69,396	864	884	67,648
Real estate construction	38,615	19,831	13,477	5,307
Land loans	5,808	1,992	1,699	2,117
Real estate-other	137,199	6,144	54,927	76,128
Factoring / Asset-Based Lending	132,182	88,820	43,362	—
Other	4,415	4,033	382	—
Total loans	$653,236	$259,855	$225,984	$167,397

	As of December 31, 2010
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$269,034	$143,890	$103,977	$21,167
Real estate construction	40,705	17,153	17,386	6,166
Real estate land	9,072	4,239	1,603	3,230
Real estate other	138,633	20,446	47,380	70,807
Factoring and asset based lending	122,542	98,722	23,820
SBA	67,538	2,867	1,245	63,426
Other	4,023	2,873	1,150
Total loans	$651,547	$290,190	$196,561	$164,796

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of June 30, 2011 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $14.5 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of June 30, 2011
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$4,103	$797	$1,392	$1,392	$522

Operating leases	8,840	1,752	3,384	2,945	759

Total	$12,943	$2,549	$4,776	$4,337	$1,281

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2011, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is not a defendant in any pending material legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of the Company, or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.

ITEM 1A — RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 — REMOVED AND RESERVED

ITEM 5 — OTHER INFORMATION

Not applicable

ITEM 6 — EXHIBITS

(a) Exhibits

See Index to Exhibits at page 55 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: August 9, 2011	By:	/s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2011	By:	/s/ Thomas A. Sa

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

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Income for the three and six-month month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.