Form 10-Q
period 2011-09-30
Bridge Capital Holdings
filed 2011-11-08
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding as of October 31, 2011:  15,124,972

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

PART I - FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$18,836	$8,676
Federal funds sold	85,075	114,240
Total cash and equivalents	103,911	122,916

Interest bearing deposits in other banks	335	2,539
Investment securities available for sale	232,758	217,303
Loans, net of allowance for credit losses of $18,292 at September 30, 2011 and $15,546 at December 31, 2010	699,045	634,557
Premises and equipment, net	2,184	2,580
Other real estate owned	9,255	6,645
Accrued interest receivable	3,317	3,439
Other assets	43,178	39,752
Total assets	$1,093,983	$1,029,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand noninterest-bearing	$538,987	$443,806
Demand interest-bearing	4,325	5,275
Money market and savings	359,634	355,772
Time	33,046	43,093
Total deposits	935,992	847,946

Junior subordinated debt securities	17,527	17,527
Other borrowings	—	7,672
Accrued interest payable	27	48
Other liabilities	14,392	14,235
Total liabilities	967,938	887,428

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and 23,864 shares issued and outstanding at December 31, 2010	—	23,864
Common stock, no par value; 30,000,000 shares authorized; 15,131,097 shares issued and outstanding at September 30, 2011; 14,510,379 shares issued and outstanding at December 31, 2010	101,188	100,435
Additional paid in capital	4,730	4,408
Retained earnings	21,143	15,784
Accumulated other comprehensive (loss)	(1,016)	(2,188)
Total shareholders’ equity	126,045	142,303
Total liabilities and shareholders’ equity	$1,093,983	$1,029,731

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Loans	$11,615	$10,649	$33,563	$31,053
Federal funds sold	64	66	202	188
Investment securities available for sale	1,501	632	3,407	1,771
Interest bearing deposits in other banks	—	22	19	104
Total interest income	13,180	11,369	37,191	33,116

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	1	3	5
Money market and savings	220	280	652	954
Certificates of deposit	38	145	172	628
Other	270	275	889	831
Total interest expense	529	701	1,716	2,418

Net interest income	12,651	10,668	35,475	30,698
Provision for credit losses	1,250	350	2,000	2,750
Net interest income after provision for credit losses	11,401	10,318	33,475	27,948

NON-INTEREST INCOME:
Service charges on deposit accounts	707	638	2,102	1,761
International fee income	704	415	1,780	1,321
Other non interest income	1,846	380	3,432	1,680
Total non-interest income	3,257	1,433	7,314	4,762

OPERATING EXPENSES:
Salaries and benefits	6,207	5,103	17,512	15,400
Premises and fixed assets	945	1,012	2,841	3,081
Other operating expenses	3,771	3,153	11,012	10,099
Total operating expenses	10,923	9,268	31,365	28,580

Income before income taxes	3,735	2,483	9,424	4,130
Income taxes	1,532	1,161	3,865	1,688
Net income	$2,203	$1,322	$5,559	$2,442

Preferred dividends	—	299	200	1,657
Net income available to common shareholders	2,203	1,023	5,359	785

Basic income per share	$0.15	$0.10	$0.38	$0.09
Diluted income per share	$0.15	$0.09	$0.37	$0.08
Average common shares outstanding	14,297,806	10,417,094	14,217,752	9,112,264
Average common and equivalent shares outstanding	14,699,419	10,843,374	14,610,302	9,524,004

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,559	$2,442
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,000	2,750
Depreciation and amortization	848	2,150
Net (gain) loss on sale of loans	(1,444)	145
Net (gain) loss on sale of other real estate owned	(289)
Stock based compensation	1,137	929
Loans originated for sale	(28,433)	(15,165)
Proceeds from loan sales	22,499	—
Net (gain) loss on sale of securities	(440)	164
(Increase) decrease in accrued interest receivable and other assets	(5,838)	157
Increase (decrease) in accrued interest payable and other liabilities	1,389	(1,537)
Net cash provided by (used in) operating activities	(3,012)	(7,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(162,128)	(124,196)
Proceeds from sale of securities available for sale	43,385	21,142
Proceeds from maturity of securities available for sale	106,181	56,491
Proceeds from the sale of other real estate owned	3,503	4,820
Net decrease (increase) in loans	(64,934)	(24,729)
Net decrease (increase) in interest bearing deposits in other banks	2,204	6,952
Purchase of fixed assets	(452)	(282)
Net cash provided by (used in) investing activities	(72,241)	(59,802)

CASH FLOW FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	88,046	90,399
(Decrease) in other borrowings	(7,672)	—
Common stock issued	1,333	32,655
Redemption of preferred stock	(23,864)	(30,000)
Payment of cash dividends	(200)	(1,657)
Warrant redemption	(1,395)	—
Preferred stock issuance costs	—	(29)
Net cash (used in) provided by financing activities	56,248	91,368

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	(19,005)	23,601
Cash and equivalents at beginning of period	122,916	119,153
Cash and equivalents at end of period	$103,911	$142,754

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$817	$1,668
Cash paid for income taxes	$2,975	$1,603

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$5,824	$7,526

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters and nine months ended September 30, 2011 and 2010, respectively, are not necessarily indicative of full year results.

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

FASB ASU 2011-02, Disclosures about a Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), was issued April 2011. The guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance resulted in an additional $5.2 million of loans classified as performing troubled debt restructurings as of September 30, 2011.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $445,000 ($291,000 net of tax) and $1.1 million ($739,000 net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2011, respectively, and recorded $315,000 ($222,000 net of tax) and $929,000 ($705,000 net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2010, respectively, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2011.   As of September 30, 2011, $4.8 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.4 years.

Stock-based compensation reduced basic earnings per share by $0.02 and $0.02 and diluted earnings per share by $0.01 and $0.01 for the three months ended September 30, 2011 and 2010, respectively.  Stock-based compensation reduced basic earnings per share by $0.05 and $0.08 and diluted earnings per share by $0.03 and $0.06 for the nine months ended September 30, 2011 and 2010, respectively.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive loss totaling $(1.0 million), net of tax, as of September 30, 2011 and a cumulative other comprehensive loss totaling $(2.2 million), net of tax, as of December 31, 2010.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010

Net income	$2,203	$1,322	$5,559	$2,442

Other comprehensive earnings-
Net unrealized gains (losses) on securities available for sale	(261)	56	1,471	546
Net unrealized gains (losses) on supplemental executive retirement plan	6	(42)	19	(29)
Net unrealized gains (losses) on cash flow hedges	(215)	(322)	(318)	(1,054)

Total comprehensive income	$1,733	$1,014	$6,731	$1,905

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

	Three months ended		Nine months ended
(dollars in thousands,	September 30,		September 30,
except per share amounts)	2011	2010	2011	2010

Net income	$2,203	$1,322	$5,559	$2,442
Less:
Dividends on preferred shares	—	(299)	(200)	(1,657)
Net income available for common shareholders	2,203	1,023	5,359	785

Weighted average shares:
Basic common shares	14,297,806	10,417,094	14,217,752	9,112,264
Diluted potential common shares related to stock options, restricted stock, and preferred stock	401,613	426,280	392,550	411,740
Total average common equivalent shares	14,699,419	10,843,374	14,610,302	9,524,004

Basic earnings per share	$0.15	$0.10	$0.38	$0.09
Diluted earnings per share	$0.15	$0.09	$0.37	$0.08

3.             Securities

The amortized cost and approximate fair values of securities available for sale at September 30, 2011 and December 31, 2010 are as follows:

	As of September 30, 2011
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt securities:
U.S. government agencies	$16,855	$78	$—	$16,933
Mortgage backed securities	135,818	1,424	(46)	137,196
Collateralized mortgage obligations	52,503	194	(3)	52,694
Corporate bonds	26,408	54	(527)	25,935
Total debt securities	231,584	1,750	(576)	232,758
Equity securities	—	—	—	—
Total securities available for sale	$231,584	$1,750	$(576)	$232,758

	As of December 31, 2010
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. government agency notes	$49,417	$218	$(61)	$49,574
Mortgage backed securities	121,105	360	(1,845)	119,620
Collateralized mortgage obligations	—	—	—	—
Corporate bonds	7,908	48	—	7,956
Total debt securities	178,430	626	(1,906)	177,150
Equity securities	40,153	—	—	40,153
Total securities available for sale	$218,583	$626	$(1,906)	$217,303

The scheduled maturities of securities available for sale at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$9,470	$9,457
Due after one year through five years	65,139	65,656
Due after five years through ten years	51,133	51,436
Due after ten years	105,842	106,209
Total debt securities available for sale	231,584	232,758

Total equity securities available for sale	—	—

Total investment securities	$231,584	$232,758

	December 31, 2010
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$23,924	$24,050
Due after one year through five years	67,159	67,142
Due after five years through ten years	38,207	37,364
Due after ten years	49,140	48,594
Total debt securities available for sale	178,430	177,150

Total equity securities available for sale	40,153	40,153

Total investment securities	$218,583	$217,303

As of September 30, 2011 and December 31, 2010, no investment securities were pledged as collateral.   As of September 30, 2011, $563,000 in unrealized losses was attributable to 18 securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2010, $1.9 million in unrealized losses was attributable to 33 securities that had been in an unrealized loss position for less than 12 months.  Because the Bank had the ability to hold these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, there were no unrealized losses attributable to securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2010, $11,000 in unrealized losses was attributable to one security that had been in an unrealized loss position for greater than 12 months.  This unrealized loss (on a mortgage backed security) which had been in an unrealized loss position for one year or longer as of December 31, 2010, was caused by market interest rate increases subsequent to the purchase of the security.  Because the Bank had the ability to hold this investment until a recovery in fair value, which may be maturity, this investment was not considered to be other-than-temporarily impaired as of December 31, 2010.

4.             Loans

The balances in the various loan categories are as follows as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(dollars in thousands)	2011	2010

Commercial	$295,916	$269,034
Real estate construction	40,897	40,705
Land loans	6,046	9,072
Real estate other	141,539	138,633
Factoring and asset based	153,230	122,542
SBA	76,430	67,538
Other	5,727	4,023
Total gross loans	719,785	651,547
Unearned fee income	(2,448)	(1,444)
Total loan portfolio	717,337	650,103
Less allowance for credit losses	(18,292)	(15,546)
Loans, net	$699,045	$634,557

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
		Special
	Pass	Mention	Substandard	Total

Commercial	$279,953	$4,589	$11,374	$295,916
Real estate construction	38,957	—	1,940	40,897
Land loans	4,654	—	1,392	6,046
Real estate other	100,834	7,792	32,913	141,539
Factoring and asset based	150,622	—	2,608	153,230
SBA	64,948	1,314	10,168	76,430
Other	5,023	—	704	5,727
Total gross loans	$644,991	$13,695	$61,099	$719,785

	As of December 31, 2010
		Special
	Pass	Mention	Substandard	Total

Commercial	$257,638	$4,011	$7,385	$269,034
Real estate construction	31,395	—	9,310	40,705
Land loans	4,384	—	4,688	9,072
Real estate other	90,759	11,958	35,916	138,633
Factoring and asset based	122,452	—	90	122,542
SBA	59,902	1,103	6,533	67,538
Other	4,023	—	—	4,023
Total gross loans	$570,553	$17,072	$63,922	$651,547

For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status.  Generally, when payments have ceased and are 90 days or more past due, or the likelihood of full collection of interest and principal is doubtful, the loan is placed on nonaccrual.  However, regardless of the delinquency status, if a loan is fully secured and in the process of collection and resolution of collection is expected in the near term (generally less than 90 days), then the loan will not be placed on nonaccrual.  When interest accruals are discontinued, all unpaid interest is reversed against current year income.  The Bank’s method of income recognition for loans classified as nonaccrual is to apply the cash receipt to principal when the ultimate collectability of principal is in doubt or recognize interest income on a cash basis.  Nonaccrual loans will not normally be returned to accrual status unless all past due principal and interest has been paid and the borrower has evidenced their ability to meet the contractual provisions of the note.

The following table summarizes the payment status of the loan portfolio as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
		Still Accruing
		30-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$294,643	$38	$—	$1,235	$295,916
Real estate construction	40,897	—	—	—	40,897
Land loans	5,463	—	—	583	6,046
Real estate other	134,533	—	—	7,006	141,539
Factoring and asset based	150,622	—	—	2,608	153,230
SBA	75,716	—	—	714	76,430
Other	5,713	14	—	—	5,727
Total gross loans	$707,587	$52	$—	$12,146	$719,785

	As of December 31, 2010
		Still Accruing
		30-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$266,044	$1,860	$—	$1,130	$269,034
Real estate construction	35,363	—	—	5,342	40,705
Land loans	5,896	—	—	3,176	9,072
Real estate other	132,000	—	—	6,633	138,633
Factoring and asset based	122,542	—	—	—	122,542
SBA	67,291	19	—	228	67,538
Other	3,836	—	—	187	4,023
Total gross loans	$632,972	$1,879	$—	$16,696	$651,547

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

As of September 30, 2011, the Company had ten loans totaling $17.1 million classified as troubled debt restructurings.  The ten loans were comprised of two commercial loans, one real estate construction loan, four other real estate loans, and three SBA loans.  Troubled debt restructurings represented 2.4% of total gross loans as of September 30, 2011.

As of September 30, 2011, the Company had commitments of $138,000 to lend additional funds for other real estate loans classified as troubled debt restructurings.

During the three months ended September 30, 2011, the Company modified $491,000 in commercial loans, $1.9 million in real estate construction loans, $3.1 million in other real estate loans, and $117,000 in SBA loans.  The modification of the terms of such loans included extended amortization periods or extended maturity dates.

During the nine months ended September 30, 2011, the Company modified $739,000 in commercial loans, $1.9 million in real estate construction loans, $3.1 million in other real estate loans, and $597,000 in SBA loans.  The modification of the terms of such loans included extended amortization periods or extended maturity dates.

Loans modified within the last twelve months that defaulted during the nine months ended September 30, 2011 were comprised of one commercial loan with a balance of $249,000 as of September 30, 2011.  This loan was included in nonaccrual loans as of September 30, 2011.

The following table summarizes the loans categorized as troubled debt restructurings at September 30, 2011 and December 30, 2010.  The troubled debt restructurings considered performing and nonaccrual are both included in the “Substandard” category in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of September 30, 2011
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$497	$491	$294	$249	$791	$740
Real estate construction	1,990	1,940	—	—	1,990	1,940
Land loans	—	—			—	—
Real estate other	6,983	7,542	7,711	6,302	14,694	13,844
Factoring and asset based	—	—	—	—	—	—
SBA	601	597	—	—	601	597
Other	—	—	—	—	—	—
Total gross loans	$10,071	$10,569	$8,005	$6,551	$18,076	$17,120

	As of December 31, 2010
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$40	$37	$—	$—	$40	$37
Real estate construction	—	—	3,292	3,051	3,292	3,051
Land loans	—	—	5,119	2,197	5,119	2,197
Real estate other	3,853	4,457	7,711	6,759	11,564	11,216
Factoring and asset based	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Other	—	—	—		—	—
Total gross loans	$3,893	$4,494	$16,122	$12,007	$20,015	$16,501

The $10.6 million of performing troubled debt restructurings as of September 30, 2011 included an additional $5.2 million in troubled debt restructurings identified upon adoption of the new accounting standard ASU 2011-02, A Creditors Determination of Whether a Restructuring is a Trouble Debt Restructuring.  Since adoption of the new standard was appropriately applied only to restructurings occurring on or after January 1, 2011, the December 31, 2010 troubled debt restructurings reflected in the above table do not include any potential troubled debt restructurings that may have been identified as a result of the new guidance.

Loans are designated as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of September 30, 2011 and December 31, 2010 loans designated as impaired consisted only of nonaccrual loans and troubled debt restructurings.  There were no loans outstanding that were less than or greater than 90 days or more past due and accruing interest that were considered impaired at September 30, 2011 and December 31, 2010.

The following table summarizes the loans categorized as impaired at September 30, 2011 and December 30, 2010.

	September 30,	December 31,
(dollars in thousands)	2011	2010

Nonaccrual loans (1)	$12,146	$16,696
Trouble debt restructurings - performing	10,569	4,494
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$22,715	$21,190

(1)  Nonaccrual loans include troubled debt restructurings of $6.6 million and $12.0 million at September 30, 2011 and December 31, 2010, respectively.

Impaired loans at September 30, 2011 were comprised of loans with legal contractual balances totaling approximately $27.3 million reduced by approximately $1.1 million received in non-accrual interest and impairment charges of $3.5 million which have been charged against the allowance for credit losses.

Impaired loans at December 31, 2010 were comprised of loans with legal contractual balances totaling approximately $27.8 million reduced by $960,000 received in non-accrual interest and impairment charges of $5.7 million which have been charged against the allowance for credit losses.

The following summarizes the breakdown of impaired loans by category as of September 30, 2011 and December 31, 2010:

	As of September, 2011		As of December 31, 2010
	Upaid		Upaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$3,032	$1,725	$2,153	$1,167
Real estate construction	1,940	1,940	7,653	5,342
Land loans	662	583	5,288	3,176
Real estate other	16,812	14,548	12,318	11,090
Factoring and asset based	2,939	2,608	—	—
SBA	1,931	1,311	390	228
Other	—	—	—	187
Total gross loans	$27,316	$22,715	$27,802	$21,190

Consistent with the Bank’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Bank did not record income from the receipt of cash payments related to nonaccrual loans during the three and nine months ended September 30, 2011 and 2010.  Interest income recognized on impaired loans represents interest the Bank recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,
	2011		2010
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$1,494	$6	$873	$1
Real estate construction	970	40	6,809	—
Land loans	610	—	4,431	—
Real estate other	13,422	102	12,228	50
Factoring and asset based	2,661	—	154	—
SBA	977	16	505	—
Other	—	—	190	—
Total gross loans	$20,134	$164	$25,191	$51

	Nine months ended September 30,
	2011		2010
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$1,428	$21	$656	$2
Real estate construction	3,641	90	5,679	—
Land loans	1,879	—	4,636	—
Real estate other	12,838	290	17,522	149
Factoring and asset based	1,304	—	55	—
SBA	769	44	240	—
Other	94	—	192	—
Total gross loans	$21,953	$444	$28,979	$151

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The entire allowance is available for any loan that, in management’s judgment should be charged-off.

The allowance generally consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired; however, it is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans versus providing a specific reserve.  As such, the allowance for credit losses of $18.3 million and $15.5 million as of September 30, 2011 and December 31, 2010, respectively, reflected general reserves for non-impaired loans and was based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that were likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors included consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,725	$—	$294,191	$5,531	$295,916	$5,531
Real estate construction	1,940	—	38,957	1,217	40,897	1,217
Land loans	583	—	5,463	607	6,046	607
Real estate other	14,548	—	126,991	5,782	141,539	5,782
Factoring and asset based	2,608	—	150,622	2,646	153,230	2,646
SBA	1,311	—	75,119	2,381	76,430	2,381
Other	—	—	5,727	128	5,727	128
Total	$22,715	$—	$697,070	$18,292	$719,785	$18,292

	As of December 31, 2010
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,167	$—	$267,867	$4,616	$269,034	$4,616
Real estate construction	5,342	—	35,363	1,628	40,705	1,628
Land loans	3,176	—	5,896	622	9,072	622
Real estate other	11,090	—	127,543	5,358	138,633	5,358
Factoring and asset based	—	—	122,542	1,670	122,542	1,670
SBA	228	—	67,310	1,575	67,538	1,575
Other	187	—	3,836	77	4,023	77
Total	$21,190	$—	$630,357	$15,546	$651,547	$15,546

The following table summarizes the activity in the allowance for loan losses for the quarters and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010

Balance, beginning of period	$16,872	$15,137	$15,546	$16,012
Loans charged off by category:
Commercial and other	—	—	322	1,041
Real estate construction	—	128	—	174
Real estate land	—	22	340	96
Real estate other	280	1,028	1,755	3,790
Factoring and asset based	—	90	—	132
Consumer	—	—	—	606
Total charge-offs	280	1,268	2,417	5,839
Recoveries by category:
Commercial and other	444	440	512	679
Real estate construction	2	20	695	799
Real estate land	4	—	1,956	134
Real estate other	—	526	—	670
Factoring and asset based	—	—	—	—
Consumer	—	42	—	42
Total recoveries	450	1,029	3,163	2,325
Net charge-offs (recoveries)	(170)	239	(746)	3,514
Provision charged to expense	1,250	350	2,000	2,750
Balance, end of period	$18,292	$15,248	$18,292	$15,248

5.                                  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at September 30, 2011 and December 31, 2010 are comprised of the following:

	September 30, 2011
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,495	$(4,023)	$1,472
Furniture and fixtures	1,052	(972)	80
Capitalized software	3,540	(3,120)	420
Equipment	2,443	(2,231)	212
Total premises and equipment	$12,530	$(10,346)	$2,184

	December 31, 2010
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,427	$(3,506)	$1,921
Furniture and fixtures	1,075	(952)	123
Capitalized software	3,220	(2,938)	282
Equipment	2,356	(2,102)	254
Total premises and equipment	$12,078	$(9,498)	$2,580

6.             Junior Subordinated Debt Securities and Other Borrowings

Junior Subordinated Debt Securities

On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust I, a statutory trust created under the laws of the State of California.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in September 2035.  Interest is payable quarterly on these debt securities at a fixed rate of 5.90% for the first five years, and thereafter interest accrues at LIBOR plus 1.98%.  The debt securities can be redeemed at par at the Company’s option beginning in September 2010; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the Trust.  The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

On September 30, 2006 the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust II, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in September 2037.  Interest is payable quarterly on these debt securities at a fixed rate of 6.60% for the first five years, and thereafter interest accrues at LIBOR plus 1.38%.  The debt securities can be redeemed at par at the Company’s option beginning in April 2011; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

Other Borrowings

There were no other borrowings at September 30, 2011 while at December 31, 2010, other borrowings consisted of $7.7 million of SBA loans sold in the fourth quarter 2010. Certain recourse provisions in SBA sales agreements as of December 31, 2010 caused a delay in the recognition of the sale.  Proceeds from SBA loan sales were recognized as a secured borrowing until the recourse provisions expired, which was typically three months after the settlement date.  Upon expiration of the recourse provisions, in the first quarter of 2011, the Bank recognized a gain on the sale and derecognized the loan receivable and the related secured borrowing.  As of September 30, 2011, the recourse provisions in SBA loan sales agreements, industry-wide, have been amended to comply with current accounting standards which provide for the immediate recognition of a gain on sale and derecognition of the related loan receivable.

As of September 30, 2011, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $256.0 million for which the Company had collateral in place to borrow $109.0 million.  As of September 30, 2011, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $50.0 million.  At September 30, 2011, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and nine month periods ended September 30, 2011 and 2010 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Expected life	75 months	75 months	75 months	75 months

Stock volatility	35.00%	45.00%	35.00%	45.00%

Risk free interest rate	1.60%	2.01%	1.69%	2.57%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$1.84	$4.24	$2.08	$3.62

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2011
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$232,758	$—	$232,758	$—
Cash flow hedge	(2,280)	—	(2,280)	—
Warrant portfolio	565	—	—	565

Total	$231,043	$—	$230,478	$565

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3

Securities available for sale	$217,303	$—	$217,303	$—
Cash flow hedge	(1,750)	—	(1,750)	—
Warrant portfolio	724	—	—	724

Total	$216,277	$—	$215,553	$724

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter and nine months ended September 30, 2011.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010 included OREO of $9.3 million and $6.6 million, respectively.  The fair value of OREO was determined using Level 2 assumptions.  The Company charged-off $45,000 during the quarter and $50,000 during the nine months ended September 30, 2011 as a result of declines in the OREO property values.  The assets measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010 also included impaired loans of $12.1 million and $16.7 million, respectively.  The fair value of impaired loans was determined using Level 3 assumptions.  The Company charged-off $280,000 and $2.4 million during the quarter and nine months ended September 30, 2011, respectively, as a result of impaired loans.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at September 30, 2011 and December 31, 2010.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits, bank owned life insurance, and cash flow hedge (see Note 3 for information regarding securities).

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$18,836	$18,836	$8,676	$8,676
Federal funds sold	85,075	85,075	114,240	114,240
Interest bearing deposits in other banks	335	335	2,539	2,539
Investments securities	232,758	232,758	217,303	217,303
Loans and leases, gross	717,337	720,855	650,103	663,030
Bank owned life insurance	10,684	10,684	10,393	10,393

Financial liabilities:
Deposits	935,992	934,262	847,946	846,701
Trust preferred securities	17,527	17,817	17,527	17,607
Other borrowings	—	—	7,672	7,650
Cash flow hedge	2,280	2,280	1,750	1,750

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of September 30, 2011 and December 31, 2010.  The Company did not have any derivative instruments that were assets as of September 30, 2011 and December 31, 2010.

Derivatives Designated as	Balance Sheet	September 30,	December 31,
Hedging Instruments	Location	2011	2010

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	$2,280	$1,750

Total hedged derivatives		$2,280	$1,750

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of September 30, 2011, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2011 and 2010.

During the three and nine months ended September 30, 2011 and 2010, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended September 30, 2011 and September 30, 2010, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(539,000) and $(586,000), respectively.  During the nine months ended September 30, 2011 and September 30, 2010, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(949,000) and $(1.7) million, respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the three months ended September 30, 2011 and September 30, 2010, $(181,000) and $(50,000), respectively was reclassified into net interest income related to the effective portion of cash flow hedges.  During the nine months ended September 30, 2011 and September 30, 2010, $(415,000) and $(42,000), respectively was reclassified into net interest income related to the effective portion of cash flow hedges.  During the next twelve months, the Company estimates that $(671,000) will be reclassified into net interest income as an increase to interest expense.

During the nine months ended September 30, 2010, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions related to certain terminated interest rate swaps becoming probable not to occur.  The accelerated amounts for the nine months ended September 30, 2010 was a gain of $43,000.  The Company did not accelerate any amounts during the quarter ended September 31, 2010, or the three and nine months ended September 30, 2011.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three and nine months ended September 30, 2011 and 2010.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three and nine months ended September 30, 2011 and 2010, respectively, and as such there were no amounts included in derivative income or expense during these periods.

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010

Net interest income	$(181)	$(50)	$(415)	$(42)
Non-interest income	—	—	—	43

Total derivative income	$(181)	$(50)	$(415)	$1

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

As of September 30, 2011 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.3 million.  As of September 30, 2011, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2011, it would have been required to settle its obligations under the agreements at the termination value.

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

Sale of SBA Loans:  The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At September 30, 2011 and December 31, 2010, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and nine months ended September 30, 2011 and 2010 (dollars in thousands, except per share data).

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Statement of Operations Data:

Interest income	$13,180	$11,369	$37,191	$33,116
Interest expense	529	701	1,716	2,418
Net interest income	12,651	10,668	35,475	30,698
Provision for credit losses	1,250	350	2,000	2,750
Net interest income after provision for credit losses	11,401	10,318	33,475	27,948
Other income	3,257	1,433	7,314	4,762
Other expenses	10,923	9,268	31,365	28,580
Income before income taxes	3,735	2,483	9,424	4,130
Income taxes	1,532	1,161	3,865	1,688
Net income	$2,203	$1,322	$5,559	$2,442
Preferred dividends	—	299	200	1,657
Net income available to common shareholders	$2,203	$1,023	$5,359	$785

Per Share Data:
Basic earnings per share	$0.15	$0.10	$0.38	$0.09
Diluted earnings per share	0.15	0.09	0.37	0.08
Shareholders’ equity per share	8.33	8.13	8.33	8.13

Balance Sheet Data:
Balance sheet totals:
Assets	$1,093,983	$939,975
Loans, net	699,045	588,450
Deposits	935,992	795,445
Shareholders’ equity	126,045	112,965

Average balance sheet amounts:
Assets	$1,075,319	$907,466	$1,029,197	$873,068
Loans, net	654,792	583,009	625,113	566,059
Deposits	918,346	763,874	866,106	730,937
Shareholders’ equity	125,850	112,856	128,159	111,305

Selected Ratios:
Return on average assets	0.81%	0.58%	0.72%	0.37%
Return on average equity	6.94%	4.65%	5.80%	2.93%
Efficiency ratio	68.66%	76.59%	73.30%	80.60%
Risk based capital ratio	16.55%	18.45%
Net chargeoffs (recoveries) to average gross loans	-0.03%	0.04%	-0.12%	0.57%
Allowance for loan losses to total loans	2.54%	2.52%
Average equity to average assets	11.70%	12.44%	12.45%	12.75%

Summary of Financial Results — Quarter ended September 30, 2011

The Company reported net operating income of $2.2 million for the three months ended September 30, 2011 representing an increase of $881,000, or 66.7%, compared to net operating income of $1.3 million for the same period one year ago. For the quarter ended September 30, 2011, the Company did not pay any preferred dividends and as a result reported earnings per diluted share of $0.15.  Net income available to common shareholders was reduced by preferred dividends of $299,000 during the third quarter of 2010, resulting in earnings per diluted share of $0.09. There were no preferred dividends during the third quarter of 2011 due to the early conversion of Series B and B-1 preferred shares in March 2010 and the early redemption of Series C preferred shares in March 2011 (see discussion in Capital Resources section under Private Placement 2008 and Trouble Assets Relief Program (TARP)).

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	September 30,		Increase
(dollars in thousands)	2011	2010	(Decrease)

Interest income	$13,180	$11,369	$1,811
Interest expense	529	701	(172)

Net interest income	12,651	10,668	1,983
Provision for credit losses	1,250	350	900

Net interest income after provision for credit losses	11,401	10,318	1,083
Other income	3,257	1,433	1,824
Other expenses	10,923	9,268	1,655
Income before income taxes	3,735	2,483	1,252

Income taxes	1,532	1,161	371
Net income	$2,203	$1,322	$881

Preferred dividends	—	299	(299)
Net income available to common shareholders	$2,203	$1,023	$1,180

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended September 30, 2011 was $12.7 million, which was comprised of $13.2 million in interest income and $529,000 in interest expense. Net interest income for the quarter ended September 30, 2010 was $10.7 million, which was comprised of $11.4 million in interest income and $701,000 in interest expense.  Net interest income for the quarter ended September 30, 2011 represented an increase of $2.0 million or 18.6% from the same period one year earlier.  The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets combined with a lower cost of funds.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended September 30, 2011 average earning assets of $1.0 billion represented an increase of $162.1 million, or 19.0%, compared to $852.0 million for the same period in 2010.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 73.33% during the quarter ended September 30, 2011, which represented a decrease compared to an average of 78.49% for the same quarter of 2010 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the quarters ended September 30, 2011 and September 30, 2010.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended September 30, 2011 was 4.95% compared to 4.97% in the same period one year earlier.  The decrease in net interest margin from 2010 to 2011 was primarily due to higher reversed or foregone interest on nonperforming assets combined with lower balance sheet leverage, offset, in part, by increased loan fees related to growth in the factoring and asset-based lending portfolio. The negative impact of reversed or foregone interest (net of recovered interest) due to nonperforming assets for the third quarter of 2011 compared to the third quarter of 2010 was 10 basis points. The positive impact on the net interest margin from increased loan fees for the third quarter of 2011 compared to the third quarter of 2010 was 12 basis points.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the quarters ended September 30, 2011 and 2010.

	Three months ended September 30,
	2011			2010
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$673,464	6.8%	$11,615	$599,566	7.0%	$10,649
Federal funds sold	107,063	0.2%	64	112,348	0.2%	66
Investment securities	233,202	2.6%	1,501	136,014	1.8%	632
Other	335	0.0%	—	4,071	2.1%	22
Total interest earning assets	1,014,064	5.2%	13,180	851,999	5.3%	11,369

Noninterest-earning assets:
Cash and due from banks	25,066			18,811
All other assets (3)	36,189			36,656
TOTAL	$1,075,319			$907,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$7,115	0.1%	1	$6,227	0.1%	$1
Savings	324,282	0.3%	220	323,358	0.3%	280
Time	32,948	0.5%	38	50,253	1.1%	145
Other	17,527	6.1%	270	17,527	6.2%	275
Total interest bearing liabilities	381,872	0.5%	529	397,365	0.7%	701

Noninterest-bearing liabilities:
Demand deposits	554,001			384,035
Accrued expenses and other liabilities	13,596			13,210
Shareholders’ equity	125,850			112,856
TOTAL	$1,075,319			$907,466

Net interest income and margin		4.9%	$12,651		5.0%	$10,668

(1)   Loan fee amortization of $1.5 million and $1.0 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)   Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)   Net of average allowance for credit losses of $16.9 million and $15.0 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2011 and 2010.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended September
	2011 vs. 2010
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$1,274	$(308)	$966
Federal funds sold	(3)	1	(2)
Investment securities	626	243	869
Other	—	(22)	(22)
Total interest income	1,897	(86)	1,811

Interest expense:
Demand	0	(0)	0
Savings	1	(61)	(60)
Time	(20)	(87)	(107)
Other	—	(5)	(5)
Total interest expense	(19)	(153)	(172)

Change in net interest income	$1,916	$67	$1,983

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

Interest Income

Interest income of $13.2 million in the quarter ended September 30, 2011 represented an increase of $1.8 million, or 16.0%, from $11.4 million in the same quarter one year earlier.  The average yield on earning assets was 5.16% for the quarter ended September 30, 2011 compared to 5.29% for the quarter ended September 30, 2010.  The increase in interest income was primarily due to an increase in earning assets, a decrease in non-performing loans, and increased loan fees, related to loan recoveries and growth in the commercial, factoring and asset-based lending portfolios.

Average gross loans were $673.5 million for three months ended September 30, 2011, an increase of $73.9 million or 12.3% from $599.6 million for the same period one year earlier.  Average loans comprised 66.4% of average earning assets in the three months ended September 30, 2011 compared to 70.4% in the third quarter of 2010.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $340.6 million for the quarter ended September 30, 2011, an increase of $88.2 million or 34.9% from $252.4 million for the three months ended September 30, 2010.

Interest Expense

Interest expense was $529,000 for the quarter ended September 30, 2011, which represented a decrease of $172,000, or 24.5% from $701,000 for the comparable period of 2010.  The decrease in interest expense reflects lower interest rates paid on liabilities combined with lower balances of average interest-bearing liabilities in the second quarter of 2011 compared to the same period in 2010.  Average interest-bearing liabilities were $381.9 million for the three months ended September 30, 2011, a decrease of $15.5 million, or 3.9%, from $397.4 million for the same period one year earlier.

Average interest bearing deposits were $364.3 million for the quarter ended September 30, 2011, which represented 39.7% of total average deposits and was a decrease of $15.5 million, or 4.1%, from $379.8 million representing 49.7% of total average deposits in the third quarter of 2010.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $17.5 million in the three months ended September 30, 2011 and 2010.

The average rate paid on interest-bearing liabilities of 0.55% in the quarter ended September 30, 2011 compared to 0.70% in the third quarter of 2010.

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

The Company charged-off $280,000 during the three months ended September 30, 2011 compared to $1.3 million charged-off during the three months ended September 30, 2010.  During the three months ended September 30, 2011, the Company recognized $450,000 in loan recoveries primarily from payments received on one commercial loan that was funded prior to the economic downturn.  The recoveries recognized during the third quarter of 2011 compared to $1.0 million in loan recoveries for the three months ended September 30, 2010.

The Company recorded a provision for credit losses of $1.3 million for the three months ended September 30, 2011 due to the significant amount of new credit funding in the quarter.  The provision for credit losses was $350,000 for the quarter ending September 30, 2010.

The following schedule provides an analysis of the allowance for credit losses for the quarters ended September 30, 2011 and 2010, respectively:

	Three months ended
	September 30,
(dollars in thousands)	2011	2010

Balance, beginning of period	$16,872	$15,137
Provision for credit losses	1,250	350
Charge-offs	(280)	(1,268)
Recoveries	450	1,029
Balance, end of period	$18,292	$15,248

The allowance for loan losses was $18.3 million, or 2.54% of total loans, at September 30, 2011, compared to $15.2 million, or 2.52% of total loans, at September 30, 2010. The increase in the allowance for loan losses from September 30, 2010 to September 30, 2011 is primarily attributable to an increase in gross loans.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$5,531	0.8%	$4,616	0.7%
Real estate construction	1,217	0.2%	$1,628	0.2%
Land loans	607	0.1%	$622	0.1%
Real estate other	5,782	0.8%	$5,358	0.8%
SBA	2,646	0.4%	$1,670	0.3%
Factoring/ABL	2,381	0.3%	$1,575	0.2%
Other	128	0.0%	$77	0.0%
	$18,292	2.5%	$15,546	2.4%

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

At September 30, 2011, the Company’s land development portfolio was reduced to $5.6 million with just $1.0 million remaining exposure outside of the primary market area.  Further, over 80% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at September 30, 2011 were $40.9 million with $2.8 million remaining on projects outside of the primary market area.  In addition, at that date $19.8 million, or 50.7%, were loans to finance commercial projects while 4.7% were to finance residential projects of five or more units.

The aggressive management of credits in this category has resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This has resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Non-performing loans at September 30, 2011, on average, have been reduced by approximately 21% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.

In response to the elevated level of charge-offs, migration of construction and land portfolios, and general deterioration in economic conditions the Company also increased provisions for potential loans losses and built the reserve to its highest historical level of approximately 2.96% of total loans at December 31, 2009.  Due to positive trends in overall loan classifications during 2010 and the first nine months of 2011, reflecting the improving condition of the loan portfolio combined with new loan production, the Company has been able to modestly lower the level of reserves to 2.54% of total loans at September 30, 2011.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 150.60% at September 30, 2011.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analyses.

At September 30, 2011 nonperforming assets of $21.4 million, or 1.96% of total assets, compared to $23.3 million, or 2.27% of total assets, on December 31, 2010.  The following summarizes nonperforming assets at September 30, 2011 and December 31, 2010.

	Septmber 30,	December 31,
(dollars in thousands)	2011	2010

Loans accounted for on a non-accrual basis	$12,146	$16,696
Other loans with principal or interest contracturally past due 90 days or more and still accruing	—	—
Nonperforming loans	12,146	16,696
Other real estate owned	9,255	6,645
Nonperforming assets	$21,401	$23,341

Loans restructured and in compliance with modified terms	10,569	4,494

Nonperforming assets and restructured loans	$31,970	$27,835

The nonperforming assets at September 30, 2011 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $12.1 million, and other real estate owned valued at $9.3 million.  Nonperforming loans at September 30, 2011 were comprised of loans with legal contractual balances totaling approximately $16.7 million reduced by $1.1 million received in nonaccrual interest and impairment charges of $3.5 million which have been charged against the allowance for credit losses.  As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

The following table sets forth the components of nonperforming loans as of September 30, 2011 (dollars in thousands).

September 30, 2011
Classification	Amount	Collateral

Land	546	Lots for single family homes in Santa Clara County
Land	37	Lot for commercial development in Calaveras County
	583

Real estate other	6,302	Special purpose facility in Santa Cruz County
Real estate other	355	Single family residence in Placer County
Real estate other	350	Single family residence in Santa Clara County
Real estate other	65	Lot for single family homes in Contra Costa County
Real estate other	33	Special Purpose facility in Calaveras County
	7,105

SBA	412	Special purpose facilities in San Diego County
SBA	140	Industrial building in Riverside County
SBA	47	Commercial office space in Santa Clara County
SBA	10	Light industrial warehouse space in Stanislaus County
SBA	6	Single family residence in Santa Clara County
	615

Commercial	688	Commercial building in Santa Clara County
Commercial	508	Business assets
Commercial	39	Single family residence in Santa Cruz County
	1,235

Factoring/asset based lending	2,608	Business assets
	2,608

Total nonperforming loans	$12,146

Included in nonperforming loans at September 30, 2011 are loans totaling $6.6 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of September 30, 2011, previously modified loans totaling $10.6 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis. The $10.6 million of performing troubled debt restructurings as of September 30, 2011 included an additional $5.2 million in troubled debt restructurings identified upon adoption of the new accounting standard ASU 2011-02, A Creditors Determination of Whether a Restructuring is a Trouble Debt Restructuring.  Since adoption of the new standard was appropriately applied only to restructurings occurring on or after January 1, 2011, the December 31, 2010 troubled debt restructurings reflected in the above table do not include any potential troubled debt restructurings that may have been identified as a result of the new guidance.

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

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, the Company’s construction and land loan portfolios, representing approximately 6.5% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could adversely affect the Company’s future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent

Gain (loss) on sale of SBA loans	815	25.0%	—	0.0%
Depositor service charges	$707	21.7%	$638	44.5%
International fee income	704	21.6%	415	29.0%
Net gain (loss) on sale of securities	595	18.3%	—	0.0%
SBA loan servicing income	118	3.6%	104	7.3%
Increase in value of life insurance	97	3.0%	97	6.8%
Gain on Sale of OREO	26	0.8%	—	0.0%
Other operating income	195	6.0%	179	12.4%

	$3,257	100.0%	$1,433	100.0%

Non-interest income totaled $3.3 million in the third quarter of 2011, an increase of $1.8 million or 127.3% from $1.4 million in the third quarter of 2010.  Non-interest income generally consists of service charge income on deposit accounts, foreign exchange income, SBA loan servicing income, and gains recognized on sales of SBA loans, OREO properties, and securities.  The increase in non-interest income during the quarter ending September 30, 2011 compared to the same period one year ago was primarily attributable to gains on the sale of SBA loans and investment securities during the current quarter, as well as increased international fee income.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The company recognized $815,000 in gains on the sale of SBA loans sold during the three months ended September 30, 2011. There were no SBA loans sold during the three months ended September 30, 2010.

The Company recognized gains on the sale of securities of $595,000 during the quarter ended September 30, 2011.  The Company did not sell any securities during the quarter ended September 30, 2010.

For the quarter ended September 30, 2011 service charge income on deposit accounts was $707,000, representing an increase of $68,000, or 10.7%, compared to $638,000 for the same period one year ago.  The increase in depositor service charges is attributable to an increase in the deposit portfolio.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the third quarter of 2011, the Company recognized $704,000 in international fee income, representing an increase of $289,000, or 69.6%, compared to $415,000 for the same period one year ago. The increase was primarily caused by an increase in client demand for international services.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended September 30, 2011 and 2010.

	Three months ended September 30,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$6,207	2.4%	$5,103	2.4%
Legal and professional	1,140	0.4%	429	0.2%
Data processing	858	0.3%	719	0.3%
Occupancy	829	0.3%	854	0.4%
Marketing/Advertising	472	0.2%	239	0.1%
Deposit services	242	0.1%	243	0.1%
Assessments	224	0.1%	654	0.3%
Loan/OREO	224	0.1%	259	0.1%
Furniture and equipment	116	0.0%	158	0.1%
Other	611	0.2%	610	0.3%

	$10,923	4.3%	$9,268	4.3%

Operating expenses were $10.9 million for the three months ended September 30, 2011, an increase of $1.7 million or 17.9% from $9.3 million at September 30, 2010.   As a percentage of average earning assets, other expenses for the three months ended September 30, 2011 and 2010 were 4.3% and 4.3%, respectively, on an annualized basis.

In 2011, operating expenses were comprised primarily of salaries and benefits of $6.2 million, which compared to $5.1 million in 2010.  At September 30, 2011, the Company employed 184 full-time equivalents (FTE) compared to 164 FTE on the same date one year earlier.  Salary and benefits expense for the third quarter of 2011 included additional accruals for incentive compensation due to strong performance from loan generation.  In addition, salaries and benefits included a charge of $445,000 and $315,000 to recognize compensation related to employee stock-based awards in the third quarter of 2011 and 2010, respectively.

Legal and professional charges were $1.1 million for the quarter ended September 30, 2011 compared to $429,000 for the quarter ended September 30, 2010.  The increase in legal and professional charges was primarily attributed to legal fees associated with nonperforming assets.

As required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, on February 7, 2011, the FDIC issued a final rule that changes its assessment system for deposit insurance coverage from one based on domestic deposits to one that will be based on consolidated total assets.  That change became effective on April 1, 2011 and was based on asset balances starting with the quarter ended September 30, 2011.  The FDIC assessment recognized during the quarter ended September 30, 2011 was $224,000 compared to $654,000 for the same period one year earlier. The decrease in regulatory assessments was a result of the change in the FDIC assessment system, as well as the elimination of the Transaction Guarantee program in the second quarter of 2011.

OREO and loan related charges were $224,000 for the quarter ended September 30, 2011 compared to $259,000 for the quarter ended September 30, 2010.  The decrease in OREO and loan related charges was primarily attributed to a decline in nonperforming assets.

Summary of Financial Results — Nine months ended September 30, 2011

The Company reported net operating income of $5.5 million for the nine months ended September 30, 2011 representing an increase of $3.1 million, or 127.7%, compared to net operating income of $2.4 million for the same period one year ago. Net income available to common shareholders was reduced by preferred dividends of $200,000 and $1.7 million during the first nine months of 2011 and 2010, respectively, resulting in earnings per diluted share of $0.37 and $0.08, respectively.  Preferred dividends decreased $1.5 million compared to the same period one year earlier due to the early conversion of Series B and B-1 preferred shares in March 2010 and early redemption of Series C preferred shares in March 2011 (see discussion in Capital Resources section under Private Placement 2008 and Trouble Assets Relief Program (TARP)).

The table below highlights the changes in the nature and sources of income and expense.

	Nine months ended
	September 30,		Increase
(dollars in thousands)	2011	2010	(Decrease)

Interest income	$37,191	$33,116	$4,075
Interest expense	1,716	2,418	(702)

Net interest income	35,475	30,698	4,777
Provision for credit losses	2,000	2,750	(750)

Net interest income after provision for credit losses	33,475	27,948	5,527
Other income	7,314	4,762	2,552
Other expenses	31,365	28,580	2,785
Income before income taxes	9,424	4,130	5,294

Income taxes	3,865	1,688	2,177
Net income	$5,559	$2,442	$3,117

Preferred dividends	200	1,657	(1,457)
Net income available to common shareholders	$5,359	$785	$4,574

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

Net interest income for the nine months ended September 30, 2011 was $35.5 million, which was comprised of $37.2 million in interest income and $1.7 million in interest expense. Net interest income for the nine months ended September 30, 2010 was $30.7 million, which was comprised of $33.1 million in interest income and $2.4 million in interest expense.  Net interest income for the nine months ended September 30, 2011 represented an increase of $4.8 million or 15.6% from the same period one year earlier.  The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets combined with a decrease in average nonperforming loans and a lower cost of funds.

The composition of the average balance sheet impacts growth in net interest income.  For the nine months ended September 30, 2011 average earning assets of $969.4 million represented an increase of $149.0 million, or 18.2%, compared to $820.4 million for the same period in 2010.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 74.26% during the nine months ended September 30, 2011, which represented a decrease compared to an average of 79.79% for the same quarter of 2010 as a result of slower loan growth relative to deposit funding.

Changes in short-term interest rates also impact growth in net interest income as the interest rate earned on a majority of the Company’s assets, specifically the loan portfolio, adjust with changes in short-term market rates.  As such, the nature of the Company’s balance sheet is that, over time as short-term interest rates change, income on interest earning assets has a greater impact on net interest income than interest paid on liabilities.  The Company’s prime rate averaged 3.25% in the nine months ended September 30, 2011 and September 30, 2010.

The Company’s net interest margin (net interest income divided by average earning assets) for the nine months ended September 30, 2011 was 4.89% compared to 5.00% in the same period one year earlier.  The decrease in net interest margin from prior year was primarily due to decreased balance sheet leverage and a less favorable mix in average earning assets, partially offset by increased loan fees related to loan recoveries and growth in the factoring and asset-based lending portfolio.  The positive impact on the net interest margin from increased loan fees for the nine months ended September 30, 2011 compared to the same period one year ago was 13 basis points.  The negative impact of reversed or foregone interest (net of recovered interest) due to nonperforming assets was 15 basis points in the nine months ended September 30, 2011 compared to 14 basis points for the same period one year earlier.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30,
	2011			2010
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$643,149	7.0%	$33,563	$583,235	7.1%	$31,053
Federal funds sold	115,167	0.2%	202	107,604	0.2%	188
Investment securities	209,843	2.2%	3,407	122,843	1.9%	1,771
Other	1,222	2.1%	19	6,731	2.1%	104
Total interest earning assets	969,381	5.1%	37,191	820,413	5.4%	33,116

Noninterest-earning assets:
Cash and due from banks	22,671			17,901
All other assets (3)	37,145			34,754
TOTAL	$1,029,197			$873,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$6,836	0.1%	3	$6,094	0.1%	$5
Savings	323,298	0.3%	652	301,765	0.4%	954
Time	37,419	0.6%	172	62,713	1.3%	628
Other	21,123	5.6%	889	17,600	6.3%	831
Total interest bearing liabilities	388,676	0.6%	1,716	388,172	0.8%	2,418

Noninterest-bearing liabilities:
Demand deposits	498,553			360,365
Accrued expenses and other liabilities	13,809			13,226
Shareholders’ equity	128,159			111,305
TOTAL	$1,029,197			$873,068

Net interest income and margin		4.9%	$35,475		5.0%	$30,698

(1)         Loan fee amortization of $4.3 million and $2.8 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for credit losses of $16.5 million and $15.6 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2011 and 2010.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Nine months ended June 30,
	2011 vs. 2010
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$3,127	$(617)	$2,510
Federal funds sold	13	1	14
Investment securities	1,413	223	1,636
Other	(86)	1	(85)
Total interest income	4,467	(392)	4,075

Interest expense:
Demand	0	(2)	(2)
Savings	43	(345)	(302)
Time	(116)	(340)	(456)
Other	148	(90)	58
Total interest expense	76	(778)	(702)

Change in net interest income	$4,391	$386	$4,777

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

Interest Income

Interest income of $37.2 million in the nine months ended September 30, 2011 represented an increase of $4.1 million, or 12.3%, from $33.1 million in the same period one year earlier.  The average yield on earning assets was 5.13% for the nine months ended September 30, 2011 and 5.40% for the nine months ended September 30, 2010.  The increase in interest income was primarily due to an increase in earning assets, a decrease in non-performing loans, and increased loan fees, related to loan recoveries and growth in the factoring and asset-based lending portfolio.

Average gross loans were $643.1 million for nine months ended September 30, 2011, an increase of $59.9 million or 10.3% from $583.2 million for the same period one year earlier.  Average loans comprised 66.3% of average earning assets in the nine months ended September 30, 2011 compared to 71.1% in the first nine months of 2010.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $326.2 million for the nine months ended September 30, 2011, an increase of $89.1 million or 37.5% from $237.2 million for the nine months ended September 30, 2010.

Interest Expense

Interest expense was $1.7 million for the nine months ended September 30, 2011, which represented a decrease of $702,000, or 29.0% from $2.4 million for the comparable period of 2010.  The decrease in interest expense reflects lower interest rates paid on interest-bearing liabilities in the first nine months of 2011 compared to the same period in 2010.  Average interest-bearing liabilities were $388.7 million for the nine months ended September 30, 2011, an increase of $504,000, or 0.13%, from $388.2 million for the same period one year earlier.

Average interest bearing deposits were $367.5 million for the nine months ended September 30, 2011, which represented 42.4% of total average deposits and was a decrease of $3.0 million, or 0.8%, from $370.6 million representing 50.7% of total average deposits in the first nine months of 2010.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $21.1 million and $17.6 million in the nine months ended September 30, 2011 and 2010, respectively.

The average rate paid on interest-bearing liabilities of 0.59% in the nine months ended September 30, 2011 compared to 0.83% in the nine months ended September 30, 2010.

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

The Company charged-off balances totaling $2.4 million during the nine months ended September 30, 2011 which compared to $1.3 million charged-off during the same period of 2010.  During the nine months ended September 30, 2011, the Company recognized $3.2 million in loan recoveries comprised primarily from payments received on four loans that were funded prior to the economic downturn.  The recoveries recognized during the first nine months of 2011 compared to $1.0 million in loan recoveries for the same period one year ago.

The Company provided $2.0 million to the allowance for credit losses for the nine months ended September 30, 2011, compared to $350,000 for the same period in 2010. The increase in provision for credit losses was due to the substantial growth of the loan portfolio.

The following schedule provides an analysis of the allowance for credit losses for the nine months ended September 30, 2011 and 2010, respectively:

	Nine months ended
	September 30,
(dollars in thousands)	2011	2010
Balance, beginning of period	$15,546	$16,012
Provision for credit losses	2,000	2,750
Charge-offs	(2,417)	(5,839)
Recoveries	3,163	2,325
Balance, end of period	$18,292	$15,248

See “Summary of Financial Results — Quarter ended September 30, 2011 — Provision for Credit Losses” for a discussion of the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$2,102	28.7%	$1,762	37.0%
International fee income	1,780	24.3%	1,321	27.7%
Gain (loss) on sale of SBA loans	1,444	19.7%	—	0.0%
Net gain (loss) on sale of securities	441	6.0%	164	3.4%
SBA loan servicing income	309	4.2%	312	6.6%
Increase in value of life insurance	291	4.0%	295	6.2%
Gain on sale of OREO	288	3.9%	439	9.2%
Warrant income	146	2.0%	—	0.0%
Other operating income	513	7.2%	469	9.9%

	$7,314	100.0%	$4,762	100.0%

Non-interest income totaled $7.3 million in the first nine months of 2011, an increase of $2.6 million or 53.6% from $4.8 million in the first nine months of 2010.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, SBA loan servicing income, and gains recognized on sales of SBA loans, OREO properties, and securities.  The increase in non-interest income during the nine months ending September 30, 2011 compared to the same period one year ago was primarily attributable to increases in depositor service charges and international fee income, and gains on the sale of SBA loans and securities.

For the nine months ended September 30, 2011 service charge income on deposit accounts was $2.1 million, representing an increase of $340,000, or 19.3%, compared to $1.8 million for the same period one year ago.  The increase in depositor service charges is attributable to an increase in the deposit portfolio.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first nine months of 2011, the Company recognized $1.8 million in international fee income, representing an increase of $459,000, or 34.8%, compared to $1.3 million for the same period one year ago. The increase was primarily caused by an increase in client demand for international services.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  There was $1.4 million in gains recognized on sales of SBA loans during the nine months ended September 30, 2011. There were no sales of SBA loans during the same period one year earlier.

The Company recognized a net gain on the sale of securities of $441,000 during the nine months ended September 20, 3011, representing an increase of  $277,000, or 168.9% compared to $164,000 for the same period one year ago.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$17,512	2.4%	$15,400	2.5%
Occupancy	2,470	0.3%	2,534	0.4%
Legal and professional	2,420	0.3%	1,625	0.3%
Data processing	2,338	0.3%	2,113	0.3%
Other	1,642	0.2%	1,770	0.3%
Assessments	1,574	0.2%	1,840	0.3%
Loan/OREO	1,204	0.2%	1,418	0.2%
Marketing/Advertising	1,096	0.2%	697	0.1%
Deposit services	738	0.1%	636	0.1%
Furniture and equipment	371	0.1%	547	0.1%

	$31,365	4.3%	$28,580	4.7%

Operating expenses were $31.4 million for the nine months ended September 30, 2011, an increase of $2.8 million or 9.7% from $28.6 million at September 30, 2010.   As a percentage of average earning assets, other expenses for the three months ended September 30, 2011 and 2010 were 4.3% and 4.7%, respectively, on an annualized basis.

In 2011, operating expenses were comprised primarily of salaries and benefits of $17.5 million, which compared to $15.4 million in 2010.  At September 30, 2011, the Company employed 184 full-time equivalents (FTE) compared to 164 FTE on the same date one year earlier. Salaries and benefits expense for the first nine months of 2011 included additional accruals for incentive compensation due to strong performance from loan generation. In addition, salaries and benefits included a charge of $1.1 million and $929,000 to recognize compensation related to employee stock-based awards in the first nine months of 2011 and 2010, respectively.

Legal and professional charges were $2.4 million for the nine months ended September 30, 2011 compared to $1.6 million for the nine months ended September 30, 2010.  The increase in legal and professional charges was primarily attributed to legal fees associated with nonperforming assets.

As required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, on February 7, 2011, the FDIC issued a final rule that changes its assessment system for deposit insurance coverage from one based on domestic deposits to one that will be based on consolidated total assets.  That change became effective on April 1, 2011 and was based on asset balances starting with the quarter ended September 30, 2011. The FDIC assessment recognized during the nine months ended September 30, 2011 was $1.6 million compared to $1.8 million for the same period one year earlier. The decrease in regulatory assessments was a result of the change in the FDIC assessment system, as well as the elimination of the FDIC Transaction Guarantee Program in the second quarter of 2011.

OREO and loan related charges were $1.2 million for the nine months ended September 30, 2011 compared to $1.4 million for the nine months ended September 30, 2010.  The decrease in OREO and loan related charges was primarily attributed to a decline in nonperforming assets.

Balance Sheet

Total assets of the Company at September 30, 2011 were $1.094 billion, an increase of $64.3 million, or 6.2%, as compared to $1.030 billion at December 31, 2010.  The increase in total assets was primarily due to an increase in loans of $64.5 million and investment securities of $15.5 million, offset partially by a decrease in cash and cash equivalents of $19.0 million.

The following table shows the Company’s loans by type and their percentage distribution as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
(dollars in thousands)	2011	2010

Commercial	$295,916	$269,034
Real estate construction	40,897	40,705
Land loans	6,046	9,072
Real estate other	141,539	138,633
Factoring and asset based lending	153,230	122,542
SBA	76,430	67,538
Other	5,727	4,023
Total gross loans	719,785	651,547
Unearned fee income	(2,448)	(1,444)
Total loans	717,337	650,103
Less allowance for credit losses	(18,292)	(15,546)
Total loans, net	$699,045	$634,557

Commercial	41.1%	41.3%
Real estate construction	5.7%	6.2%
Land loans	0.8%	1.4%
Real estate other	19.7%	21.3%
Factoring and asset based lending	21.3%	18.8%
SBA	10.6%	10.4%
Other	0.8%	0.6%
Total gross loans	100.0%	100.0%

Gross loan balances were $719.8 million at September 30, 2011, which represented an increase of $68.2 million, or 10.5%, as compared to $651.5 million at December 31, 2010. The increase in loans was primarily in factoring and asset based lending.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $295.9 million at September 30, 2011, which represented an increase of $26.9 million, or 10.0%, compared to $269.0 million at December 31, 2010.  At September 30, 2011, commercial loans comprised 41.1% of total loans outstanding compared to 41.3% at December 31, 2010.

The Company’s construction and land development loan portfolio together totaled approximately $46.9 million as of September 30, 2011 compared to $49.8 million as of December 31, 2010, representing a decrease of $2.8 million or 5.7%.  Construction and land development loan balances at September 30, 2011 and December 31, 2010 comprised 6.5% and 7.6%, respectively, of total loans.

Other real estate loans increased $2.9 million or 2.1% to $141.5 million at September 30, 2011 over $138.6 million at December 31, 2010.  The increase in other real estate loans was primarily in other real estate term loans.  Other real estate loans represented 19.7% of total loans at September 30, 2011 compared to 21.3% at December 31, 2010.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At September 30, 2011, factoring/asset-based loans totaled $153.2 million or 21.3% of total loans, representing an increase of $30.7 million or 25.0%, as compared to $122.5 million or 18.8% of total loans at December 31, 2010.

The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At September 30, 2011, SBA loans comprised $76.4 million, or 10.6%, of total loans, an increase of $8.9 million, or 13.2%, from $67.5 million or 10.4% of total loans at December 31, 2010. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At September 30, 2011 and December 31, 2010, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At September 30, 2011, other loans totaled $5.7 million as compared to $4.0 million at December 31, 2010.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of September 30, 2011 and December 31, 2010.

	September 30,		December 31,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$538,987	57.59%	$443,806	52.33%
Interest-bearing demand	4,325	0.46%	5,275	0.62%
Money market and savings	359,634	38.42%	355,772	41.96%
Certificates of deposit:
Less than $100	3,873	0.41%	9,212	1.09%
$100 and more	29,173	3.12%	33,881	4.00%

Total deposits	$935,992	100.00%	$847,946	100.00%

Deposits increased $88.0 million or 10.4% from $847.9 million at December 31, 2010 to $936.0 million at September 30, 2011. The increase in deposits was primarily in noninterest-bearing demand accounts, partially offset by a decrease in certificates of deposit.  As of September 30, 2011, demand deposits and core deposits represented 58.1% and 96.5% of total deposits, compared to 53.0% and 94.9% at December 31, 2010.

Leverage

Total gross loan balances at September 30, 2011 were $719.8 million.  The resulting loan to deposit ratio was 76.9%.  Other earning assets at September 30, 2011 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $318.2 million. To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

During the fourth quarter of 2008 and throughout 2009 and 2010, as part of a strategic decision the Company effectively repositioned the composition of its balance sheet and improved its liquidity position by deploying other earning assets primarily in federal funds in direct response to the recent economic downturn and potential volatility of the deposit portfolio.  During the fourth quarter of 2010 and the first nine months of 2011, the Company, in addition to maintaining a consistent balance in federal funds, also deployed excess liquidity in additional investment securities to increase net interest income and improve the net interest margin.

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

The Company’s Tier 1 capital at September 30, 2011 was $144.0 million, which was comprised of $105.9 million of capital stock and surplus, $21.1 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The following table shows the Company’s capital ratios at September 30, 2011 and December 31, 2010 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of September 30,		As of December 31,
	2011		2010
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$144,002	15.29%	$161,448	19.61%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$56,511	6.00%	$49,403	6.00%

Total Capital	$155,856	16.55%	$171,634	20.84%
(to Risk Weighted Assets)
Total capital minimum requirement	$94,185	10.00%	$82,339	10.00%

Company Leverage
Tier 1 Capital	$144,002	13.39%	$161,448	16.67%
(to Average Assets)
Tier 1 capital minimum requirement	$53,766	5.00%	$48,429	5.00%

Bank Capital Ratios
Tier 1 Capital	$121,867	13.08%	$117,010	14.37%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$55,895	6.00%	$48,860	6.00%

Total Capital	$133,594	14.34%	$127,239	15.63%
(to Risk Weighted Assets)
Total capital minimum requirement	$93,158	10.00%	$81,433	10.00%

Bank Leverage
Tier 1 Capital	$121,867	11.45%	$117,010	11.45%
(to Average Assets)
Tier 1 capital minimum requirement	$53,225	5.00%	$51,086	5.00%

The Company and the Bank were considered well capitalized at September 30, 2011 and December 31, 2010.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.   At September 30, 2011 and December 31, 2010, liquid assets as a percentage of deposits were 34.1% and 40.1%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $50.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At September 30, 2011, there were no balances outstanding on these lines. Additionally, as of September 30, 2011, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $256.0 million for which the Company had collateral in place to borrow $109.0 million.  As of September 30, 2011, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at September 30, 2011, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of September 30, 2011
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$85,075	$—	$—	$—	$—	$85,075
Interest bearing deposits in other banks	—	—	335	—	—	335
Investment securities	2,013	319	7,126	65,656	157,644	232,758
Loans	207,995	43,443	91,850	227,540	148,957	719,785
Total earning assets	$295,083	$43,762	$99,311	$293,196	$306,601	$1,037,953

Interest checking, money market and savings	363,959	—	—	—	—	363,959
Certificates of deposit:
Less than $100,000	2,033	702	1,082	57	—	3,874
$100,000 or more	12,397	12,006	4,769	—	—	29,172
Total interest-bearing liabilities	$378,389	$12,708	$5,851	$57	$—	$397,005

Interest rate gap	$(83,306)	$31,054	$93,460	$293,139	$306,601	$640,948
Cumulative interest rate gap	$(83,306)	$(52,252)	$41,208	$334,347	$640,948

Interest rate gap ratio	(0.28)	0.71	0.94	1.00	1.00
Cumulative interest rate gap ratio	(0.28)	(0.15)	0.09	0.46	0.62

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at September 30, 2011 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at September 30, 2011 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at September 30, 2011 and December 31, 2010. At September 30, 2011, approximately 75.1% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of September 30, 2011
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial and other	$295,916	$145,155	$134,718	$16,043
SBA	76,430	4,154	723	71,553
Real estate construction	40,897	22,005	10,874	8,018
Land loans	6,046	2,271	1,670	2,105
Real estate-other	141,539	5,101	64,441	71,997
Factoring / Asset-Based Lending	153,230	106,929	46,301	—
Other	5,727	5,517	210	—
Total loans	$719,785	$291,132	$258,937	$169,716

	As of December 31, 2010
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$269,034	$143,890	$103,977	$21,167
Real estate construction	40,705	17,153	17,386	6,166
Real estate land	9,072	4,239	1,603	3,230
Real estate other	138,633	20,446	47,380	70,807
Factoring and asset based lending	122,542	98,722	23,820
SBA	67,538	2,867	1,245	63,426
Other	4,023	2,873	1,150
Total loans	$651,547	$290,190	$196,561	$164,796

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of September 30, 2011 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $16.6 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of September 30, 2011
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$3,654	$696	$1,392	$1,044	$522

Operating leases	8,408	877	4,184	2,588	759

Total	$12,062	$1,573	$5,576	$3,632	$1,281

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2011, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 — REMOVED AND RESERVED

ITEM 5 — OTHER INFORMATION

Not applicable

ITEM 6 — EXHIBITS

(a) Exhibits

See Index to Exhibits at page 57 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: November 8, 2011	By:	/s/ Daniel P. Myers

Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2011	By:	/s/ Thomas A. Sa

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

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 7, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (ii)  the Consolidated Statement of Income for the three and nine-month month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.