Form 10-K
period 2011-12-31
Bridge Capital Holdings
filed 2012-03-07
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2011

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

Bridge Capital Holdings (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate be check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of Bridge Capital Holdings was $102,170,874 as of June 30, 2011.

As of March 1, 2012, Bridge Capital Holdings had 15,166,042 shares of common stock outstanding.

Documents incorporated by reference: The Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

Forward-looking Statements

IN ADDITION TO THE HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND WHICH ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS. THE READER OF THIS ANNUAL REPORT SHOULD UNDERSTAND THAT ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT COULD AFFECT THEIR OUTCOME.  THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGINS; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, CONTINUE TO DETERIORATE OR FAIL TO IMPROVE, RESULTING IN, AMONG OTHER THINGS, FURTHER DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT; (5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; (6) COSTS AND EXPENSES OF COMPLYING WITH THE INTERNAL CONTROL PROVISIONS OF THE SARBANES-OXLEY ACT AND OUR DEGREE OF SUCCESS IN ACHIEVING COMPLIANCE; (7) CHANGES IN SECURITIES MARKETS; (8) FUTURE CREDIT LOSS EXPERIENCE; (9) CIVIL DISTURBANCES OR TERRORIST THREATS OR ACTS, OR APPREHENSION ABOUT POSSIBLE FUTURE OCCURANCES OF ACTS OF THIS TYPE; (10) THE INVOLVEMENT OF THE UNITED STATES IN WAR OR OTHER HOSTILITIES; AND (11) THE MATTERS DISCUSSED IN THIS REPORT UNDER “ITEM 1A — RISK FACTORS” AND “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CRITICAL ACCOUNTING POLICIES. THEREFORE, THE INFORMATION IN THIS ANNUAL REPORT SHOULD BE CAREFULLY CONSIDERED AGAINST THESE UNCERTAINTIES AND RISKS WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY.

FORWARD-LOOKING STATEMENTS ARE GENERALLY IDENTIFIABLE BY THE USE OF TERMS SUCH AS “BELIEVE,” “EXPECT,” “INTEND,” “ANTICIPATE,” “ESTIMATE,” “PROJECT,” “ASSUME,” “PLAN,” “PREDICT,” “FORECAST,” “IN MANAGEMENT’S OPINION,” “MANAGEMENT CONSIDERS” OR SIMILAR EXPRESSIONS.  WHEREVER SUCH PHRASES ARE USED, SUCH STATEMENTS ARE AS OF AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND/OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE SAME RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD-LOOKING STATEMENTS.  THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

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

The Company acquired 100% of the voting shares of the Bank effective October 1, 2004 following approval of the Bank’s shareholders on May 20, 2004. Prior to becoming a subsidiary of the Company, the common stock of the Bank had been registered with the Comptroller of the Currency (the “Comptroller”) under the Securities and Exchange Act of 1934, as amended. After becoming the Bank’s holding company, the Company’s common stock was registered with the Securities and Exchange Commission. Filings by Bridge Capital Holdings are made with the SEC rather than the Comptroller and are available on the SEC’s website, www.sec.gov as well as on the Company’s website, www.bridgecapitalholdings.com.

The Bank is a national banking association chartered by the Comptroller. The Bank was organized on December 6, 2000 and commenced operations on May 14, 2001. Its headquarters office is located at 55 Almaden Boulevard, San Jose, California, 95113. It maintains two branch offices in the Silicon Valley region, and five loan production offices located throughout the U.S.

Bridge Bank’s lending solutions include working capital lines of credit, structured finance (asset-based lending and factoring), 7(a) and 504 Small Business Administration (SBA) loans, commercial real estate loans, sustainable energy project financing, growth capital loans, equipment financing, letters of credit, and corporate credit cards. The bank’s depository and corporate banking services include cash and treasury management solutions, interest-bearing term deposit accounts, checking accounts, ACH payment and wire solutions, fraud protection, remote deposit capture through its Smart Deposit Express, courier services, and online banking. Additionally, Bridge Bank’s International Banking Division serves clients operating in the global marketplace through services including foreign exchange (FX payments and hedging), letters of credit, and import/export financing.

The Bank attracts the majority of its loan and deposit business from the numerous small and middle market companies located in the Silicon Valley, though with an increasingly larger portion of new business from its national loan production offices. The Bank reserves the right to change its business plan at any time, and no assurance can be given that, if the Bank’s proposed business plan is followed, it will prove successful.

The Bank does not offer trust services, but it will attempt to make such services available to the Bank’s customers through correspondent institutions. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits, and the Bank is a member of the Federal Reserve System.

In 2002, the Bank opened a full-service branch office in Palo Alto, California. Also in 2002, it established a U.S. Small Business Administration Lending Group and launched Bridge Capital Finance Group, a factoring and asset-based lending group. In 2003, the Bank opened an office in downtown San Jose. In 2005, the Bank launched its Technology Banking Group and the International Banking Group. In 2011, it launched its Energy and Infrastructure Group. In addition, the Bank operates loan production offices in San Francisco, Pleasanton and Orange County, California, Dallas, Texas, Reston, Virginia and Boston, Massachusetts.

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

As the Bank has no automated teller machines, the Bank may refund all or a portion of the transaction charges incurred by its customers for their use of another bank’s ATM.  The majority of the Bank’s deposits are obtained from businesses located in the Bank’s primary service area.

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

Competition

The banking business in Santa Clara County, as it is elsewhere in California, is highly competitive, and each of the major branch banking institutions operating in California has one or more offices in the Bank’s service area.  The Bank competes in the marketplace for deposits and loans, principally against these banks, independent community banks, savings and loan associations, thrift and loan companies, credit unions, mortgage banking companies, and non-bank institutions such as mutual fund companies and investment brokerage firms that claim a portion of the market.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns.  They also perform services, such as trust services, discount brokerage and insurance services, which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers.  For borrowers requiring loans in excess of the Bank’s legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit.  As of December 31, 2011, the Bank’s unsecured legal lending limit to a single borrower and such borrower’s related parties was $20.1 million based on regulatory capital of $133.7 million.  However, for risk management purposes, the Bank has established internal policies, which at present provide lending limits that are less than the Bank’s legal lending limit.

The Bank’s business is concentrated in its service area, which primarily encompasses Santa Clara County, and also includes, to a lesser extent, the contiguous areas of Alameda, San Mateo and Santa Cruz counties.  In certain lines of business the Bank has extended beyond its primary service area.

In order to compete with major financial institutions in its primary service area, the Bank uses to the fullest extent possible the flexibility that is accorded by its independent status.  This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank’s officers, directors and employees.  The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, and tools of the trade or expansion of practices or businesses.

Banking is a business that depends on interest rate differentials.  In general, the difference between the interest rate paid by the Bank to obtain its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and on securities held in the Bank’s portfolio comprises the major portion of the Bank’s earnings.

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

The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board.  This agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board (FRB).  These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.

Supervision and Regulation

General

The Company and the Bank are subject to extensive regulation under both federal and state law.  This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and the banking system as a whole, and not the protection of shareholders of the Company.  Set forth below is a summary description of some of the significant laws and regulations applicable to the Company and the Bank.  The description is qualified in its entirety by reference to the applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that could affect us are the following:

•                  Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act also requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness

•                  Source of Strength Requirement.  The Dodd-Frank Act codifies the FRB’s long-standing “source of strength” policy, requiring that a bank holding company serve as a source of financial strength for any subsidiary bank.

•                  Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  The Dodd-Frank Act also broadens the base for the Federal Deposit Insurance Corporation (FDIC) insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  The Dodd-Frank Act also eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

•                  Corporate Governance. The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.  The Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded.  It also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

•                  Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives  notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.

•                  Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will now be able to enter markets in some states more freely than prior to adoption of the act.

•                  Limits on Derivatives. The Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered take into consideration credit exposure to derivatives transactions. For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

•                  Transactions with Affiliates and Insiders. The Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. A previous exemption from Section 23A for transactions with financial subsidiaries was eliminated.

•                  Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Emergency Economic Stabilization Act and American Recovery and Reinvestment Act

On October 3, 2008, Congress adopted the Emergency Economic Stabilization Act (“EESA”), including a Troubled Asset Relief Program (“TARP”).  TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $700 billion into the financial system for the purpose of improving liquidity in capital markets.  On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks and bank holding companies through a Capital Purchase Program (“CPP”).  The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009 and imposed additional restrictions and requirements on TARP participants.  Certain terms of the TARP CPP are as follows:

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

•                  Participating bank executives must agree to certain compensation restrictions and executive compensation above $500,000 may not be claimed as a tax deduction; TARP recipients are prohibited from paying bonuses, other that certain incentive compensation and severance, to their most highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and each TARP recipient must comply with certain other executive compensation related requirements;

•                  If an issuer fails to pay dividends for six quarters, whether or not consecutive, Treasury is entitled to appoint two persons to the issuer’s board of directors;

In December of 2008, the Company elected to participate in the CPP by issuing to Treasury $23,864,000 in preferred stock and a warrant to purchase 396,412 shares of common stock at an exercise price of $9.03 per share to Treasury.  On March 16, 2011, the Company completed its redemption of the preferred stock its entirety. On April 20, 2011, the Company announced that it had repurchased the warrant issued to Treasury.

Bank Holding Company Act

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  As a bank holding company, the Company is subject to examination by the FRB and is subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries.  While the Company may manage or control banks, it is generally prohibited from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in non-banking activities, unless the FRB finds such activities to be “so closely related to banking” as to be deemed “a proper incident thereto” within the meaning of the BHCA.  As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for “well managed” companies, prior written notice to) the FRB.

The BHCA includes minimum capital requirements for bank holding companies.  See the section titled “Regulation and Supervision — Regulatory Capital Requirements”.  Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

Change in Bank Control

The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with regulations of the FRB and the Comptroller, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the Comptroller and not disapproved prior to any person or company acquiring “control” of a national bank, such as the Bank, subject to exemptions for some transactions.  Control is conclusively presumed to exist if an individual or company (i) acquires 25% or more of any class of voting securities of the bank or (ii) has the direct or indirect power to direct or cause the direction of the management and policies of the Bank, whether through ownership of voting securities, by contract or otherwise; provided that no individual will be deemed to control the Bank solely on account of being director, officer or employee of the Bank.  Control is presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

“Source of Strength” Policy

The FRB has long taken the view that a bank holding company should serve as a source of financial and managerial strength to its subsidiary banks.  Under this FRB policy, a bank holding company is required to stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and that it should maintain the financial flexibility and capital-raising capacity needed to obtain additional resources for assisting the subsidiary bank.  The Dodd-Frank Act largely codifies this policy, requiring that a bank holding company serve as a source of financial strength for any subsidiary bank.

Securities Exchange Act of 1934

The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This registration requires ongoing compliance with the Exchange Act and its periodic filing requirements, as well as a wide range of federal and state securities laws. Under the Exchange Act and the SEC’s rules, the Company must electronically file periodic and current reports as well as proxy statements with the SEC.  The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Schedule 14A (Information Required in Proxy Statement).  The Company may prepare additional filings as required.  The SEC maintains an Internet site, http://www.sec.gov, at which all forms filed electronically may be accessed.  Our SEC filings are also available on our website at http://www.bridgebank.com.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of an accounting oversight board to enforce auditing, quality control and independence standards, the law restricts provision of both auditing and consulting services by accounting firms.  To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company’s audit committee members.  In addition, the audit partners assigned to the company must be rotated every five years.  The act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate the certification requirement.  Under the act legal counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

The act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The act requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by both management and the external auditors in the annual report to stockholders.  In addition, the act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States and filed with the SEC reflect all material correcting adjustments that are identified by a “registered public accounting firm” in accordance with accounting principles generally accepted in the United States and the rules and regulations of the SEC.

The Company’s chief executive officer and chief financial officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Regulation of the Bank

The Bank is regulated and supervised by the Comptroller and is subject to periodic examination by the Comptroller.  Deposits of the Bank’s customers are insured by the FDIC up to the maximum limit of $250,000 and unlimited for certain non-interest bearing deposits accounts; and, as an insured bank, the Bank is subject to certain regulations of the FDIC.  As a national bank, the Bank is a member of the Federal Reserve System and is also subject to the regulations of the FRB.

The regulations of the Comptroller, the FDIC and the FRB govern most aspects of the Bank’s business and operations, including but not limited to, requiring the maintenance of non-interest bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends and regulating bank expansion and bank activities. The Bank also is subject to the requirements and restrictions of various consumer laws and regulations.

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

The Comptroller can pursue an enforcement action against the Bank for unsafe and unsound practices in conducting its business, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency, or any written agreement with the agency.  During periods of economic stress, regulatory oversight can be expected to increase and regulatory agencies become more aggressive in responding to concerns and trends identified in examinations.  One result of this heightened activity is an increase in the issuance of enforcement actions.  Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.  See “Supervision and Regulation — Potential Enforcement Actions and Supervisory Agreements.”

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

The federal banking agencies, including the Comptroller, have adopted regulations implementing a system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).  The regulations establish five capital categories with the following characteristics:  (1) “Well capitalized,” consisting of institutions with a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) “Adequately capitalized,” consisting of institutions with a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital of 4.0% or greater and a leverage ratio of 4.0% or greater and which do not meet the definition of a “well capitalized” institution; (3) “Undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (4) “Significantly undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (5) “Critically undercapitalized,” consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

At December 31, 2011, the Company and the Bank have capital ratios that place them in the “well capitalized” category. See Footnote 16 to the Bank’s Financial Statements included under Item 8 of this Annual Report.

Deposit Insurance Coverage and Premiums

The Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC.  Deposits at the Bank are insured by the FDIC up to applicable limits.

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

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates.  A depository institutions’ FDIC insurance premium assessment rate is adjusted for risk and is based on its capital, supervisory ratings and other factors.  Under FDIC regulations, the assessment base against which deposit insurance premiums are calculated is the depository institution’s average total consolidated assets less the institution’s average tangible equity.  Assessment rates on this assessment base initially range from 5 to 35 basis points.  After potential adjustment for certain risk elements, the assessments rates range from 2.5 to 45 basis points.

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

Payment of Dividends

The Company - Historically the Company has not paid dividends but has retained earnings to support growth.  The ability of the Company to make dividend payments is subject to statutory and regulatory restrictions.  A California corporation such as the Company may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  In the event sufficient retained earnings are not available for the proposed distribution, a California corporation may nevertheless make a distribution to its shareholders if, giving effect to the distribution, the value of the corporation’s assets would equal or exceed the value of its liabilities plus the amount of shareholder preferences, if any.

The primary source of funds for payment of any dividends by the Company to its shareholders will be the receipt of dividends and management fees from the Bank.  FDIC policies generally allow cash dividends to be paid only from net operating income, and do not permit dividends to be paid until an appropriate allowance for loans and lease losses has been established and overall capital is adequate.  See “Supervision and Regulation — Capital Adequacy Requirements” for additional discussion regarding capital adequacy.

The Bank - The Board of Directors of a national bank may declare the payment of dividends depending upon the earnings, financial condition and cash needs of the bank and general business conditions.  A national bank may not pay dividends from its capital.  All dividends must be paid out of net profits then on hand, after deducting losses and bad debts.  The approval of the Comptroller is required for the payment of dividends if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

In addition to the above requirements, guidelines adopted by the Comptroller set forth factors which are to be considered by a national bank in determining the payment of dividends.  A national bank, in assessing the payment of dividends, is to evaluate the bank’s capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to revise or develop a comprehensive capital plan.

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

Accordingly, the future payment of cash dividends by the Company will not only depend upon the Bank’s earnings during any fiscal period but will also depend upon the assessment of its Board of Directors of capital requirements and other factors, including dividend guidelines and the maintenance of an adequate allowance for loan and lease losses.

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

Effect of State Law

The laws of the State of California affect the Bank’s business and operations. For example, under 12 U.S.C. 36, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, state laws regarding community reinvestment, consumer protection, fair lending and establishment of intrastate branches may affect the operations of national banks in states other than their home states. On a similar basis, 12 U.S.C. 85 provides that state law, in most circumstances, determines the maximum rate of interest which a national bank may charge on a loan.  As California law exempts all state-chartered and national banks from the application of its usury laws, national banks are also provided such an exemption by 12 U.S.C. 85.

Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W limit transactions between a bank and its affiliates and limit a bank’s ability to transfer to its affiliates the benefits arising from the bank’s access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system.  The statute and regulation impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a non-affiliate if an affiliate benefits from the transaction).  However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

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

USA PATRIOT Act

Pursuant to USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial  The act requires financial institutions to establish anti-money laundering programs and sets forth minimum standards for these programs  The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act, and management believes that the Bank is currently in compliance with the Act.

Consumer Laws and Regulations

The Bank must also comply with consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act and the Fair Credit Reporting Act among others.  These laws and regulations mandate disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans.  The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing regulatory compliance and customer relations efforts.

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

Dramatic declines in the real estate market during recent years, combined with increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Many lenders and institutional investors, concerned about the stability of the financial markets generally and the strength of counterparties, have reduced or ceased to provide funding to borrowers, including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

The United States is currently in a serious economic downturn, as are economies around the world.  Financial markets are volatile, business and consumer spending has declined, and overall business activities have slowed.  A ustained or continuing weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:

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

Premiums for federal deposit insurance may increase.

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

Market and Interest Rate Risks

Changes in interest rates could reduce income and cash flow

The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings (the “interest rate spread”). We cannot control or prevent changes in the level of interest rates.  They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.  See “Item 7a Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference in this paragraph.

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

Risks Related to the nature and geographical location of Bridge Capital Holdings’ business

Bridge Capital Holdings’ invests in loans that contain inherent credit risks that may cause us to incur losses

In our business as a lender, we face the risk that borrowers may fail to pay their loans when due.  If borrower defaults cause large aggregate losses, it could have a material adverse impact on our business, profitability and financial condition.  We closely monitor the markets in which we conduct our lending operations and attempt to adjust our strategy to control exposure to loans with higher credit risk.  Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies.  We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  While this process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are dependent to a great extent on our subjective assessment based upon our experience and judgment.  During 2008 and 2009, the rapid deterioration of real estate values prompted us to take substantial charges and provisions to the allowance for loan losses.  We can provide no assurance that the credit quality of our loans will not deteriorate in the future and that such deterioration will not adversely affect the Company and that our allowance for loan losses will be adequate to absorb actual losses in the future.

Bridge Capital Holdings’ operations are concentrated geographically in California, and poor economic conditions in California may cause us to incur losses.

Substantially all of Bridge Capital Holdings’ business is located in California. Bridge Capital Holdings’ financial condition and operating results will be subject to changes in economic conditions in California. A significant and prolonged downturn in the California economy could adversely affect financial institutions doing business in California, such as the Company. Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, the California state government’s budgetary difficulties and continuing fiscal difficulties.  The Company will be subject to changes in economic conditions. We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect Bridge Capital Holdings.

The markets in which Bridge Capital Holdings operates are subject to the risk of earthquakes and other natural disasters

Most of the properties of Bridge Capital Holdings are located in California. Also, most of the real and personal properties which currently secure the Company’s loans are located in California. California is a state which is prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood or other natural disaster, Bridge Capital Holdings faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood or other natural disaster in California could have a material adverse effect on Bridge Capital Holdings’ business, financial condition, results of operations and cash flows.

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

Regulatory Risks

Restrictions on dividends and other distributions could limit amounts payable to us

Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any subsidiary of ours were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

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

As noted above, on October 3, 2008, President Bush signed into law the EESA, which evolved from the U.S. Treasury’s initial proposal in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. This was followed by the ARRA on February 17, 2009 and the Dodd-Frank Act on July 21, 2010.  Each of these laws mandate significantly increased supervisory activities and many new studies and regulations.  We can give no assurance as to what form these regulations might take or whether and when they could become effective.  The laws also set limits on executive compensation which may adversely impact our ability to attract and/or retain qualified executives.

Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under long-standing policy of the Federal Reserve Board and the Dodd-Frank Act, a bank holding company is required to act as a source of financial strength for its subsidiary banks. As a result of that requirement, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, results of operations and financial condition.

See “Supervision and Regulation — Legislation and Proposed Changes” for additional discussion regarding adverse effects of, or changes in, banking or other laws and regulations and governmental fiscal or monetary policies.

Systems, Accounting and Internal Control Risks

The accuracy of the Company’s judgments and estimates about financial and accounting matters will impact operating results and financial condition

The Company makes certain estimates and judgments in preparing its financial statements.  The quality and accuracy of those estimates and judgments will have an impact on the Company’s operating results and financial condition. See “Critical Accounting Policies and Estimates” in this report and the information referred to in that discussion.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s principal executive office and a full service banking office are located at 55 Almaden Boulevard, City of San Jose, County of Santa Clara, State of California.  The office consists of approximately 42,337 square feet on three floors of an eight-story office building.  24,767 square feet of the space was originally sublet from a prior tenant in a sublease which commenced December 26, 2003 and terminated December 31, 2006.  The sublease provided for an initial base rent of $28,730 with annual escalations to $45,819 in the final year of the sublease.  The Bank has entered into a direct lease with the landlord, which commenced immediately following the expiration of the sublease term on January 1, 2007 for 120 months ending on December 31, 2016.  The direct lease provides for an initial twelve-month period of reduced rent followed by a base rent of $47,305 beginning on January 1, 2008 and increasing 3.0% on each anniversary date thereafter.  The Bank has also entered into an additional direct lease with the landlord to occupy 17,570 square feet, which commenced November 1, 2006 and terminates on December 31, 2016.  The direct lease provides for an initial twelve-month period with no rent followed by an initial base rent of $36,897 with annual escalations to $48,142 in the final year of the lease.  The foregoing description is qualified by reference to the lease agreement dated November 1, 2006 Exhibit 10.3 to this Report.

An additional full service banking office is located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California.  The office consists of approximately 6,495 square feet located in Suite 31 in the building known as the Palo Alto Office Center.  The Lease is an amendment to a lease which ended November 30, 2006 and is for a term of 86 months commencing on February 1, 2007 and ending on January 31, 2014.  The Lease provides for a base rent of $29,228 through the first anniversary of the lease date.  Effective with the first anniversary date the lease payments will be adjusted by a factor that is tied to the Consumer Price Index.  The foregoing description is qualified by reference to the lease agreement dated October 15, 2001 attached as exhibit 10.2 to this Report and the amendment to this lease agreement dated March 9, 2006 exhibit 10.5 to this Report.

In addition, the Bank operates loan production offices in San Francisco, Pleasanton and Orange County, California, Dallas, Texas and Reston, Virginia.

Item 3.  Legal Proceedings

The Company is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated.  No director, officer, affiliate, more than 5.0% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq Capital Market under the symbol “BBNK”.  The following table summarizes those trades of which the Company has knowledge, setting forth the high and low sales prices for the periods indicated.

	Sales Price of
	Common Stock (1)
Three Months Ended	Low	High

March 31, 2009	$3.70	$7.55
June 30, 2009	$4.50	$6.39
September 30, 2009	$5.25	$7.31
December 31, 2009	$6.45	$7.47

March 31, 2010	$6.85	$9.15
June 30, 2010	$8.96	$11.49
September 30, 2010	$8.64	$9.44
December 31, 2010	$8.05	$9.19

March 31, 2011	$8.60	$9.42
June 30, 2011	$9.34	$11.75
September 30, 2011	$9.18	$11.99
December 31, 2011	$9.11	$11.40

(1) Prices represent the actual trading history on the Nasdaq Capital Market.  Additionally, since trading in the Company’s common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company had 1,234 common shareholders of record as of December 31, 2011.

The Company’s shareholders are entitled to receive dividends, when and as declared by its Board of Directors, out of funds legally available, subject to statutory, regulatory, and contractual restrictions.  See “Supervision and Regulation — Payment of Dividends” for additional discussion regarding dividends.  A California corporation such as Bridge Capital Holdings generally may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution, or, alternatively, to the extent that its assets exceed its liabilities plus Shareholder preferences, if any.

In a policy statement, the FRB has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action.  Additionally, the Dodd-Frank requirement that holding companies are expected to provide a source of managerial and financial strength to their subsidiary banks potentially restricts a bank holding company’s ability to pay dividends.

The Company has not declared dividends on its common stock since inception of the Bank’s existence.  In the future, the Company may consider cash and stock dividends, subject to the restrictions on the payment of cash dividends as described above, depending upon the level of earnings, management’s assessment of future capital needs and other factors considered by the Board of Directors.

The following chart reflects the total return performance of the Company’s common stock for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Bridge Capital Holdings	100.00	105.09	19.57	35.46	42.56	50.88
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Western Bank	100.00	83.53	81.33	74.68	84.62	76.45

Item 6.  Selected Financial Data

The following table presents certain consolidated financial information concerning the business of the Company.  This information should be read in conjunction with the Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

	As of and for the year ended
	December 31,
(dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Statement of Operations Data:
Interest income	$50,694	$45,188	$44,572	$58,692	$66,745
Interest expense	2,256	3,071	6,763	13,827	19,160
Net interest income	48,438	42,117	37,809	44,865	47,585
Provision for credit losses	2,600	4,700	9,200	31,520	2,275
Net interest income after provision for credit losses	45,838	37,417	28,609	13,345	45,310
Other income	9,930	6,849	10,312	9,971	6,713
Other expenses	42,424	39,720	38,071	36,318	33,574
Income before income taxes	13,344	4,546	850	(13,002)	18,449
Income taxes	5,497	1,955	(585)	(5,661)	7,583
Net income (loss)	$7,847	$2,591	$1,435	$(7,341)	$10,866
Preferred Dividends	200	1,955	4,203	152	—
Net income (loss) available to common shareholders	$7,647	$636	$(2,768)	$(7,493)	$10,866

Per Share Data:
Basic earnings (loss) per share	$0.54	$0.06	$(0.42)	$(1.15)	$1.70
Diluted earnings (loss) per share	0.52	0.06	(0.42)	(1.15)	1.57
Book value per common share	8.55	8.16	7.81	8.51	10.04
Cash dividend per common share	—	—	—	—	—

Balance Sheet Data:
Balance sheet totals:
Assets	$1,161,033	$1,029,731	$844,067	$947,596	$774,832
Loans, net	740,696	634,557	558,977	679,451	642,265
Deposits	998,675	847,946	705,046	777,245	671,356
Shareholders’ equity	129,513	142,303	109,314	112,490	65,084

Average balance sheet amounts:
Assets	$1,047,141	$897,140	$868,166	$831,958	$750,538
Loans, net	641,894	573,173	593,352	671,065	581,253
Deposits	884,683	751,119	719,001	725,952	665,925
Shareholders’ equity	128,128	114,624	110,447	67,551	56,192

Selected Ratios:
Return on average equity	6.12%	2.26%	1.30%	-10.87%	19.34%
Return on average assets	0.75%	0.29%	0.17%	-0.88%	1.45%
Efficiency ratio	72.68%	81.12%	79.12%	66.23%	61.83%
Total risk based capital ratio	16.06%	20.87%	19.45%	16.90%	11.67%
Net chargeoffs (recoveries) to average gross loans	-0.06%	0.85%	1.92%	3.14%	0.17%
Allowance for loan losses to total gross loans	2.43%	2.39%	2.78%	2.65%	1.32%
Average equity to average assets	12.24%	12.78%	12.72%	8.12%	7.49%

Item  7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sale of SBA Loans

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At December 31, 2011 and December 31, 2010, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

In calculating gain on the sale of SBA loans, the Bank performs an allocation based on the relative fair values of the sold portion and retained portions of the loan.  The Company assumptions are validated by reference to external market information.

Investment Securities

Our securities are classified as either available-for-sale or held-to-maturity. The fair value of most securities classified as available-for-sale is based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

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

Operating Results

The Company reported net operating income of $7.8 million for the twelve months ended December 31, 2011 representing an increase of $5.2 million, compared to net operating income of $2.6 million for the same period one year ago.  Net income available to common shareholders was reduced by preferred dividends of $200,000 and $2.0 million during the years ended 2011 and 2010, respectively, resulting in earnings per diluted share of $0.52 and $0.06, respectively.  For the year ended December 31, 2009, the Company reported net operating income of $1.4 million.  Net income available to common shareholders was reduced by preferred dividends of $4.2 million resulting in a loss per diluted share of $(0.42) for the year ended December 31, 2009.

The reduction in preferred dividends during 2011 was due to the early conversion of Series B and B-1 preferred shares in March 2010 and the early redemption of Series C preferred shares in March 2011.  (See discussion in Capital Resources section under Private Placement 2008 and Trouble Assets Relief Program (TARP)).

The increase in earnings during 2011 compared to 2010 resulted primarily from an increase in interest income related to loans and investment securities, and a decrease in provision for credit losses, an increase in non-interest income related to international fee income and a gain on sale of SBA loans, offset in part by an increase in non-interest expense related to supporting growth and investments in new initiatives.  The increase in earnings during 2010 compared to 2009 resulted primarily from a decrease in provision for credit losses and a decrease in interest expense related to deposits.  See the specific sections below for details regarding these changes.

Net Interest Income and Margin

Net interest income is the principal source of the Company’s operating earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities.  The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the three years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011			2010			2009
		Interest			Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Interest earning assets (2):
Loans (1)	$660,614	$45,352	6.9%	$590,334	$42,071	7.1%	$612,318	$43,350	7.1%
Investment securities	216,870	5,068	2.3%	134,349	2,733	2.0%	28,259	464	1.6%
Federal funds sold	109,134	255	0.2%	112,940	263	0.2%	167,434	395	0.2%
Interest bearing deposits	998	19	1.9%	5,775	121	2.1%	16,843	363	2.2%
Total earning assets	$987,616	$50,694	5.1%	$843,398	$45,188	5.4%	$824,854	$44,572	5.4%

Noninterest earning assets:
Cash and due from banks	22,392			18,792			17,965
All other assets (3)	37,133			34,950			25,347
TOTAL	$1,047,141			$897,140			$868,166

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Demand	$6,205	4	0.1%	$6,079	6	0.1%	$4,776	5	0.1%
Savings	326,546	884	0.3%	306,461	1,223	0.4%	292,464	2,150	0.7%
Time	36,876	208	0.6%	58,285	736	1.3%	128,367	3,261	2.5%
Other	20,217	1,160	5.7%	17,622	1,106	6.3%	26,431	1,347	5.1%
Total interest-bearing
Liabilities	389,844	2,256	0.6%	388,447	3,071	0.8%	452,038	6,763	1.5%

Noninterest-bearing liabilities:
Demand deposits	515,056			380,295			293,394
Accrued expenses and other liabilities	14,113			13,775			12,287
Shareholders’ equity	128,128			114,623			110,447
TOTAL	$1,047,141			$897,140			$868,166

Net interest income and margin		$48,438	4.9%		$42,117	5.0%		$37,809	4.6%

(1)   Includes amortization of loan fees of $5.7 million for 2011, $4.1 million for 2010 and $4.3 million for 2009.  Nonperforming loans have been included in average loan balances.

(2)   Interest income is reflected on an actual basis, not on a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)   Net of average allowance for credit losses of $16.9 million and average deferred loan fees of $1.8 million for 2011, average allowance for credit losses of $15.6 million and average deferred loan fees of $1.5 million for 2010, and average allowance for credit losses of $17.5 million and $1.4 million for 2009, respectively.

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

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (decrease)			Increase (decrease)
	due to change in			due to change in
VOLUME/RATE ANALYSIS	Average	Average	Total	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans	$4,825	$(1,544)	$3,281	$(1,566)	$287	$(1,279)
Investment securities	1,928	407	2,335	2,158	111	2,269
Federal funds sold	(9)	1	(8)	(127)	(5)	(132)
Other	(91)	(11)	(102)	(232)	(10)	(242)
Total interest income	6,654	(1,148)	5,506	233	383	616

Interest expense:
Demand	0	(2)	(2)	1	(0)	1
Savings	55	(394)	(339)	56	(983)	(927)
Time	(121)	(407)	(528)	(885)	(1,640)	(2,525)
Other	149	(95)	54	(552)	312	(241)
Total interest expense	84	(898)	(815)	(1,380)	(2,312)	(3,692)

Change in net interest income	$6,570	$(250)	$6,321	$1,613	$2,695	$4,308

Net interest income was $48.4 million in 2011, comprised of $50.7 million in interest income and $2.3 million in interest expense.  Net interest income was $42.1 million in 2010, comprised of $45.2 million in interest income and $3.1 million in interest expense.  The increase of $6.3 million in net interest income in 2011, comprised of an increase in interest income of $5.5 million combined with a decrease of $815,000 in interest expense, was primarily attributable to an increase in average earning assets combined with a decrease in average non-performing loans and a lower cost of funds.

The increase of $4.3 million in net interest income in 2010, comprised of a decrease of $3.7 million in interest expense and an increase of $600,000 in interest income, was primarily attributed to an increase in earning assets combined with a lower cost of funds.

The net interest margin (net interest income divided by average earning assets) was 4.90% for the year ended December 31, 2011, as compared to 4.99% for the year ended December 31, 2010 and 4.58% for 2009.  The decrease in net interest margin in 2011 was primarily due to decreased balance sheet leverage and a less favorable mix in average earning assets, partially offset by increased loan fees related to growth in the factoring and asset-based lending portfolio. The Company’s loan-to-deposit ratio, a measure of leverage, averaged 74.7% during the twelve months ended December 31, 2011, which represented a decrease compared to an average of 78.6% for the same period in 2010.  The positive impact on the net interest margin from increased loan fees for the twelve months ended December 31, 2011 compared to the same period one year ago was 9 basis points.

The increase in net interest margin in 2010 compare to 2009 was primarily the result of decreased balance sheet leverage combined with a lower cost of funds. The Company’s loan-to-deposit ratio averaged 78.6% in 2010 compared to 85.2% in 2009 reflecting faster deposit funding relative to loan growth during the year.

Interest Income

For the year ended December 31, 2011, the Company reported interest income of $50.7 million, an increase of $5.5 million or 12.2% over $45.2 million reported in 2010.  The increase in interest income primarily reflects an increase in average earning assets.  Average earning assets were $987.6 million for the year ended December 31, 2011 an increase of $144.2 million, or 17.1%, over $843.4 million for the year ended December 31, 2010.  The increase in average earning assets reflects an increase in the average loan portfolio of $70.3 million over $590.3 million in 2010, and an increase in the average securities portfolio of $82.5 million from $134.3 million in 2010.  The average yield on earning assets was 5.13% for the year ended December 31, 2011 compared to 5.36% for the year ended December 31, 2010 due to a higher rate of interest earned on securities instruments during 2011, and a decrease in the rate of interest earned on the loan portfolio during 2011.  The decrease in the rate of interest earned on the loan portfolio was partially offset by a decrease in average non-performing loans during the year, as well as increased loan fees related to loan recoveries and growth in the factoring and asset based lending portfolio.

For the year ended December 31, 2010, the Company reported interest income of $45.2 million, an increase of $0.6 million, or 1.4%, over $44.6 million reported in 2009.  The increase in interest income primarily reflects a substantial increase in the average securities portfolio of $106.1 million over $28.3 million in 2009; this was partially offset by a decrease in the average loan portfolio in 2010 of $22.0 million from $612.3 million in 2009. In addition, a higher rate of interest was earned on both of these instruments during 2010.  Average earning assets were $843.4 million for the year ended December 31, 2010 an increase of $18.5 million, or 2.3%, over $824.9 million for the year ended December 31, 2009. The increase in average earning assets primarily reflects an increase in the investment securities portfolio of $106.1 million, partially offset by decreases in federal funds sold, average loans and interest bearing deposits of $54.5 million, $22.0 million, and $11.1 million, respectively. The average yield on earning assets was 5.36% for the year ended December 31, 2010 compared to 5.40% for the year ended December 31, 2009, reflecting a relatively flat interest rate environment on earning assets.

Interest Expense

Interest expense was $2.3 million for the year ended December 31, 2011, which represented a decrease of $815,000 or 26.5% compared to $3.1 million for the year ended December 31, 2010.  The decrease in interest expense primarily reflects the lower interest rates paid on deposits in 2011 compared to 2010.  The average yield on interest-bearing liabilities was 0.58% for the period ended December 31, 2011 compared to 0.78% for the period ended December 31, 2010. Average interest-bearing liabilities were $389.8 million for the year ended December 31, 2011, an increase of $1.4 million or 0.4% from $388.4 million for the year ended December 31, 2010.

Average interest bearing deposits were $369.6 million for the year ended December 31, 2011, which represented 41.8% of total average deposits and was a decrease of $1.2 million, or 0.3%, from $370.8 million at December 31, 2010, representing 49.4% of total average deposits for the year.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $20.2 million and $17.6 million in the years ended December 31, 2011 and 2010, respectively.

Interest expense was $3.1 million for the year ended December 31, 2010, which represented a decrease of $3.7 million or 54.6% compared to $6.8 million for the year ended December 31, 2009.  The decrease in interest expense reflects the lower interest rates paid on liabilities as well as a lower balance of interest-bearing liabilities in 2010 compared to 2009.  The average yield on interest bearing liabilities was 0.79% for the period ended December 31, 2011 compared to 1.50% for the period ended December 31, 2010. Average interest-bearing liabilities were $388.4 million for the year ended December 31, 2010, a decrease of $63.6 million or 14.1% from $452.0 million for the year ended December 31, 2009.

Average interest bearing deposits were $370.8 million for the year ended December 31, 2010, which represented 49.4% of total average deposits and was a decrease of $54.8 million, or 12.9%, from $425.6 million at December 31, 2009, representing 59.2% of total average deposits for the year ended December 31, 2009.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $17.6 million and $26.4 million in the years ended December 31, 2010 and 2009, respectively.

Credit Risk and Provision for Credit Losses

The Bank maintains an allowance for credit losses which is based, in part, on the loss experience of the Bank and the California banking industry, the impact of economic conditions within the Bank’s market area, and, as applicable, the State of California and/or national macroeconomic conditions, the value of underlying collateral, loan performance, and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans.  Based on management’s evaluation of such risks, the Company provided $2.6 million, $4.7 million, and $9.2 million to the allowance for credit losses in 2011, 2010 and 2009, respectively.  The significant provision for 2009 came in response to increased risk posed by significant deterioration in real estate values and economic conditions generally, in addition to charge offs taken on specifically identified exposures in real estate loans. During 2011, the Bank had $2.9 million in charge offs, and had recoveries of $3.3 million as compared to $8.2 million in charge offs and recoveries of $3.0 million in 2010.  During 2009, the Bank had $12.8 million in charge offs and $1.1 million in recoveries.  The allowance for credit losses was $18.5 million representing 2.43% of total loans at December 31, 2011, as compared to $15.5 million representing 2.39% of total loans at December 31, 2010 and $16.0 million representing 2.78% of total loans at December 31, 2009.

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for inherent losses in the loan portfolio.  However, the Bank’s loan portfolio, which includes approximately $211.4 million in real estate loans, representing approximately 27.8% of the portfolio, could be adversely affected if California economic conditions continue to contract and the real estate market in the Bank’s market area were to further weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and Other Real Estate Owned (“OREO”) and the level of the allowance for loan losses, which could adversely affect the Bank’s future growth and profitability.

See “Allowance for Loan Losses” for additional discussion regarding the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Service charges on deposit accounts	$2,876	29.0%	$2,417	35.3%	$1,900	18.4%
International fee income	2,488	25.1%	1,785	26.1%	1,583	15.4%
Gain on sale of SBA loans	1,743	17.6%	—	0.0%	615	6.0%
Gain on sale of securities	438	4.4%	165	2.4%	—	0.0%
Gain on sale of OREO	421	4.2%	1,011	14.8%	1,628	15.8%
Warrant income	392	3.9%	36	0.5%	81	0.8%
Increase in value-bank owned life insurance	388	3.9%	392	5.7%	421	4.1%
Other income-cash flow hedge	—	0.0%	48	0.7%	3,286	31.9%
SBA loan servicing fee income	411	4.1%	380	5.5%	436	4.2%
Other non-interest income	773	7.9%	615	9.1%	362	3.5%

	$9,930	100.0%	$6,849	100.0%	$10,312	100.0%

Non-interest income totaled $9.9 million in 2011, an increase of $3.1 million or 45.0% over $6.8 million in 2010.  Non-interest income of $6.8 million in 2010 represented a decrease of $3.5 million or 33.6% over $10.3 million in 2009.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, gain on sales of OREO and gains recognized on sales of SBA loans.  The increase in non-interest income during the year ending December 31, 2011 was primarily attributable to an increase in gains on sales of SBA loans of $1.7 million during 2011. The company did not sell any SBA loans in 2010. Additionally, non-interest income benefited during 2011 by increased service charges on deposit accounts and increased international fee income.

The decrease in non-interest income during the year ending December 31, 2010 was primarily attributable to the decrease in cash flow hedge of $3.3 million.  In 2010, the Company did not recognize any benefit from acceleration of deferred gains on terminated interest rate swaps; whereas in 2009 the Company recognized $3.3 million due to the termination of interest rate swaps having a combined notional value of $100.0 million.

For the year ended December 31, 2011 service charge income on deposit accounts was $2.9 million, representing an increase of $459,000, or 19.0%, compared to $2.4 million for the same period one year ago.  The service charge income on deposit accounts for 2010 compared to $1.9 million in 2009, representing an increase of $517,000 or 27.2%.  The increase in 2011 and 2010 was attributable to an increase in deposit accounts and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During 2011, the Company recognized $2.5 million in international fee income, representing an increase of $703,000, or 39.4%, compared to $1.8 million for the same period one year ago.  The international fee income for 2010 compared to $1.6 million in 2009, representing an increase of $202,000, or 12.8%.  The increase in international fee income in both 2011 and 2010 was primarily caused by an increase in client demand for international services as a result of the recovering economic environment.

Revenue from sales of SBA loans is dependent on the Company’s decision to sell versus retain loans as well as consistent origination and funding of new loan volumes, the timing of which may be impacted by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The Company recognized $1.7 million in gains on sales of SBA loans in 2011. The company did not recognize any gains on sales of SBA loans during 2010 compared to gains of $615,000 during 2009.

The Company recognized gains on the sale of securities of $438,000 during the twelve months ended December 31, 2011 which represents an increase of $273,000 or 165.5% compared to $165,000 during 2010.  The Company did not sell any securities during the twelve months ended December 31, 2009.

During 2011, 2010, and 2009, the Company recognized $421,000, $1.0 million, and $1.6 million, respectively, in gains on the sale of OREO properties.

Non-interest Expenses

The components of other expense as a percentage of average assets are set forth in the following table for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Salaries and benefits	$24,606	2.3%	$21,292	2.4%	$20,286	2.3%
Occupancy	3,296	0.3%	3,343	0.4%	3,457	0.4%
Data processing	3,046	0.3%	2,913	0.3%	2,526	0.3%
Professional services	2,667	0.3%	2,106	0.2%	1,939	0.2%
Assessments	1,717	0.2%	2,500	0.3%	2,629	0.3%
Marketing	1,571	0.2%	1,012	0.1%	916	0.1%
Director/Shareholder expenses	1,158	0.1%	1,273	0.1%	916	0.1%
OREO expense	1,140	0.1%	1,975	0.2%	1,231	0.1%
Deposit services/supplies	954	0.1%	909	0.1%	1,015	0.1%
Furniture and equipment	505	0.0%	699	0.1%	920	0.1%
Other	1,764	0.2%	1,698	0.2%	2,236	0.3%

	$42,424	4.1%	$39,720	4.4%	$38,071	4.4%

Non-interest expenses were $42.4 million in 2011 as compared to $39.7 million in 2010 and $38.1 million in 2009.  Non-interest expense increased approximately $2.7 million in 2011 compared to 2010.  This increase was primarily attributable to increased salaries and benefits, marketing costs and professional services. Overall, trends in non-interest expenses in 2011 reflect a lower level of expense related to problem asset valuation and resolution and higher expenses related to supporting growth and investments in new initiatives.

Non-interest expense increased approximately $1.6 million in 2010 compared to 2009.  This increase was primarily attributable to increased salaries and benefits and OREO expense.  Non-interest expenses measured as a percentage of average assets were 4.1% in 2011, and 4.4% in 2010 and 2009.

Salaries and related benefits was the largest component of the Bank’s non-interest expense.  Salaries and benefits were $24.6 million for the year ended December 31, 2011 as compared to $21.3 million and $20.3 million for the years ended December 31, 2010 and 2009, respectively.  The Bank had 193 full time equivalent employees (FTE) at December 31, 2011 as compared to 170 FTE at December 31, 2010 and 164 FTE at December 31, 2009.  The increase in salaries and related benefits in 2011 compared to 2010 and 2009 was primarily attributable to the increase in full time equivalent employees FTE, as well as an increase in commissions and incentive compensation directly related to increased loan and deposit production.

Occupancy expense for the year ended December 31, 2011 was $3.3 million and remained relatively flat compared to the prior year.  Occupancy expense for the year ended December 31,2010 represented a decrease of approximately $114,000 over $3.5 million from 2009. The decrease in occupancy expense was primarily attributed to the termination of the Santa Clara lease in the fourth quarter of 2009.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense in 2011 was $3.0 million which represented an increase of approximately $133,000 over $2.9 million one year earlier.  Data processing expense in 2010 represented an increase of approximately $387,000 over $2.5 million one year earlier.  The increase in data processing in both years was primarily due to an increase in deposit transaction volumes.

Legal and professional expenses were $2.7 million for the year ended December 31, 2011, which represents a $561,000 increase over $2.1 million one year earlier.  Legal and professional expenses were $1.9 million for the year ended December 31, 2009.  The increase in legal and professional expenses in 2011 was primarily due to the early redemption of Series C preferred shares and repurchase of the related warrant, as well as legal fees associated with the active management of one non-real estate credit exposure.  The increase in legal and professional expenses in 2010 was primarily attributed to legal fees associated with a $30.0 million private placement of common stock as well as legal fees resulting from elevated levels of non-performing assets.

As required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, on February 7, 2011, the FDIC issued a final rule that changes its assessment system for deposit insurance coverage from one based on domestic deposits to one that will be based on consolidated total assets.  That change became effective on April 1, 2011 and was based on asset balances starting with the quarter ended September 30, 2011.  The FDIC assessment recognized during the year ended December 31, 2011 was $1.7 million compared to $2.5 million for the prior year. The decrease in regulatory assessments was a result of the change in the FDIC assessment system, as well as the elimination of the Transaction Guarantee program in the second quarter of 2011.

OREO expense for the year ended December 31, 2011 was $1.1 million, which represents a decrease of $835,000 compared to $2.0 million for the same period one year earlier.  This decrease in OREO and loan related charges in 2011 compared to 2010 was primarily attributed to a decline in non-performing assets.  December 31, 2010 OREO expense reflects an increase of $744,000 over $1.2 million in 2009. The increase in 2010 reflects sales related expenses and write-downs of property values during the year due to increased levels of OREO activity.

The Company’s efficiency ratio, the ratio of non-interest expenses to revenues, was 72.68% for the twelve months ended December 31, 2011, compared to 81.12% and 79.12% for the twelve months ended December 31, 2010 and December 31, 2009, respectively.  As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.

Income Taxes

The Company’s effective tax rate was 41.2% for the year ended December 31, 2011, 43.0% for the year ended December 31, 2010 and (68.8)% for the year ended December 31, 2009.  See Note 8 to the financial statements for additional information on income taxes.

Quarterly Income

The unaudited income statement data of the Company, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth herein.  The results of operations are not necessarily indicative of results for any future period.  The following table shows the Company’s unaudited quarterly income statement data for the years 2011, 2010, and 2009.

	Three Months Ended
(dollars in thousands, except share amounts)	March 31	June 30	September 30	December 31
Year Ended December 31, 2011:
Interest income	$11,710	$12,301	$13,180	$13,503
Interest expense	652	535	529	540
Net interest income	11,058	11,766	12,651	12,963
Provision for credit losses	750	0	1,250	600
Other income	2,546	1,511	3,257	2,616
Other expense	10,237	10,205	10,923	11,059
Income before income taxes	2,617	3,072	3,735	3,920
Income taxes	1,047	1,286	1,532	1,633
Net income	$1,570	$1,786	$2,203	$2,287
Preferred dividends	200	0	0	0
Net income available to common shareholders	$1,370	$1,786	$2,203	$2,287

Earnings per share - basic	$0.10	$0.13	$0.15	$0.16
Earnings per share - diluted	$0.09	$0.12	$0.15	$0.16

Year Ended December 31, 2010:
Interest income	$10,757	$10,990	$11,369	$12,072
Interest expense	882	835	701	653
Net interest income	9,875	10,155	10,668	11,419
Provision for credit losses	1,250	1,150	350	1,950
Other income	1,626	1,703	1,433	2,087
Other expense	9,653	9,659	9,268	11,140
Income before income taxes	598	1,049	2,483	416
Income taxes	233	294	1,161	267
Net income	$365	$755	$1,322	$149
Preferred dividends	1,060	298	299	298
Net income (loss) available to common shareholders	$(695)	$457	$1,023	$(149)

Earnings (loss) per share - basic	$(0.11)	$0.04	$0.10	$(0.01)
Earnings (loss) per share - diluted	$(0.11)	$0.04	$0.09	$(0.01)

Year Ended December 31, 2009:
Interest income	$11,960	$11,476	$10,515	$10,621
Interest expense	2,310	1,783	1,523	1,147
Net interest income	9,650	9,693	8,992	9,474
Provision for credit losses	3,650	4,000	650	900
Other income	4,004	2,326	1,689	2,294
Other expense	9,463	9,343	9,202	10,064
Income before income taxes	541	(1,324)	829	804
Income taxes	208	(482)	290	(601)
Net income (loss)	$333	$(842)	$539	$1,405
Preferred dividends	1,017	1,057	1,064	1,065
Net income (loss) available to common shareholders	$(684)	$(1,899)	$(525)	$340

Earnings (loss) per share - basic	$(0.10)	$(0.29)	$(0.08)	$0.05
Earnings (loss) per share - diluted	$(0.10)	$(0.29)	$(0.08)	$0.05

FINANCIAL CONDITION AND EARNING ASSETS

As of December 31, 2011, total assets were $1.2 billion, gross loans were $762.0 million and deposits were $998.7 million. Assets increased $131.3 million, or 13.0%, from $1.0 billion at December 31, 2010.  Gross loans increased $110.5 million, or 17.0%, from $651.5 million at December 31, 2010.  Deposits increased $150.7 million, or 17.8%, from $847.9 million at December 31, 2010.

As of December 31, 2010, total assets were $1.0 billion, gross loans were $651.5 million and deposits were $847.9 million. Assets increased $185.7 million, or 22.0%, from $844.1 million at December 31, 2009.  Gross loans increased $75.1 million, or 13.0% from $576.4 million at December 31, 2009.  Deposits increased $142.9 million, or 20.3%, from $705.0 million at December 31, 2009.

Federal Funds Sold

Federal funds sold were $106.7 million at December 31, 2011 as compared to $114.2 million at December 31, 2010.  The Company’s investment in federal funds sold reflects the Company’s current strategy of deploying other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding throughout the remainder of the current economic cycle.

The average balance of federal funds sold was $109.1 million in 2011 and $112.9 million in 2010.  These balances represented 12.3% and 15.0% of average deposits for 2011 and 2010, respectively.  They are maintained primarily for the short-term liquidity needs of the Bank.

Securities

Investment securities are classified as either available for sale or held to maturity.  Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the balance sheet.  Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. The pre-tax unrealized gain on securities available for sale at December 31, 2011 was $1.6 million.  The pre-tax unrealized loss on securities at December 31, 2010 and December 31, 2009 was $1.3 million and $255,000, respectively.

The following table shows the composition of the securities portfolio at December 31, 2011 and 2010.  As of December 31, 2009, the Company did not own any investment securities.

The maturities and yields of the debt securities included in the investment portfolio at December 31, 2011 and December 31, 2010 are shown in the table below.  There were no equity securities in 2011.  The equity securities had a weighted average yield of 1.2% during 2010.

	As of December 31,
	2011		2010
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Securities available for sale
Debt securities:
U.S. government agency securities	$14,873	$15,014	$49,417	$49,574
Mortgage backed securities	181,226	183,138	111,901	110,416
Corporate Bonds	26,294	25,859	7,908	7,956
Total debt securities	222,393	224,011	169,226	167,946

Equity securities	—	—	40,153	40,153

Total securities available for sale	$222,393	$224,011	$209,379	$208,099

Securities held to maturity
Debt securities:
Mortgage backed securities	16,256	16,604	9,204	9,206
Total securities held to maturity	$16,256	$16,604	$9,204	$9,206

Total investment securities	$238,649	$240,615	$218,583	$217,305

		Due in one year or less		Due after one year through five years		Due greater than five years
			Weighted		Weighted		Weighted
	Amortized		Average		Average		Average
(dollars in thousands)	Cost	Amount	Yield	Amount	Yield	Amount	Yield

As of December 31, 2011:
U.S. government agencies	14,873	—	0.0%	5,002	1.3%	9,871	2.6%
Mortgage backed securities	197,482	1,500	2.7%	49,453	2.1%	146,529	3.3%
Corporate bonds	26,294	5,627	2.1%	16,690	2.0%	3,977	3
Total debt securities	$238,649	$7,127	2.2%	$71,145	2.0%	$160,377	3.2%

As of December 31, 2010:
U.S. government agencies	$49,417	$16,164	1.3%	$30,257	1.9%	$2,996	1.8%
Mortgage backed securities	121,105	2,729	2.8%	34,025	2.5%	84,351	2.5%
Corporate bonds	7,908	5,031	1.2%	2,877	2.2%	—	—
Total debt securities	$178,430	$23,924	1.4%	$67,159	2.1%	$87,347	2.4%

Loan Portfolio

The following table shows the Company’s loans by type and their percentage distribution at December 31, 2011, 2010, 2009, 2008, and 2007.

	As of December 31,
(dollars in thousands)	2011	2010	2009	2008	2007

Commercial	$330,348	$269,034	$253,776	$301,024	$272,660
Real estate construction	47,213	40,705	20,601	98,105	85,378
Land loans	6,772	9,072	12,763	23,535	61,987
Real estate other	157,446	138,633	149,617	134,767	109,055
Factoring and asset based	142,482	122,542	66,660	55,761	57,662
SBA	73,336	67,538	67,629	77,043	56,945
Other	4,431	4,023	5,395	9,371	9,042
Total gross loans	762,028	651,547	576,441	699,606	652,729
Unearned fee income	(2,792)	(1,444)	(1,452)	(1,601)	(1,856)
Total loan portfolio	$759,236	$650,103	$574,989	$698,005	$650,873

Commercial	43.4%	41.3%	44.0%	43.0%	41.8%
Real estate construction	6.2%	6.2%	3.6%	14.0%	13.1%
Land loans	0.9%	1.4%	2.2%	3.4%	9.5%
Real estate other	20.7%	21.3%	26.0%	19.3%	16.7%
Factoring and asset based	18.7%	18.8%	11.6%	8.0%	8.8%
SBA	9.6%	10.4%	11.7%	11.0%	8.7%
Other	0.6%	0.6%	0.9%	1.3%	1.4%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

Gross loan balances increased to $762.0 million at December 31, 2011, which represented an increase of $110.5 million or 17.0% as compared to $651.5 million at December 31, 2010. The increase in loans was primarily attributable to growth in the commercial, real estate and factoring/asset based lending portfolios.  The overall increase in the total loan portfolio was a result of a concerted effort to prudently grow the balance of loans in our portfolio while managing risk.  Gross loan balances of $651.5 million at December 31, 2010, represented an increase of $75.1 million or 13.0% as compared to $576.4 million at December 31, 2009. The increase in loans was primarily attributable to growth in the factoring and asset based lending portfolio.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses primarily in the Santa Clara county region as well as loans to technology-based emerging growth companies.  Commercial loans were $330.3 million at December 31, 2011, which represented an increase of $61.3 million or 22.8% over $269.0 million at December 31, 2010.  At December 31, 2011, commercial loans comprised 43.4% of total loans outstanding as compared to 41.3% at December 31, 2010.  Commercial loans were $269.0 million at December 31, 2010, which represented an increase of $15.3 million or 6.0% versus $253.8 million at December 31, 2009.  At December 31, 2010, commercial loans comprised 41.3% of total loans outstanding as compared to 44.0% at December 31, 2009.

Approximately half of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial and multi-family development projects.  Construction loans increased $6.5 million, or 16.0%, to $47.2 million at December 31, 2011 as compared to $40.7 million at December 31, 2010.  Construction loan balances at December 31, 2011 comprised 6.2% of total loans, exactly the same as December 31, 2010. Construction loans increased $20.1 million, or 97.6%, to $40.7 million at December 31, 2010 as compared to $20.6 million at December 31, 2009.  Construction loan balances at December 31, 2010 comprised 6.2% of total loans as compared to 3.6% at December 31, 2009.

The Company’s land loan portfolio consists of land and land development loans related to future construction credits.  Land loans decreased $2.3 million or 25.3% to $6.8 million at December 31, 2011 as compared to $9.1 million at December 31, 2010.  Land loan balances at December 31, 2011 comprised 0.9% of total loans as compared to 1.4% at December 31, 2010.  In 2009 and 2008, collateral values securing land loans declined severely as residential development projects declined in value.  Consequently the Company undertook a focused effort to reduce outstanding balances in this category of loans through valuation charges and collections.  Land loans decreased $3.7 million to $9.1 million at December 31, 2010 compared to $12.8 million at December 31, 2009.  Land loan balances at December 31, 2010 comprised 1.4% of total loans as compared to 2.2% at December 31, 2009.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans increased $18.8 million, or 13.6%, to $157.4 million at December 31, 2011 as compared to $138.6 million at December 31, 2010.  The increase was primarily attributable to other real estate term loans.  At December 31, 2011, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 32% of the total and approximately 42% were to finance buildings occupied by clients of the bank.  Less than 20% of term real estate loans at December 31, 2011 were to finance retail properties.  Other real estate loans decreased $11.0 million or 7.3% to $138.6 million at December 31, 2010 as compared to $149.6 million at December 31, 2009.  The decrease was primarily attributable to other real estate term loans.  At December 31, 2010, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 39% of the total and approximately 34% were to finance buildings occupied by clients of the bank.  Less than 33% of term real estate loans at December 31, 2010 were to finance retail properties.  At December 31, 2011, other real estate loans represented 20.7% of total loans as compared to 21.3% at December 31, 2010 and 26.0% at December 31, 2009.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.  In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At December 31, 2011, factoring and asset based loans totaled $142.5 million or 18.7% of total loans as compared to $122.5 million or 18.8% of total loans at December 31, 2010.

The SBA line of business operates primarily in Santa Clara County.  The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan.  In addition, the loan could be collateralized by a deed of trust on real estate.

Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Community Development Company makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position.  The Company’s position in relation to the real estate loan can range from 50% to 70% loan to value.

At December 31, 2011, SBA loans comprised $73.3 million or 9.6% of total loans as compared to $67.5 million or 10.4% of total loans at December 31, 2010. The Company has the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At December 31, 2011 and 2010, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At December 31, 2011, other loans totaled $4.4 million as compared to $4.0 million at December 31, 2010.

Allowance for Loan Losses

A consequence of lending activities is the potential for loss.  The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates and the financial experience of the borrowers.  The allowance for loan losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for loan losses charged to expense and decreased by the amount of charge-offs net of recoveries.  There is no precise method of estimating specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.  Similarly, the adequacy of the allowance for loan losses and the level of the related provision for loan losses are determined in management’s judgment based on consideration of:

•                  Economic conditions

•                  Borrowers’ financial condition

•                  Loan impairment

•                  Evaluation of industry trends

•                  Historic losses, migrations and delinquency trends

•                  Industry and other concentrations

•                  Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management

•                  Continuing evaluation of the performing loan portfolio

•                  Periodic review and evaluation of problem loans

•                  Off balance sheet risks

•                  Assessments by regulators and other third parties

In addition to the internal assessment of the loan portfolio, the Company also retains a consultant who performs credit reviews on a regular basis and then provides an assessment of the adequacy of the allowance for loan losses. The federal banking regulators also conduct examinations of the loan portfolio periodically.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.

	Year ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007

Balance, beginning of period	$15,546	$16,012	$18,554	$8,608	$7,329
Loans charged off by category:
Commercial	756	1,406	3,108	1,995	562
Real estate construction	—	1,274	4,561	5,536	—
Land loans	340	748	2,674	13,518	—
Real estate other	1,395	4,013	2,452	645	16
Factoring and asset based	—	132	—	—	677
SBA	415
Other	—	606	—	—	—
Total charge-offs	2,906	8,179	12,795	21,694	1,255

Recoveries by category:
Commercial	628	1,100	739	83	259
Real estate construction	712	799	206	37	—
Land loans	1,960	134	—	—	—
Real estate other	—	686	108	—	—
Factoring and asset based	—	43	—	—	—
SBA	—
Other	—	251	—	—	—
Total recoveries	3,300	3,013	1,053	120	259

Net charge-offs (recoveries)	(394)	5,166	11,742	21,574	996

Provision charged to expense by category:
Commercial	1,056	(1,391)	2,503	4,967	1,596
Real estate construction	41	660	7,033	5,638	1,204
Land loans	(2,028)	866	(1,147)	17,932	(299)
Real estate other	1,386	3,185	1,516	2,237	16
Factoring and asset based	807	603	(161)	(17)	501
SBA	1,312	495	(498)	620	(750)
Other	26	282	(46)	143	7
Total provision charged to expense	2,600	4,700	9,200	31,520	2,275

Balance, end of year	$18,540	$15,546	$16,012	$18,554	$8,608

The increase in the allowance for loan losses of $3.0 million from December 31, 2010 to $18.5 million at December 31, 2011 is attributable to the growth of the loan portfolio, combined with a decrease in charge-offs and an increase in loan recoveries. The provision for credit losses for the twelve months ending December 31, 2011 and December 31, 2010 was $2.6 million and $4.7 million, respectively. The decrease in the provision for credit losses for the year ending December 31, 2011 compared to the same period one year ago reflects lower charge-offs and greater recoveries experienced during the current year combined with the improving condition of the Company’s loan portfolio.

Based on an evaluation of the individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for loan losses as a percentage of total gross loans at December 31 of the previous five years as follows:

	As of December 31,
(dollars in thousands)	2011	2010	2009	2008	2007

Commercial	$5,544	$4,616	$6,313	$6,179	$3,124
Real estate construction	6,111	5,358	5,173	2,495	2,356
Land loans	1,220	1,628	1,376	5,197	783
Real estate other	613	622	764	1,592	—
Factoring and asset based	2,382	1,575	1,061	1,222	1,239
SBA	2,567	1,670	1,175	1,673	1,053
Other	103	77	150	196	53
	$18,540	$15,546	$16,012	$18,554	$8,608

Commercial	0.7%	0.7%	1.1%	0.9%	0.5%
Real estate construction	0.8%	0.8%	0.9%	0.4%	0.4%
Land loans	0.2%	0.2%	0.2%	0.7%	0.1%
Real estate other	0.1%	0.1%	0.1%	0.2%	0.0%
Factoring and asset based	0.3%	0.2%	0.2%	0.2%	0.2%
SBA	0.3%	0.3%	0.2%	0.2%	0.2%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
	2.43%	2.39%	2.78%	2.65%	1.32%

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

In response to the deteriorating market conditions, the Company undertook steps to aggressively reduce the exposure to construction and land development loans with particular emphasis on loans outside of its primary market.  Management curtailed new loan origination, thoroughly reviewed collateral values of projects approaching maturity and conservatively evaluated the market prospects of collateral for indications of impairments.  During 2011 and 2010, the Company selectively originated new construction loans within its primary market that met the Company’s conservative underwriting standards.

At December 31, 2011, the Company’s land development portfolio was reduced to $6.8 million with just $1.8 million remaining exposure outside of the primary market area.  Further, approximately 76% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at December 31, 2011 increased to $47.2 million with $3.0 million remaining on projects outside of the primary market area.  In addition, at that date $26.8 million, or 56.7%, were loans to finance commercial projects.

The aggressive management of credits in this category has resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This has resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Nonperforming loans at December 31, 2011, on average, have been reduced by approximately 16% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.  Additionally, non-performing loans at December 31, 2011, on average, have been reduced by approximately 10% for payment received in non-accrual interest.

In response to the elevated level of charge-offs, migration of construction and land portfolios, and general deterioration in economic conditions the Company also increased provisions for potential loans losses and built the reserve to its highest level of approximately 2.96% of total loans at June 30, 2009. Due to positive trends in overall loan classifications during 2010 and 2011, reflecting the improving condition of the loan portfolio combined with new loan production, the Company has been able to modestly lower the level of reserves to 2.43% of total loans at December 31, 2011.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 156.59% at December 31, 2011.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analyses.

At December 31, 2011 nonperforming assets of $16.0 million, or 1.38% of total assets reflects a substantial decrease compared to $23.3 million, or 2.27% of total assets on December 31, 2010.  The following summarizes nonperforming assets and loans restructured and in compliance with modified terms at December 31, 2011, 2010, 2009, 2008, and 2007.

	As of December 31,
(dollars in thousands)	2011	2010	2009	2008	2007

Loans accounted for on a non-accrual basis	$11,840	$16,696	$17,009	$15,772	$4,914
Loans with principal or interest contracturally past due 90 days or more	—	—	—	—	—
Nonperforming loans	11,840	16,696	17,009	15,772	4,914
Other real estate owned	4,126	6,645	6,509	1,096	425
	$15,966	$23,341	$23,518	$16,868	$5,339

Loans restructured and in compliance with modified terms	10,677	4,494	16,834	—	—

Nonperforming assets and restructured loans	$26,643	$27,835	$40,352	$16,868	$5,339

The nonperforming assets at December 31, 2011 consisted of seventeen loans on nonaccrual or 90 days or more past due and still accruing totaling $11.8 million, and other real estate owned valued at $4.1 million. Nonperforming loans at December 31, 2011 were comprised of loans with legal contractual balances totaling approximately $16.0 million reduced by $1.7 million received in nonaccrual interest and impairment charges of $2.5 million which have been charged against the allowance for credit losses. As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.  There were fifteen non-accrual loans totaling $16.7 million at December 31, 2010 and twenty-four non-accrual loans totaling $17.0 million at December 31, 2009.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of December 31, 2011:

(dollars in thousands)

December 31, 2011
Classification	Amount	Collateral

Real estate other	6,184	Special purpose facility in Santa Cruz County
Real estate other	63	Lot for single family homes in Contra Costa County
Real estate other	33	Special purpose facility in Calaveras County
	6,280

Factoring/asset based lending	2,208	Business assets
	2,208

SBA	1,412	Light industrial warehouse space in Santa Clara County
SBA	404	Special purpose facilities in San Diego County
SBA	136	Industrial building in Riverside County
SBA	46	Commercial office space in Santa Clara County
SBA	10	Light industrial warehouse space in Stanislaus County

SBA	6	Single family residence in Santa Clara County
	2,014

Commercial	553	Commercial building in Santa Clara County
Commercial	245	Business assets
	798

Land	505	Lots for single family homes in Santa Clara County
Land	35	Lot for commercial development in Calaveras County
	540

Total nonperforming loans	$11,840

Included in nonperforming loans at December 31, 2011 are loans totaling $6.4 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of December 31, 2011, previously modified loans totaling $10.7 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis. The $10.7 million of performing troubled debt restructurings as of December 31, 2011 included an additional $5.2 million in troubled debt restructurings identified upon retrospective adoption of the new accounting standard ASU 2011-02, A Creditors Determination of Whether a Restructuring is a Trouble Debt Restructuring.  Since adoption of the new standard was appropriately applied only to restructurings occurring on or after January 1, 2011, the December 31, 2011 troubled debt restructurings reflected in the above table do not include any potential troubled debt restructurings that may have been identified as a result of the new guidance.

Management undertakes significant processes in order to identify potential problem loans in a timely manner.  In addition to regular interaction with the Company’s borrowers, the relationship managers review the credit ratings for each loan on a monthly basis and identify any potential downgrades.  For commercial, SBA, and factoring and asset-based lending loans, the Company receives at minimum, annual financial statements and other pertinent reporting, such as borrowing bases for asset-based facilities, so as to identify any deteriorating financial trends.  Covenant compliance for these loans is also monitored on a quarterly basis.  For real estate construction and land loans, the development, construction and lease up or sell out status of each project is monitored on a monthly basis.  For loans secured by standing commercial or residential property, the Company receives updated rent rolls and operating statements on an annual basis.  In addition, home equity loans are reviewed annually for deterioration in either the underlying property value or the borrower’s payment history.  Management also engages a third party loan review firm that reviews the loan portfolio every four months to further identify potential problem loans.  The loan review includes assessment of underwriting, quality of legal documents, management of the loan relationship, and adherence to the credit policy along with acceptable risk mitigation and rationale for exceptions to the policy.

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

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, although the Company is seeing a lower rate of inflow into problem assets generally, as well as a consistent reduction of carrying values through continued payments by borrowers on loans that have been placed on nonaccrual, should circumstances change and management determines that the collectiblity of any of these credits becomes unlikely, there could be an adverse effect on the level of the allowance for loan losses and the Company’s future profitability. Additionally, the Company’s construction, land, and other real estate loan portfolios, representing approximately 27.7% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could also adversely affect the Company’s future growth and profitability.

Funding

Deposits represent the Bank’s principal source of funds.  Most of the Bank’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank’s market area.  The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, money market and savings accounts and certificates of deposit.

The following table summarizes the composition of deposits as of December 31, 2011, 2010 and 2009.

	As of December 31,
	2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$660,036	66.09%	$443,806	52.34%	$333,171	47.26%
Interest bearing demand	4,272	0.43%	5,275	0.62%	4,830	0.69%
Money market and savings	298,145	29.85%	355,772	41.96%	275,850	39.13%
Certificates of deposit:
Less than $100,000	4,213	0.42%	9,212	1.09%	29,782	4.22%
$100,000 and more	32,009	3.21%	33,881	4.00%	61,413	8.71%

Total deposit portfolio	$998,675	100.00%	$847,946	100.00%	$705,046	100.00%

Deposits increased $150.7 million or 17.8% from $847.9 million at December 31, 2010 to $998.7 million at December 31, 2011. The increase in deposits was predominately in core deposit production which was primarily used to fund new loans and increase the investment portfolio.

Leverage

Total gross loan balances at December 31, 2011 were $762.0 million.  The resulting loan to deposit ratio was 76.30%. Other earning assets at December 31, 2011 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $347.3 million.  To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.  When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

During the fourth quarter of 2008 and throughout 2011, as part of a strategic decision the Company effectively repositioned the composition of its balance sheet and improved its liquidity position by deploying other earning assets primarily in federal funds in direct response to the recent economic downturn and potential volatility of the deposit portfolio.  Beginning in the fourth quarter of 2010 and throughout 2011, the Company, in addition to maintaining a consistent balance in federal funds, also deployed excess liquidity in additional investment securities to increase net interest income and support the net interest margin.

Capital Resources

The Company’s capital resources consist of shareholders’ equity, trust preferred securities and (for regulatory purposes) the allowance for credit losses (subject to limitations).  At December 31, 2011, the Company’s capital resources decreased $12.3 million to $159.5 million from $171.8 million at December 31, 2010.  Tier 1 capital decreased $14.4 million to $147.0 million at December 31, 2011, while Tier 2 capital increased by $2.1 million during the same period, due solely to the increase in the allowance for credit losses.  The reduction in capital resources in 2011 was a result of the early redemption of Series C preferred shares.

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

On March 31, 2010, the Company completed an early conversion of the Series B and B-1 preferred shares.  As a result of the conversion, the Company issued a total of 3,710,289 shares of its common stock and convertible promissory notes in the aggregate principal amount of $789,860 (the “Notes”) upon conversion of the Preferred Stock and as payment of all accrued but unpaid dividends thereon through September 30, 2010 pursuant to an agreement dated as of March 23, 2010.  The effective conversion price of the Series B and B-1 Preferred was $8.46 per share, which was the closing price of the common stock reported on the Nasdaq Global Select Market on the date of the agreement. As a result of the conversion, there are no shares of Series B and B-1 Preferred outstanding.

The principal amount of the Notes accrued interest at the rate of 10% per annum and was convertible to common stock at the price of $8.46 per share.  On June 17, 2010, the Notes were converted into 93,364 shares of common stock.  As a result of the conversion, the Notes ceased to be outstanding.

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

In connectin with Treasury’s investment, the Company has agreed, so long as the Treasury holds any securities of the Company, to ensure that its compensation arrangements with respect to its senior executive officers comply with the applicable provisions of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009.

On March 16, 2011, the Company fully redeemed all of its Series C Preferred Stock under the TARP Capital Purchase Program for $23.9 million.  The redemption was funded by the net proceeds from the $30.0 million private placement of the Company’s common stock completed in the fourth quarter of 2010.  As a result of the early repayment, the Company recorded a $30,000 charge in the first quarter of 2011 to reflect the accelerated accretion of the remaining discount on the preferred stock.

On April 20, 2011, the Company negotiated and repurchased the Warrant held by the Treasury for $1.4 million, which was recorded as a reduction to shareholders’ equity.

Issuance costs of $666,000 incurred in connection with the issuance of both the private placements and TARP securities have been charged against Additional Paid in Capital.

The Company’s Tier 1 capital at December 31, 2011 was $147.0 million, which was comprised of $106.6 million of capital stock and surplus, $23.4 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for credit losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of December 31, 2011, the Company’s and the Bank’s total risk-based capital ratios were 16.06% and 13.53%, respectively (20.87% for the Company and 15.42% for the Bank at December 31, 2010).

The following table reflects the Company’s capital ratios for the period ended December 31, 2011 and 2010 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of December 31,
	2011		2010
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital (to Risk Weighted Assets)	$147,043	14.80%	$161,448	19.61%
Tier 1 capital minimum requirement	$59,597	6.00%	$49,403	6.00%

Total Capital (to Risk Weighted Assets)	$159,540	16.06%	$171,805	20.87%
Total capital minimum requirement	$99,328	10.00%	$82,339	10.00%

Company leverage
Tier 1 Capital (to Average Assets)	$147,043	13.36%	$161,448	16.67%
Total capital minimum requirement	$55,020	5.00%	$48,429	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital (to Risk Weighted Assets)	$121,296	12.27%	$115,439	14.16%
Tier 1 capital minimum requirement	$59,298	6.00%	$48,903	6.00%

Total Capital (to Risk Weighted Assets)	$133,725	13.53%	$125,693	15.42%
Total capital minimum requirement	$98,830	10.00%	$81,505	10.00%

Bank leverage
Tier 1 Capital (to Average Assets)	$121,296	11.17%	$115,439	11.93%
Total capital minimum requirement	$54,317	5.00%	$48,389	5.00%

The federal banking agencies, including the OCC, have adopted regulations implementing a system of prompt corrective action under FDICIA.  The regulations establish five capital categories with the following characteristics:  (1) “Well capitalized,” consisting of institutions with a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) “Adequately capitalized,” consisting of institutions with a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital of 4.0% or greater and a leverage ratio of 4.0% or greater and which do not meet the definition of a “well capitalized” institution; (3) “Undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (4) “Significantly undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (5) “Critically undercapitalized,” consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Liquidity/Interest Rate Sensitivity

The Company strives to manage its liquidity to provide adequate funds at an acceptable cost to support the borrowing requirements and deposit flows of its customers. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures and prevailing and anticipated economic conditions.  The Company’s business is generated primarily through customer referrals and employee business development efforts.

The Company is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations.  The Company strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. At December 31, 2011, liquid assets as a percentage of deposits were 34.8% as compared to 40.1% in 2010.  In addition to cash and due from banks, liquid assets include interest-bearing deposits with other banks, federal funds sold, and unpledged securities available for sale.  The Company has $22.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At December 31, 2011, there were no balances outstanding on these lines. Additionally, as of December 31, 2011, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $271.0 million for which the Company had collateral in place to borrow $96.0 million.  As of December 31, 2011, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate.  The Bank utilizes a monthly “Gap” report as well as a quarterly simulation model to identify interest rate sensitivity over the short- and long-term.  Management considers the results of these analyses when implementing its interest rate risk management activities, including the utilization of certain interest rate hedges.

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company’s earning assets and interest-bearing liabilities at December 31, 2011, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate gap divided by interest rate sensitive assets) and the cumulative interest rate sensitivity gap ratio.

	As of December 31, 2011
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$106,690	$—	$—	$—	$—	$106,690
Interest bearing deposits in other banks	—	335	—	—	—	335
U.S. treasury and
Investment securities	317	694	6,173	71,962	161,122	240,268
Loans	241,033	54,597	107,108	297,314	61,977	762,028
Total earning assets	$348,040	$55,625	$113,281	$369,276	$223,099	$1,109,320

Interest checking, money market and savings deposits	302,417	—	—	—	—	302,417
Certificates of deposit:
Less than $100,000	2,115	1,048	1,030	20	—	4,213
$100,000 or more	22,441	5,111	4,458	—	—	32,009
Total interest-bearing liabilities	326,973	6,159	5,488	20	0	338,639

Interest rate gap	$21,067	$49,467	$107,794	$369,256	$223,099	$770,682
Cumulative interest rate gap	$0	$49,467	$157,261	$526,516	$749,615

Interest rate gap ratio	$0.06	$0.89	$0.95	$1.00	$1.00
Cumulative interest rate gap ratio	$0.06	$0.12	$0.30	$0.59	$0.68

Based on the contractual terms of its assets and liabilities, the Bank’s balance sheet at December 31, 2011 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at December 31, 2011 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases.  Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Bank have been written with a minimum “floor” rate.

The following table shows maturities of the loan portfolio at December 31, 2011 and 2010.  At December 31, 2011, approximately 76.4% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of December 31, 2011
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$330,348	$154,035	$163,077	$13,235
Real estate construction	47,213	36,489	2,511	8,213
Real estate land	6,772	3,089	1,594	2,089
Real estate other	157,446	10,375	60,087	86,984
Factoring and asset based	142,482	101,289	41,193	—
SBA	73,336	361	693	72,282
Other	4,431	4,098	334	—
Total loans	$762,028	$309,735	$269,489	$182,804

	As of December 31, 2010
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$269,034	$143,890	$103,977	$21,167
Real estate construction	40,705	17,153	17,386	6,166
Real estate land	9,072	4,239	1,603	3,230
Real estate other	138,633	20,446	47,380	70,807
Factoring and asset based	122,542	98,722	23,820
SBA	67,538	2,867	1,245	63,426
Other	4,023	2,873	1,150
Total loans	$651,547	$290,190	$196,561	$164,796

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The definition of “off-balance sheet arrangements” includes any transaction, agreement or other contractual arrangement to which an entity is a party under which we have:

•                                          Any obligation under a guarantee contract that has the characteristics as defined in accounting guidance related to Guarantor’s Accounting and Disclosure Requirements for Guarantee including Indirect Guarantee of Indebtedness to Others;

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements.  As of December 31, 2011 those guarantees include the following:

•                                          Financial Letters of Credit in the amount of $18.8 million.

The table below summarizes the Bank’s off-balance sheet contractual obligations:

Off-balance Sheet Arrangement and Aggregate Contractual Obligations

	As of December 31, 2011
	Payments due by period
(dollars in thousands)		Less Than	1 - 3	3 - 5	More than
Contractural Obligations	Total	1 year	years	years	5 years

Long-term contracts	$3,480	$522	$1,392	$1,044	$522

Operating leases	7,973	442	4,184	2,588	759

Total	$11,453	$964	$5,576	$3,632	$1,281

Item 8.  Financial Statements and Supplementary Data

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

* * * * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bridge Capital Holdings

We have audited the accompanying consolidated balance sheets of Bridge Capital Holdings and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridge Capital Holdings and Subsidiary as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bridge Capital Holdings and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2012, expressed an unqualified opinion.

Rancho Cucamonga, California

March 7, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Bridge Capital Holdings and Subsidiary

San Jose, California

We have audited Bridge Capital Holdings and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the three years in the period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion on those financial statements.

Rancho Cucamonga, California

March 7, 2012

Bridge Capital Holdings and Subsidiary

Consolidated Balance Sheets
(dollars in thousands)

	As of December 31,
	2011	2010
Assets:
Cash and due from banks	$17,135	$8,676
Federal funds sold	106,690	114,240
Total cash and equivalents	123,825	122,916

Interest bearing deposits in other banks	335	2,539
Investment securities	240,268	217,303
Loans, net of allowance for credit losses of $18,540 at December 31, 2011 and $15,546 at December 31, 2010	740,696	634,557
Premises and equipment, net	2,337	2,580
Other real estate owned	4,126	6,645
Accrued interest receivable	3,291	3,439
Other assets	46,155	39,752
Total assets	$1,161,033	$1,029,731

Liabilities and Shareholders’ Equity:
Deposits:
Demand noninterest-bearing	$660,036	$443,806
Demand interest-bearing	4,272	5,275
Money Market and savings	298,145	355,772
Time	36,222	43,093
Total deposits	998,675	847,946

Junior subordinated debt securities	17,527	17,527
Other borrowings	—	7,672
Accrued interest payable	9	48
Other liabilities	15,309	14,235
Total liabilities	1,031,520	887,428

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares outstanding at December 31, 2011; 23,864 shares issued and outstanding at December 31, 2010;	—	23,864
Common stock, no par value; 30,000,000 shares authorized; 15,145,181 shares issued and outstanding at December 31, 2011; 14,510,379 shares issued and outstanding at December 31, 2010;	101,598	100,435
Additional paid in capital	5,075	4,408
Retained earnings	23,431	15,784
Accumulated other comprehensive (loss)	(591)	(2,188)
Total shareholders’ equity	129,513	142,303
Total liabilities and shareholders’ equity	$1,161,033	$1,029,731

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statements of Operations
(dollars in thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
Interest Income:
Loans	$45,352	$42,071	$43,350
Investment securities	5,068	2,733	464
Federal funds sold	255	263	395
Interest bearing deposits in other banks	19	121	363
Total interest income	50,694	45,188	44,572

Interest Expense:
Deposits	1,096	1,965	5,415
Other	1,160	1,106	1,348
Total interest expense	2,256	3,071	6,763

Net interest income	48,438	42,117	37,809
Provision for credit losses	2,600	4,700	9,200
Net interest income after provision for credit losses	45,838	37,417	28,609

Non-Interest Income:
Service charges on deposit accounts	2,876	2,417	1,900
International fee income	2,488	1,785	1,583
Gain on sale of SBA loans	1,743	—	615
Gain on sale of securities	438	165	—
Gain on sale - OREO	421	1,011	1,628
Other income - CF hedges	—	48	3,286
SBA loan servicing fee income	411	380	436
Other non-interest income	1,553	1,043	864
Total non-interest income	9,930	6,849	10,312

Operating Expenses:
Salaries and benefits	24,606	21,292	20,286
Occupancy and equipment	3,801	4,042	4,377
Data processing	3,046	2,913	2,526
Professional services	2,667	2,106	1,939
Assessments	1,717	2,500	2,629
OREO expense	1,140	1,975	1,231
Deposit services/supplies	954	909	1,015
Other	4,493	3,983	4,068
Total operating expenses	42,424	39,720	38,071

Income before income taxes	13,344	4,546	850
Income taxes	5,497	1,955	(585)
Net income	$7,847	$2,591	$1,435

Preferred dividends	200	1,955	4,203
Net income (loss) available to common shareholders	$7,647	$636	$(2,768)

Basic earnings (loss) per share	$0.54	$0.06	$(0.42)
Diluted earnings (loss) per share	$0.52	$0.06	$(0.42)
Average common shares outstanding	14,247,853	9,820,755	6,571,479
Average common and equivalent shares outstanding	14,642,260	10,234,535	6,571,479

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the three Years Ended December 31, 2011

(dollars in thousands, except share data)

					Accumulated	Total
	Common Stock and		Preferred		Other	Share-
	Additional Paid in Capital		Stock	Retained	Comprehensive	holders’
	Shares	Amount	Amount	Earnings	Income (loss)	Equity

Balance at December 31, 2008	6,888,424	$39,655	$53,864	$17,916	$1,055	$112,490

Restricted stock issued, net	209,740	—	—	—	—	—
Stock issuance cost	—	(101)	—	—	—	(101)
Cash dividends on preferred stock	—	—	—	(4,203)	—	(4,203)
Stock based compensation	—	1,365	—	—	—	1,365
Other comprehensive (loss)	—	—	—	—	(1,672)	(1,672)
Net income for the year	—	—	—	1,435	—	1,435

Balance at December 31, 2009	7,098,164	$40,919	$53,864	$15,148	$(617)	$109,314

Restricted stock issued, net	(2,040)	—	—	—	—	—
Stock options exercised and	169,700	920	—	—	—	920
related tendered shares	(67,869)	(550)	—	—	—	(550)
Common stock issued - conversion of preferred stock	3,546,099	30,000	(30,000)	—	—	—
Common stock issued - dividends on preferred stock	257,554	2,179	—	—	—	2,179
Common stock issued - private placement	3,508,771	30,000	—	—	—	30,000
Stock issuance cost	—	(96)	—	—	—	(96)
Tax benefit from exercise/vesting of stock based awards	—	171	—	—	—	171
Cash dividends on preferred stock	—	—	—	(1,955)	—	(1,955)
Stock based compensation	—	1,300	—	—	—	1,300
Other comprehensive (loss)	—	—	—	—	(1,571)	(1,571)
Net income for the year	—	—	—	2,591	—	2,591

Balance at December 31, 2010	14,510,379	$104,843	$23,864	$15,784	$(2,188)	$142,303

Restricted stock issued, net	314,019	—	—	—	—	—
Stock options exercised and	407,881	2,175	—	—	—	2,175
related tendered shares	(80,353)	(716)	—	—	—	(716)
Redemption of preferred stock	—	—	(23,864)	—	—	(23,864)
Repurchase of TARP warrant	—	(1,395)	—	—	—	(1,395)
Restricted stock vesting - shares tendered for taxes	(6,745)	(72)	—	—	—	(72)
Tax benefit from exercise/vesting of stock based awards	—	290	—	—	—	290
Cash dividends on preferred stock	—	—	—	(200)	—	(200)
Stock based compensation	—	1,548	—	—	—	1,548
Other comprehensive income	—	—	—	—	1,597	1,597
Net income for the year	—	—	—	7,847	—	7,847

Balance at December 31, 2011	15,145,181	$106,673	$—	$23,431	$(591)	$129,513

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash Flows From Operating Activities:

Net income	$7,847	$2,591	$1,435
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,600	4,700	9,200
Depreciation and amortization	1,140	1,351	1,550
Net (gain) on sale of loans	(1,743)	—	(615)
Net (gain) on sale of other real estate owned	(421)	(1,011)	(1,628)
Deferred income tax (credit)	(4,452)	(167)	(433)
Stock based compensation	1,548	1,300	1,365
Proceeds from loan sales	26,601	145	18,779
Loans originated for sale	(35,509)	(23,205)	(15,360)
Net (gain) loss on sale of securities	(438)	(165)	—
Increase in accrued interest receivable and other assets	(2,888)	(2,248)	(6,020)
Increase in accrued interest payable and other liabilities	1,370	2,103	3,685
Net cash provided by (used in) operating activities	(4,345)	(14,606)	11,958

Cash Flows From Investing Activities:

Proceeds from sale of securities available for sale	43,383	21,471	—
Purchase of securities available for sale	(184,165)	(222,406)	(106,450)
Proceeds from paydowns/maturities of securities available for sale	121,155	88,802	1,445
Proceeds from sale of other real estate owned	8,778	7,608	6,864
Purchase of interest bearing deposits	—	—	(2,712)
Proceeds from maturities of interest bearing deposits	2,204	7,441	—
Net (increase) decrease in loans	(104,261)	(65,252)	96,931
Purchase of fixed assets	(897)	(365)	(326)
Net cash used in investing activities	(113,803)	(162,701)	(4,248)

Cash Flows From Financing Activities:

Net increase (decrease) in deposits	150,729	142,900	(72,199)
Proceeds from issuance of common stock	1,459	30,370	—
Redemption of preferred stock	(23,864)	—	—
Repurchase of TARP warrant	(1,395)	—	—
Stock issuance cost	—	(96)	(101)
Payment of cash dividends	(200)	(1,955)	(4,203)
Common stock issued - preferred dividends	—	2,179	—
Increase (decrease) in other borrowings	(7,672)	7,672	(30,000)
Net cash provided by (used in) financing activities	119,057	181,070	(106,503)

Net (Decrease) Increase in Cash and Equivalents:	909	3,763	(98,793)
Cash and equivalents at beginning of period	122,916	119,153	217,946
Cash and equivalents at end of period	$123,825	$122,916	$119,153

Other Cash Flow Information:
Cash paid for interest	$2,089	$1,825	$5,095
Cash paid for income taxes	$4,074	$3,207	$19
Transfer of loans to OREO	$6,173	$8,032	$11,539
Conversion of preferred stock to common stock	$—	$30,000	$—

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

1.             SIGNIFICANT ACCOUNTING POLICIES

Business — Bridge Bank, N.A. commenced business in Santa Clara, California on May 14, 2001.  Its main office is located at 55 Almaden Blvd, San Jose, California, 95113.  The Bank conducts commercial and retail banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also issues cashier’s checks, sells travelers checks and provides other customary banking services.

On October 1, 2004, the Bank announced completion of a bank holding company structure which was approved by shareholders at the Bank’s annual shareholders’ meeting held on May 20, 2004. The bank holding company, formed as a California corporation, is named Bridge Capital Holdings.  Information in this report dated prior to September 30, 2004 is for Bridge Bank, N.A.

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

Bridge Bank’s lending solutions include working capital lines of credit, structured finance (asset-based lending and factoring), 7(a) and 504 Small Business Administration (SBA) loans, commercial real estate loans, sustainable energy project financing, growth capital loans, equipment financing, letters of credit, and corporate credit cards. The bank’s depository and corporate banking services include cash and treasury management solutions, interest-bearing term deposit accounts, checking accounts, ACH payment and wire solutions, fraud protection, remote deposit capture through its Smart Deposit Express, courier services, and online banking. Additionally, Bridge Bank’s International Banking Division serves clients operating in the global marketplace through services including foreign exchange (FX payments and hedging), letters of credit, and import/export financing.

The Bank attracts the majority of its loan and deposit business from the numerous small and middle market companies located in the Silicon Valley, though with an increasingly larger portion of new business from its national loan production offices.

The Bank reserves the right to change its business plan at any time, and no assurance can be given that, if the Bank’s proposed business plan is followed, it will prove successful.

The Bank does not offer trust services, but it will attempt to make such services available to the Bank’s customers through correspondent institutions. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits, and the Bank is a member of the Federal Reserve System.

Principles of Consolidation - The financial statements include the accounts of Bridge Capital Holdings and its subsidiary, Bridge Bank, N.A. (“the Bank”) collectively referred to herein as “the Company”.

Basis of Presentation — The accounting and reporting policies of Bridge Capital Holdings and Bridge Bank, N.A. conform to generally accepted accounting principles and prevailing practices within the banking industry.

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

Recent Accounting Pronouncements — During the current year, the FASB issued guidance regarding the following new accounting standards:

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

The disclosures as of the end of the reporting period were effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update required enhanced disclosures and did not have a significant effect on the Company’s financial statements.

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

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820), was issued May 2011.  The guidance is intended to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. This guidance was effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a significant impact on the Company’s financial statements.

FASB ASU 2011-05, Presentation of Comprehensive Income (Topic 220), was issued June 2011.  The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This ASU is superceded by FASB ASU 2011-12.

FASB ASU 2001-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (Topic 220), which defers the requirement within ASU No. 2011-05 to present the reclassification amounts from other comprehensive income to net income as a separate component on the income statement. The FASB has not yet established a new effective date for these provisions.  The remaining requirements of the ASU No. 2011-05 were not deferred. The adoption of the ASU will be required for the Company’s quarterly report on Form 10Q for the first quarter of 2012 and is not expected to have a material impact on the Company’s financial statements.

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

Earnings Per Share - Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options or warrants and vesting of restricted stock.  Common stock equivalents are included in the diluted earnings per share calculation to the extent these shares are dilutive.  See Note 2 to the financial statements for additional information on earnings per share.

Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and highly liquid debt instruments purchased with an original maturity of three months or less.  The Company is required to maintain non-interest earning cash reserves against certain of the deposit accounts.  As of December 31, 2011, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $504,000 were maintained.

Securities - The Company classifies its investment securities into two categories, available for sale and held to maturity, at the time of purchase.  Securities available for sale are reported at fair value with net unrealized holding gains or losses, net of tax, recorded as a separate component of shareholders’ equity.  Securities held to maturity are measured at amortized cost based on the Company’s positive intent and ability to hold the securities to maturity.

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

Loans Held For Sale — The company has the ability and the intent to sell all or a portion of certain Small Business Administration (“SBA”) loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost of fair value.  At December 31, 2011 and December 31, 2010, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

In calculating gains on the sale of SBA loans, the Company performs an allocation based on the relative fair values of the sold portion and retained portion of the loan.  The Company’s assumptions are validated by reference to the external market information.

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

Other Real Estate Owned - Other real estate owned (“OREO”) consist of properties acquired through foreclosure.  The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis.  The Company charges against the allowance for credit losses any losses arising at the time of acquisition of such properties.  After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs.  If the Company records any write-downs or losses from disposition of such properties after acquiring them, it includes this amount in other non-interest expense.  Development and improvement costs relating to OREO are capitalized (assuming they are recoverable).  At December 31, 2011 there were two construction properties valued at $3.5 million, one other real estate property valued at $350,000, and four land development properties valued at $308,000 owned by the Bank that were acquired through the foreclosure process.  At December 31, 2010 there were three other real estate properties valued at $5.6 million, two construction properties valued at $733,000, and three land development properties valued at $344,000 that were categorized as “other real estate owned”.

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

Stock-Based Compensation — The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company has recorded an incremental $1.5 million ($1.0 million net of tax), $1.3 million ($882,000 million net of tax), and $1.4 million ($1.1 million net of tax) of stock-based compensation expense during the years ended December 31, 2011, 2010, and 2009, respectively as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2011.  As of December 31, 2011, $4.4 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.2 years.

Stock-based compensation expense reduced basic earnings per share by $0.07, $0.09, and $0.16 and diluted earnings per share by $0.04, $0.08, and $0.16 for the years ended December 31, 2011, 2010, and 2009, respectively.

Comprehensive Income — The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The guidance also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had an accumulated other comprehensive loss totaling $(591,000), net of tax, at December 31, 2011, an accumulated other comprehensive loss totaling $(2.2) million, net of tax, at December 31, 2010 and an accumulated other comprehensive loss of $(617,000), net of tax, at December 31, 2009.

	Year ended December 31,
(dollars in thousands)	2011	2010	2009

Net income	$7,847	$2,591	$1,435

Other comprehensive earnings-
Net unrealized gains (losses) on supplemental executive retirement plan	(105)	(168)	335
Net unrealized gains (losses) on cash flow hedges	231	(788)	(1,854)
Net unrealized gains (losses) on securities available for sale	(1,723)	(615)	(153)

Total comprehensive income (loss)	$6,250	$1,020	$(237)

Segments of an Enterprise and Related Information — The Company has adopted guidance issued by the FASB that requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environment in which it operates to help users of financial statements better understand its performance, better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole.  The Company has determined that it has one segment, general commercial banking, and therefore it is appropriate to aggregate the Company’s operations into a single operating segment.

Derivative Instruments and Hedging Activities — The Company has adopted guidance issued by the FASB that clarifies the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

2.                                      EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options or warrants and vesting of restricted stock. Common stock equivalents are included in the diluted earnings per share calculation to the extent these shares are dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common shareholders is as follows (in thousands, except for per share amounts):

	Year ended December 31,
(dollars in thousands, except share data)	2011	2010	2009

Net income	$7,847	$2,591	$1,435
Less:
Dividends on preferred shares	(200)	(1,955)	(4,203)
Net income (loss) available to common shareholders	$7,647	$636	$(2,768)

Weighted average shares used in computing:
Basic common shares	14,247,853	9,820,755	6,571,479
Dilutive potential common shares related to stock options, restricted stock, warrants, and preferred shares using the treasury stock method	394,407	413,780	0
Total average common shares and equivalents	14,642,260	10,234,535	6,571,479

Basic earnings (loss) per share	$0.54	$0.06	$(0.42)
Diluted earnings (loss) per share	$0.52	$0.06	$(0.42)

There were 679,386 options to acquire common stock (including those issuable pursuant to contingent stock agreements) and 3,025 shares of issued and outstanding restricted common stock that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for year ended December 31, 2011.

3.                                      SECURITIES

As of December 31, 2011 and December 31, 2010, the Company had securities available for sale of $224.0 million and $208.1 million, respectively, and securities held to maturity of $16.3 million and $9.2 million, respectively. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and estimated fair values of securities as of December 31, 2011 and December 31, 2010 are reflected in the following table.

	As of December 31, 2011
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale
Debt securities:
U.S. government agency securities	$14,873	$141	$—	$15,014
Mortgage backed securities	181,226	1,972	(59)	183,138
Corporate Bonds	26,294	56	(491)	25,859
Total debt securities	222,393	2,169	(550)	224,011

Equity securities	—	—	—	—

Total securities available for sale	$222,393	$2,169	$(550)	$224,011

Securities held to maturity
Debt securities:
Mortgage backed securities	$16,256	$348	$—	$16,604
Total debt securities	16,256	348	—	16,604

Total securities held to maturity	$16,256	$348	$—	$16,604

Total investment securities	$238,649	$2,517	$(550)	$240,615

	As of December 31, 2010
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale
Debt securities:
U.S. government agency securities	$49,417	$218	$(61)	$49,574
Mortgage backed securities	111,901	360	(1,845)	110,416
Corporate Bonds	7,908	48	—	7,956
Total debt securities	169,226	626	(1,906)	167,946

Equity securities	40,153	—	—	40,153

Total securities available for sale	$209,379	$626	$(1,906)	$208,099

Securities held to maturity
Debt securities:
Mortgage backed securities	$9,204	$2	$—	$9,206
Total debt securities	9,204	2	—	9,206

Total securities held to maturity	$9,204	$2	$—	$9,206

Total investment securities	$218,583	$626	$(1,906)	$217,305

The scheduled maturities of investment securities available for sale at December 31, 2011 were as follows:

	December 31, 2011
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$7,127	$7,184
Due after one year through five years	63,412	64,228
Due after five years through ten years	43,670	44,026
Due after ten years	108,184	108,573
Total securities available for sale	222,393	224,011

Due in one year or less	$—	$—
Due after one year through five years	7,733	7,797
Due after five years through ten years	—	—
Due after ten years	8,523	8,806
Total securities held to maturity	16,256	16,604

Total investment securities	$238,649	$240,615

	December 31, 2010
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$23,924	$24,050
Due after one year through five years	67,160	67,142
Due after five years through ten years	38,207	37,364
Due after ten years	39,935	39,390
Total debt securities available for sale	169,226	167,946

Equity securities available for sale	40,153	40,153

Total securities available for sale	209,379	208,099

Due in one year or less	—	—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	9,204	9,206
Total securities held to maturity	9,204	9,206

Total investment securities	$218,583	$217,305

As of December 31, 2011 and December 31, 2010, no investment securities were pledged as collateral. As of December 31, 2011, $530,000 in unrealized losses was attributable to 20 securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2010, $1.9 million in unrealized losses was attributable to 33 securities that had been in an unrealized loss position for less than 12 months.  Because the Bank had the ability to hold these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011, $20,000 in unrealized losses was attributable to three securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2010, $11,000 in unrealized losses was attributable to one security that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of December 31,2011 and December 31, 2010, were caused by market interest rate increases subsequent to the purchase of the securities.  Because the Company had the ability to hold these investments until a recovery in fair value, which may be maturity, these investments was not considered to be other-than-temporarily impaired as of December 31,2011 and December 31, 2010, respectively.

4.             LOANS AND ALLOWANCES FOR CREDIT LOSSES

The following summarizes the characteristics of the loan portfolio for the years ended December 31, 2011 and 2010:

	As of December 31,
(dollars in thousands)	2011	2010

Commercial	$330,348	$269,034
Real estate construction	47,213	40,705
Land loans	6,772	9,072
Real estate other	157,446	138,633
Factoring and asset based	142,482	122,542
SBA	73,336	67,538
Other	4,431	4,023
Total gross loans	762,028	651,547
Unearned fee income	(2,792)	(1,444)
Total loan portfolio	759,236	650,103
Less allowance for credit losses	(18,540)	(15,546)
Total loan portfolio, net	$740,696	$634,557

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

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt by the borrower. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Substandard loans for which payments have ceased and are 90 days or more past due, or for which the likelihood of full collection of interest and principal is doubtful, are placed on nonaccrual.  Loans that have been placed on nonaccrual status are also considered impaired.

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of December 31, 2011 and December 31, 2010.

	As of December 31, 2011
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$317,923	$991	$10,636	$798	$330,348
Real estate construction	45,283	—	1,930	—	47,213
Land loans	5,056	—	1,176	540	6,772
Real estate other	117,318	7,746	26,198	6,184	157,446
Factoring and asset based	140,274	—	—	2,208	142,482
SBA	59,605	2,834	8,787	2,110	73,336
Other	4,431	—	—	—	4,431
Total gross loans	$689,890	$11,571	$48,727	$11,840	$762,028

	As of December 31, 2010
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$257,638	$4,011	$6,255	$1,130	$269,034
Real estate construction	31,395	—	3,968	5,342	40,705
Land loans	4,384	—	1,512	3,176	9,072
Real estate other	90,759	11,958	29,283	6,633	138,633
Factoring and asset based	122,452	—	90	—	122,542
SBA	59,902	1,103	6,305	228	67,538
Other	3,836	—	—	187	4,023
Total gross loans	$570,366	$17,072	$47,413	$16,696	$651,547

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

The following table summarizes the payment status of the loan portfolio as December 31, 2011 and December 31, 2010.

	As of December 31, 2011
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$329,550	$—	$—	$—	$798	$330,348
Real estate construction	47,213	—	—	—	—	47,213
Land loans	6,232	—	—	—	540	6,772
Real estate other	151,262	—	—	—	6,184	157,446
Factoring and asset based	140,274	—	—	—	2,208	142,482
SBA	71,060	166	—	—	2,110	73,336
Other	4,411	12	8	—	—	4,431
Total gross loans	$750,002	$178	$8	$—	$11,840	$762,028

	As of December 31, 2010
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$266,073	$—	$1,831	$—	$1,130	$269,034
Real estate construction	35,363	—	—	—	5,342	40,705
Land loans	5,896	—	—	—	3,176	9,072
Real estate other	132,000	—	—	—	6,633	138,633
Factoring and asset based	122,542	—	—	—	—	122,542
SBA	67,291	19	—	—	228	67,538
Other	3,836	—	—	—	187	4,023
Total gross loans	$633,001	$19	$1,831	$—	$16,696	$651,547

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

As of December 30, 2011, the Company had eleven loans totaling $17.1 million classified as troubled debt restructurings.  The eleven loans were comprised of two commercial loans, one real estate construction loan, one land loan, four other real estate loans, and three SBA loans.  Troubled debt restructurings represented 2.2% of total gross loans as of December 31, 2011. As of December 31, 2010, the Company had eight loans totaling $16.5 million classified as troubled debt restructurings. The eight loans were comprised of one commercial loan, one construction loan, three land loans and three other real estate loans.

As of December 31, 2011 and 2010, the Company had commitments of $138,000, to lend additional funds for other real estate loans classified as troubled debt restructurings.

During the year ended December 31, 2011, the Company modified $739,000 in commercial loans, $1.9 million in real estate construction loans, $217,000 in land loans, $3.1 million in other real estate loans, and $597,000 in SBA loans. During the year ended December 31, 2010, the Company modified $40,000 in commercial loans. The modification of the terms of such loans included extended amortization periods or extended maturity dates.

Loans modified within the last twelve months that defaulted during the year ended December 31, 2011 were comprised of one commercial loan with a balance of $224,000 as of December 31, 2011.  This loan was included in nonaccrual loans as of December 31, 2011.

The following table summarizes the loans categorized as troubled debt restructurings at December 31, 2011 and December 31, 2010.  The troubled debt restructurings considered performing and nonaccrual are both included in the “Substandard” category in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of December 31, 2011
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Recorded	Recorded	Recorded	Recorded	Recorded	Recorded
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$497	$487	$294	$224	$791	$711
Real estate construction	1,990	1,930	—	—	1,990	1,930
Land loans	217	202			217	202
Real estate other	6,983	7,464	7,711	6,184	14,694	13,648
Factoring and asset based	—	—	—	—	—	—
SBA	601	594	—	—	601	594
Other	—	—	—	—	—	—
Total gross loans	$10,288	$10,677	$8,005	$6,408	$18,293	$17,085

	As of December 31, 2010
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Recorded	Recorded	Recorded	Recorded	Recorded	Recorded
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$40	$37	$—	$—	$40	$37
Real estate construction	—	—	3,292	3,051	3,292	3,051
Land loans	—	—	5,119	2,197	5,119	2,197
Real estate other	3,853	4,457	7,711	6,759	11,564	11,216
Factoring and asset based	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Other	—	—	—		—	—
Total gross loans	$3,893	$4,494	$16,122	$12,007	$20,015	$16,501

The $10.7 million of performing troubled debt restructurings as of December 31, 2011 included an additional $5.2 million in troubled debt restructurings identified upon adoption of the new accounting standard ASU 2011-02, A Creditors Determination of Whether a Restructuring is a Trouble Debt Restructuring.  Since adoption of the new standard was appropriately applied only to restructurings occurring on or after January 1, 2011, the December 31, 2010 troubled debt restructurings reflected in the above table do not include any potential troubled debt restructurings that may have been identified as a result of the new guidance.

Loans are designated as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of December 31, 2011 and December 31, 2010 loans designated as impaired consisted only of nonaccrual loans and troubled debt restructurings.  There were no loans outstanding that were less than or greater than 90 days or more past due and accruing interest that were considered impaired at December 31, 2011 and December 31, 2010.

The following table summarizes the loans categorized as impaired at December 31, 2011 and December 31, 2010.

	December 31,	December 31,
(dollars in thousands)	2011	2010

Nonaccrual loans (1)	$11,840	$16,696
Trouble debt restructurings - performing	10,677	4,494
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$22,517	$21,190

(1)  Nonaccrual loans include troubled debt restructurings of $6.4 million and $12.0 million at December 31, 2011 and December 31, 2010, respectively.

Impaired loans at December 31, 2011 were comprised of loans with legal contractual balances totaling approximately $26.7 million reduced by approximately $1.7 million received in non-accrual interest and impairment charges of $2.5 million which have been charged against the allowance for credit losses.

Impaired loans at December 31, 2010 were comprised of loans with legal contractual balances totaling approximately $27.8 million reduced by $960,000 received in non-accrual interest and impairment charges of $5.7 million which have been charged against the allowance for credit losses.

The following summarizes the breakdown of impaired loans by category as of December 31, 2011 and December 31, 2010:

	As of December 31, 2011		As of December 31, 2010
	Upaid		Upaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$2,881	$1,285	$2,153	$1,167
Real estate construction	1,930	1,930	7,653	5,342
Land loans	2,788	742	5,288	3,176
Real estate other	16,364	13,648	12,318	11,090
Factoring and asset based	2,618	2,208	—	—
SBA	3,339	2,704	390	228
Other	—	—	—	187
Total gross loans	$29,920	$22,517	$27,802	$21,190

Consistent with the Bank’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Bank did not record income from the receipt of cash payments related to nonaccrual loans during the years ended December 31, 2011 and 2010.  Interest income recognized on impaired loans represents interest the Bank recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2011 and December 31, 2010:

	As of December 31,
	2011		2010		2009
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized

Commercial	$1,208	$29	$681	$3	$318	$12
Real estate construction	3,636	109	5,110	75	6,634	106
Land loans	1,959	13	4,058	—	5,275	461
Real estate other	12,388	384	17,250	127	12,346	30
Factoring and asset based	1,104	—	—	—	—	—
SBA	1,466	58	228	—	139	84
Other	94	—	191	—	97	—
Total gross loans	$21,855	$593	$27,518	$205	$24,809	$693

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The entire allowance is available for any loan that, in management’s judgment should be charged-off.

The allowance generally consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired; however, it is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans versus providing a specific reserve.  As such, the allowance for credit losses of $18.5 million and $15.5 million as of December 31, 2011 and December 31, 2010, respectively, reflected general reserves for non-impaired loans and was based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that were likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors included consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of December 31, 2011 and December 31, 2010:

	As of December 31, 2011
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,285	$—	$329,063	$5,545	$330,348	$5,545
Real estate construction	1,930	—	45,283	1,220	47,213	1,220
Land loans	742	—	6,030	613	6,772	613
Real estate other	13,648	—	143,798	6,111	157,446	6,111
Factoring and asset based	2,208	—	140,274	2,381	142,482	2,381
SBA	2,704	—	70,632	2,567	73,336	2,567
Other	—	—	4,431	103	4,431	103
Total	$22,517	$—	$739,511	$18,540	$762,028	$18,540

	As of December 31, 2010
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,167	$—	$267,867	$4,616	$269,034	$4,616
Real estate construction	5,342	—	35,363	1,628	40,705	1,628
Land loans	3,176	—	5,896	622	9,072	622
Real estate other	11,090	—	127,543	5,358	138,633	5,358
Factoring and asset based	—	—	122,542	1,670	122,542	1,670
SBA	228	—	67,310	1,575	67,538	1,575
Other	187	—	3,836	77	4,023	77
Total	$21,190	$—	$630,357	$15,546	$651,547	$15,546

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2011, 2010, and 2009.

		Real		Real	Factoring
		Estate	Land	Estate	and Asset
(dollars in thousands)	Commercial	Construction	Loans	Other	Based	SBA	Other	Total

As of December 31, 2010	$4,616	$5,358	$1,628	$622	$1,575	$1,670	$77	$15,546
Provision charged to expense	1,056	41	(2,028)	1,386	807	1,312	26	2,600
Charge-offs	756	—	340	1,395	—	415	—	2,906
Recoveries	628	712	1,960	—	—	—	—	3,300
As of December 31, 2011	$5,544	$6,111	$1,220	$613	$2,382	$2,567	$103	$18,540

Individually Evaluated for Impairment	1,285	1,930	742	13,648	2,208	2,704	0	22,517
Collectively Evaluated for Impairment	329,063	45,283	6,030	143,798	140,274	70,632	4,431	739,511

		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2009	$6,313	$5,173	$1,376	$764	$1,061	$1,175	$150	$16,012
Provision charged to expense	(1,391)	660	866	3,185	603	495	282	4,700
Charge-offs	1,406	1,274	748	4,013	132	—	606	8,179
Recoveries	1,100	799	134	686	43	—	251	3,013
As of December 31, 2010	$4,616	$5,358	$1,628	$622	$1,575	$1,670	$77	$15,546

Individually Evaluated for Impairment	1,167	5,342	3,176	11,090	0	228	187	21,190
Collectively Evaluated for Impairment	267,867	35,363	5,896	127,543	122,542	67,310	3,836	630,357

		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2008	$6,179	$2,495	$5,197	$1,592	$1,222	$1,673	$196	$18,554
Provision charged to expense	2,503	7,033	(1,147)	1,516	(161)	(498)	(46)	9,200
Charge-offs	3,108	4,561	2,674	2,452	—	—	—	12,795
Recoveries	739	206	—	108	—	—	—	1,053
As of December 31, 2009	$6,313	$5,173	$1,376	$764	$1,061	$1,175	$150	$16,012

Individually Evaluated for Impairment	231	5,377	4,940	21,810	0	1,485	—	33,843
Collectively Evaluated for Impairment	253,545	15,224	7,823	127,807	66,660	66,144	5,395	542,598

5.             PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at December 31, 2011 and December 31, 2010 are comprised of the following:

	As of December 31,
(dollars in thousands)	2011	2010

Leasehold improvements	$5,553	$5,427
Furniture and equipment	3,579	3,431
Capitalized software	3,843	3,220
Premises and equipment	12,975	12,078
Less accumulated depreciation and amortization	(10,638)	(9,498)
Premises and equipment, net	$2,337	$2,580

Depreciation and amortization amounted to $1.1 million, $1.4 million, and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

6.             DEPOSITS

The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of December 31, 2011, 2010 and 2009.

	As of December 31,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$660,036	66.09%	$443,806	52.34%
Interest-bearing demand	4,272	0.43%	5,275	0.62%
Money market and savings	298,145	29.85%	355,772	41.96%
Certificates of depoosit:
Less than $100	4,213	0.42%	9,212	1.09%
$100 and more	32,009	3.21%	33,881	4.00%

Total deposit portfolio	$998,675	100.00%	$847,946	100.00%

At December 31, 2011, time deposits of $100,000 or more have remaining maturities as follows:

(in thousands)

3 months or less	$22,441
Over 3 months to 6 months	5,111
Over 6 months to 12 months	4,458
Over 1 year to 5 years	—
TOTAL	$32,009

At December 31, 2011, the scheduled maturities of all time deposits are as follows:

(in thousands)

2012	$36,202
2013	—
2014	—
2015	—
2016	20
$36,222

7.                                      JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS

Junior Subordinated Debt Securities

On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2035.  Interest was payable quarterly on these debt securities at a fixed rate of 5.90% for the first five years, and thereafter interest accrues at LIBOR plus 1.98%. In April of 2008, the Company entered into an interest rate swap agreement to fix the variable cash outflows associated with the debt securities to Bridge Captital Trust I for an additional five years at 6.11%.  See “14. Derivative Instruments and Hedging Activities” for further discussion. The debt securities can be redeemed at par at the Company’s option beginning in March 2010; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the Trust.  The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

On September 30, 2006 the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust II, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2037.  Interest was payable quarterly on these debt securities at a fixed rate of 6.60% for the first five years, and thereafter interest accrues at LIBOR plus 1.38%. In September of 2008, the Company entered into an interest rate swap agreement to fix the variable cash outflows associated with the debt securities to Bridge Captial Trust II for an additional five years at 6.09%. See “14. Derivative Instruments and Hedging Activities” for further discussion.  The debt securities can be redeemed at par at the Company’s option beginning in April 2011; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

Other Borrowings

The Company had no other borrowings at December 31, 2011.

At December 31, 2010, other borrowings consisted of $7.7 million of SBA loans sold in the fourth quarter 2011.  Certain recourse provisions in SBA sales agreements as of December 31, 2010 caused a delay in the recognition of the sale transaction under current accounting standards.  Proceeds from SBA loan sales were recognized as a secured borrowing until the recourse provisions expired, which was typically three months after the settlement date.  Upon expiration of the recourse provisions, in the first quarter of 2011 the Company recognized a gain on the sale and derecognized the loan receivable and the related secured borrowing. As of December 31, 2011, the recourse provisions in SBA loan agreements, industry-wide, have been amended to comply with current accounting standards which provide for the immediate recognition of a gain on sale and derecognition of the related loan receivable.

As of December 31, 2011, the Company had a total borrowing capacity of approximately $391.0 million for which the Company had collateral in place to borrow $96.0 million.  As of December 31, 2011, $12.0 of this borrowing capacity was pledged to secure a letter of credit.

The Company also has unsecured borrowing lines with correspondent banks totaling $22.0 million.  At December 31, 2011, there were no balances outstanding on these lines.

8.             INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
(dollars in thousands)	2011	2010	2009
Current:
Federal	$8,169	$1,784	$(172)
State	1,780	338	20
Total current	$9,949	$2,122	$(152)

Deferred:
Federal	(3,497)	(121)	(146)
State	(955)	(46)	(287)
Total deferred	(4,452)	(167)	(433)
Income tax provision	$5,497	$1,955	$(585)

Deferred income taxes reflect the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2011, 2010 and 2009 are as follows:

	As of ended December 31,
(dollars in thousands)	2011	2010	2009
Deferred tax assets (liability):
Deferred loan fee	$977	$486	$508
Allowance for credit losses	6,613	5,441	5,604
State income taxes	3,799	2,574	2,566
Fixed assets	579	690	485
Accrued expenses	4,507	271	634
Other	192	2,753	2,250
Net deferred tax asset	$16,667	$12,215	$12,047

In addition to the above net deferred tax asset, the Company has additional deferred tax assets / (liabilities) arising from adjustments to other comprehensive income aggregating $362,000, $1.5 million and $433,000, as of December 31, 2011, 2010 and 2009, respectively.

Income tax returns for the years ended December 31, 2010, 2009 and 2008 are open to audit by the federal authorities and income tax returns for the years ended December 31, 2010, 2009, 2008 and 2007 are open to audit by California authorities.  Unrecognized tax benefits are not expected to significantly increase or decrease within the next twelve months.

The effective tax rate differs from the federal statutory rate as follows:

	Year ended December 31,
	2011	2010	2009

Federal statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal effect	4.02%	4.17%	-20.39%
BOLI income	-1.02%	-3.02%	-17.35%
Low income housing credits	-1.93%	-6.84%	-98.98%
Stock-based compensation	0.59%	2.53%	25.22%
Other, net	4.54%	11.16%	7.69%
Income taxes	41.20%	43.00%	-68.81%

9.             STOCK BASED COMPENSATION

On May 18, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (the “Plan”) which supersedes the Stock Option Plan that was established in 2001.  The Plan provides for the following types of stock-based awards:  incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock awards; restricted stock units; performance units; and stock grants.  As of December 31, 2011, the Company has issued incentive stock options, nonqualified stock options, and restricted stock awards under the Plan.

Options issued under the Plan may be granted to employees and non-employee directors and may be either incentive or nonqualified stock options as defined under current tax laws.  The exercise price of each option must equal the market price of the Company’s stock on the date of the grant.  The term of the option may not exceed 10 years and generally vests over a 4 year period.

Restricted stock awards issued under the Plan may be granted to employees and non-employee directors.  The grant price of each award equals the market price of the Company’s stock on the date of the grant.  The awards generally vest after a 5 year period.  During the period of restriction, participants holding restricted stock awards have full voting and dividend rights on the shares.

The vesting of any award granted under the plan may be accelerated in the event of a merger or sale of the Company if the acquiring entity does not assume or replace the awards with comparable awards.

At the time the 2006 Equity Incentive Plan was adopted, the total authorized shares available for issuance under the 2001 Stock Option Plan was 1,813,225 shares and the number of shares available for future grant was 253,577 shares.  As the 2006 Equity Incentive Plan supersedes the 2001 Stock Option Plan, no further grants may be made under the 2001 plan and as such, the 253,577 shares that were available for future grant under the 2001 plan may no longer be awarded. The total shares that are authorized for issuance under the 2006 Equity Incentive Plan is 1,703,283 shares.

As of December 31, 2011, there were 1,608,394 shares underlying outstanding stock option and restricted stock awards under the Company’s stock-based compensation plans and 383,803 shares available for future grants under the 2006 Equity Incentive Plan.

A summary of the Company’s non-vested shares of restricted stock awards as of December 31, 2011 and changes during the period ended on that date is presented below:

	Non-Vested Restricted Stock Awards
		Weighted
	Number	Average Grant
	of Shares	Date Fair Value

Balances, December 31, 2010	500,055	$7.00

Granted	330,939	9.15
Vested	(21,660)	22.39
Forfeited	(16,920)	6.28

Balances, December 31, 2011	792,414	$7.49

Balances, December 31, 2009	526,095	$6.99

Granted	8,200	7.31
Vested	(24,000)	4.56
Forfeited	(10,240)	12.06

Balances, December 31, 2010	500,055	$7.00

Balances, December 31, 2008	316,355	$7.60

Granted	240,660	5.94
Vested	—	0.00
Forfeited	(30,920)	5.03

Balances, December 31, 2009	526,095	$6.99

A summary of the Company’s stock option awards as of December 31, 2011 and changes during the period ended on that date are presented below:

	Stock Option Awards Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price

Balances, December 31, 2010	1,216,260	$11.81

Granted	295,586	10.60
Exercised (aggregate intrinsic value of $1,656,656)	(407,881)	5.33
Cancelled	(211,700)	17.60
Expired	(76,285)	18.84

Balances, December 31, 2011	815,980	$12.45

	Stock Option Awards Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price

Balances, December 31, 2009	1,336,029	$11.42

Granted	91,000	8.14
Exercised (aggregate intrinsic value of $515,891)	(169,700)	5.42
Cancelled	(6,675)	17.47
Expired	(34,394)	17.52

Balances, December 31, 2010	1,216,260	$11.81

Balances, December 31, 2008	1,290,347	$12.28

Granted	104,200	5.40
Exercised (no intrinsic value)	—	0.00
Cancelled	(45,189)	19.98
Expired	(13,329)	18.38

Balances, December 31, 2009	1,336,029	$11.42

The following table summarizes information about stock options outstanding at December 31, 2011. Of the stock option awards outstanding as of December 31, 2011, 406,229 shares were fully vested with a weighted average exercise price of $15.28.

			Stock Option Awards Outstanding			Stock Option Awards Exercisable
				Weighted	Weighted		Weighted	Weighted
				Remaining	Exercise		Remaining	Exercise
Exercise Price range			Shares	Life (Years)	Price	Shares	Life (Years)	Price

$4.40	-	$6.75	102,594	6.4	$5.61	50,344	5.5	$5.84
$6.76	-	$12.50	393,486	9.0	10.02	40,374	5.7	8.17
$12.51	-	$19.40	175,400	3.2	13.79	171,011	3.2	13.80
$19.41	-	$22.75	144,500	5.3	22.32	144,500	5.3	22.32

			815,980	6.8	$12.45	406,229	4.4	$15.28

The aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2011 was $777,000 and $321,000, respectively.

The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates.  The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors including implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The interest rate used is a risk free rate represented by the US Treasury Rate Yield Curve associated with the expected life of the award.

The weighted average assumptions used for 2011, 2010, and 2009 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Year ended December 31,
	2011	2010	2009

Expected life	75 months	75 months	75 months

Stock volatility	35.0%	45.0%	28.0%

Risk free interest rate	1.7%	2.7%	2.3%

Dividend yield	0.0%	0.0%	0.0%

Fair value per share	$2.17	$3.80	$1.77

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

The following table reflects the accumulated benefit obligation and funded status of the SERP for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
(dollars in thousands)	2011	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$4,288	$3,469	$3,492
Service cost	446	340	346
Interest cost	233	213	167
Amendments	126	—	—
Actuarial (gains)/losses	(226)	325	(477)
Acquisitions/(divestitures)	—	—	—
Expected benefits paid	(59)	(59)	(59)
Projected benefit obligation at end of year	$4,808	$4,288	$3,469
Unfunded projected/accumulated benefit obligation	(4,808)	(4,288)	(3,469)
Additional liability	$—	$—	$—

Weighted average assumptions to determine benefit obligation as of December 31:
Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost recognized for the years ended December 31, 2011 and 2010 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2012 are as follows:

	Year ended December 31,
(dollars in thousands)	2012	2011	2010
Components of net periodic benefit cost
Service cost	$607	$446	$340
Interest cost	274	233	213
Expected return on plan assets	—	—	—
Amortization of transition obligation (asset)	—	—	—
Amortization of prior service cost	95	86	85
Amortization of actuarial (gains)/losses	(33)	(14)	(45)
Net periodic benefit cost	$943	$751	$593

Other comprehensive income (cost)	$(62)	$(72)	$(40)

11.          RELATED PARTY TRANSACTIONS

There are no existing or proposed material interests or transactions between the Bank and/or any of its officers or directors outside the ordinary course of the Bank’s business.

12.          COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

The Bank’s San Jose and Palo Alto locations are leased under non-cancelable operating leases that expire in 2016 and 2014, respectively.  The Bank has renewal options with adjustments to the lease payments based on changes in the consumer price index.

Future minimum annual lease payments are as follows (dollars in thousands):

Future lease payments
For years ended December 31,

2012	$1,770
2013	1,756
2014	1,458
2015	1,472
2016	1,517
$7,973

Rental expense under operating leases was $1.9 million in 2011, $2.0 million in 2010 and $2.0 million in 2009.

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

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include loan commitments of $429.4 million, $286.8 million and $222.3 million at December 31, 2011, 2010 and 2009, respectively.  The Bank’s exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2011, no losses are anticipated as a result of these commitments. We have also issued certain guarantees which include financial letters of credit in the amounts of $18.8 million, $16.8 million, and $14.1 at December 31, 2011, 2010 and 2009, respectively.

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

Undisbursed loan commitments were comprised of the following at December 31, 2011 (dollars in thousands):

Loan Category	Amount

Commercial	$327,186
SBA	—
Real estate construction	24,190
Land loans	—
Real estate other	15,418
Factoring/ABL	52,688
Other	9,961
Total	$429,443

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2011
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$224,011	$—	$224,011	$—
Cash flow hedge	(2,135)	—	(2,135)	—
Warrant portfolio	563	—	—	563

Total	$222,439	$—	$221,876	$563

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3

Securities available for sale	$208,098	$—	$208,098	$—
Cash flow hedge	(1,750)	—	(1,750)	—
Warrant portfolio	724	—	—	724

Total	$207,072	$—	$206,348	$724

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the year ended December 31, 2011.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis for the years ended December 31, 2011 and 2010 included OREO of $4.1 million and $6.6 million, respectively.  The fair value of OREO was determined using Level 2 assumptions.  The Company charged-off $335,000 and $1.2 million during the years ended December 31, 2011 and 2010, respectively, as a result of declines in the OREO property values.  The assets measured at fair value on a non-recurring basis for the years ended December 31, 2011 and 2010 also included impaired loans of $22.5 million and $21.2 million, respectively.  The fair value of impaired loans was determined using Level 3 assumptions.  The Company charged-off $2.9 million and $8.2 million during the years ended December 31, 2011 and 2010, respectively, as a result of impaired loans.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at December 31, 2011 and 2010.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits, bank owned life insurance, and cash flow hedge (see Note 3 for information regarding securities).

(dollars in thousands)

	Year ended December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$17,135	$17,135	$8,676	$8,676
Federal funds sold	106,690	106,690	114,240	114,240
Interest bearing Deposits in other Banks	335	335	2,539	2,539
Investments securities	240,268	240,268	217,303	217,303
Loans and leases, net of unearned fees	759,236	760,884	650,103	663,030
Bank owned life insurance	10,782	10,782	10,393	10,393

Financial liabilities:
Deposits	998,675	996,659	847,946	846,701
Trust preferred securities	17,527	17,600	17,527	17,607
Other borrowings	—	—	7,672	7,650
Cash flow hedge	2,135	2,135	1,750	1,750

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of December 31, 2011 and December 31, 2010.  The Company did not have any derivative instruments that were assets as of December 31, 2011 and December 31, 2010.

(dollars in thousands)

		Fair Value
Derivatives Designated as Hedging	Balance Sheet	December 31,	December 31,
Instruments Under SFAS 133	Location	2011	2010

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	2,135	1,750

Total hedged derivatives		$2,135	$1,750

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of December 31, 2011, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the years ended December 31, 2011 and 2010.

During the years ended December 31, 2011 and 2010, such derivatives were used to hedge the forecasted variable cash outflows associated with the subordinated debt related to trust preferred securities. During the years ended December 31, 2011 and 2010, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(981,000) and $(1.4) million, respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $644,000 will be reclassified as an increase to interest income and $573,000 will be reclassified as an increase to interest expense.  During the years ended December 31, 2010, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions related to certain terminated interest rate swaps becoming probable not to occur.  There were no accelerated amounts for the year ended December 31, 2011.  The accelerated amounts for the year ended December 31, 2010 was a gain of $43,000.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the years ended December 31, 2011 and 2010.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three and nine months ended September 30, 2011 and 2010, respectively, and as such there were no amounts included in derivative income or expense during these periods:

(dollars in thousands)

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Year ended December 31,
	2011	2010

Net interest income	$(591)	$(105)
Non-interest income	—	43

Total derivative income	$(591)	$(62)

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

As of December 31, 2011 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.2 million. As of December 31, 2011, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2011, it would have been required to settle its obligations under the agreements at the termination value.

15.          BRIDGE CAPITAL HOLDINGS

The following are the financial statements of Bridge Capital Holdings (parent company only):

BALANCE SHEETS

(dollars in thousands)

	As of December 31,
	2011	2010
Assets:
Cash and due from banks	$4,806	$5,294
Investments	—	40,153
Investment in bank & subsidiaries	142,028	114,871
Other assets	2,402	1,430
Total Assets	$149,236	$161,748

Liabilities:
Junior Subordinated Debt	$17,527	$17,527
Other liabilities	2,195	1,918
Total Liabilities	19,722	19,445

Capital:
Common stock	106,673	104,843
Preferred stock	—	23,864
Retained earnings	15,584	13,193
Current year net income	7,847	2,591
Other Comprehensive income	(591)	(2,188)
Total Capital	129,513	142,303
Total Liabilities and Capital	$149,235	$161,748

STATEMENTS OF OPERATIONS

(dollars in thousands)

	Year ended December 31,
	2011	2010	2009
Interest income	$12	$32	$76
Interest expense	1,084	1,086	1,042
Noninterest income	392	36	—
Noninterest expense	790	647	591

Loss before income taxes	(1,470)	(1,665)	(1,557)
Income taxes	712	—	—
Loss before undistributed income of the bank	(758)	(1,665)	(1,557)
Equity in undistributed income of the bank	8,605	4,256	2,992
Net income	$7,847	$2,591	$1,435

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2011	2010	2009

Cash Flow From Operating Activities:
Net income	$7,847	$2,591	$1,435
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings (loss) of subsidiaries	(8,605)	(4,256)	(2,992)
Net change in other assets	(700)	(230)	(536)
Net change in other liabilities	277	(480)	2,215
Net cash (used in) provided by operating activities	(1,181)	(2,375)	122

Cash Flow From Investing Activities:
Purchase and sale of investments available for sale	40,153	(40,153)	—
Investment in subsidiary	(15,460)	—	—
Net cash provided by (used in) financing activities	24,693	(40,153)	—

Cash Flow From Financing Activities:
Proceeds from sale of Common stock	1,459	30,370	—
Repurchase of Preferred stock and related warrant	(25,259)	—	—
Common stock issued - preferred dividends	—	2,179	—
Payment of cash dividends	(200)	(1,955)	(4,203)
Net cash (used in) provided by financing activities	(24,000)	30,594	(4,203)

Net decrease in cash and equivalents	(488)	(11,934)	(4,081)
Cash and equivalents at beginning of period	5,294	17,228	21,309
Cash and equivalents at end of period	$4,806	$5,294	$17,228

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Management believes, as of December 31, 2011, that the Bank and the Company meets all capital adequacy requirements to which they are subject.

The following table shows the Company’s capital ratios at December 31, 2011 and 2010 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

(dollars in thousands)

	As of December 31,
	2011		2010
	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital
(to Risk Weighted Assets)	$147,043	14.80%	$161,448	19.61%
Tier 1 capital minimum requirement	$59,597	6.00%	$49,403	6.00%

Total Capital
(to Risk Weighted Assets)	$159,540	16.06%	$171,805	20.87%
Total capital minimum requirement	$99,328	10.00%	$82,339	10.00%

Company leverage
Tier 1 Capital
(to Average Assets)	$147,043	13.36%	$161,448	16.67%
Total capital minimum requirement	$55,020	5.00%	$48,429	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital
(to Risk Weighted Assets)	$121,296	12.27%	$115,439	14.16%
Tier 1 capital minimum requirement	$59,298	6.00%	$48,903	6.00%

Total Capital
(to Risk Weighted Assets)	$133,725	13.53%	$125,693	15.42%
Total capital minimum requirement	$98,830	10.00%	$81,505	10.00%

Bank leverage
Tier 1 Capital
(to Average Assets)	$121,296	11.17%	$115,439	11.93%
Total capital minimum requirement	$54,317	5.00%	$48,389	5.00%

17.          Preferred Stock and Warrant under the TARP Capital Purchase Program

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

Item 9a. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of December 31, 2011, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to its management, including its principal executive and principal officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures..

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management’s report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, management concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2011.  Vavrinek, Trine, Day & Co., LLP’s audit report appears on Page 53.

Item 9b.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart provides information as of December 31, 2011 concerning the Company’s equity compensation plans:

(C)
	(A)		Number of Securities
	Number of Securities	(B)	Remaining Available
	To Be Issued Upon	Weighted Average	For Future Issuance
	Exercise of	Grant Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Stock,	Restricted Stock,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights	Reflected in Column (A)

Equity compensation plans approved by security holders	1,608,394	$10.01	383,803

Equity compensation plans not approved by security holders	—	—	—

Total	1,608,394	$10.01	383,803

The additional information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

BRIDGE CAPITAL HOLDINGS

Date:	March 7, 2012	By:	/s/ Daniel P. Myers
Daniel P. Myers, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Lawrence Owen Brown	Director	March 7, 2012
Lawrence Owen Brown

/s/Howard N. Gould	Director	March 7, 2012
Howard Gould

/s/Dr. Francis J. Harvey	Director	March 7, 2012
Dr. Francis J. Harvey

Chairman
/s/Allan C. Kramer, M.D.	Director	March 7, 2012
Allan C. Kramer, M.D.

/s/Robert P. Latta	Director	March 7, 2012
Robert Latta

Vice Chairman
/s/Thomas M. Quigg	Director	March 7, 2012
Thomas M. Quigg

President
Chief Executive Officer
/s/Daniel P. Myers	Director	March 7, 2012
Daniel P. Myers	(Principal Executive Officer)

/s/Christopher B. Paisley	Director	March 7, 2012
Christopher B. Paisley

/s/Terry S. Schwakopf	Director	March 7, 2012
Terry S. Schwakopf

/s/Barry A. Turkus	Director	March 7, 2012
Barry A. Turkus

Executive Vice President
/s/Thomas A. Sa	Chief Financial Officer	March 7, 2012
Thomas A. Sa	(Principal Financial
and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

(3.1)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K dated 10/1/04)

(3.2)	Amendment to the Company’s Articles of Incorporation dated August 27, 2004 (incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-K dated 10/1/04)

(3.3)

Certificate of Determination specifying the terms of the Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 22, 2008.

(3.4)

Certificate of Determination of Preferences and Rights of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock and Series B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated 12/19/08)

(3.5)

Certificates of Amendment of Certificates of Determination filed with the California Secretary of State on December 18, 2008 (incorporated by reference to Exhibits 3.2 and 3.3 of the Company’s Current Report on Form 8-K dated 12/24/08)

(3.6)

The Company’s Certificate of Determination of Preferences and Rights of Fixed Rate Cumulative Perpetual Preferred Stock, Series C, (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated 12/19/08)

(3.7)	Bylaws as amended through December 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Amendment No. 1 to Form S-3 dated February 19, 2009)

(4.1)

Indenture dated as of December 21, 2004 between Bridge Capital Holdings and JP Morgan Chase Bank as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated 12/31/04)

(4.2)

Amended and Restated Declaration of trust of Bridge Capital Holdings Trust I dated December 21, 2004 Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated 12/31/04)

(4.3)

Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated as of August 21, 2008, which includes as Exhibit A the form of Certificate of Determination for the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C a Summary of Rights to Purchase Shares of Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2008)

(10.1)

Lease for banking office located at 6601 Koll Center Parkway, City of Pleasanton, County of Alameda, State of California (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

(10.2)

Lease for banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated 12/31/04)

(10.3)

Lease for Principal Executive Office and full service banking office located at 55 Almaden Boulevard, Suite 200, City of San Jose, County of Santa Clara, State of California (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K dated 12/31/03)

(10.4)

Lease for additional space (fourth floor) at the Principal Executive Office located at 55 Almaden Boulevard, Suite 200, City of San Jose, State of California (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K dated 12/31/06)

(10.5)

Amendment to lease for banking office located at 525 University Avenue, City of Palo Alto, County of Santa Clara, State of California (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated 12/31/07)

(10.6)	Wire Transfer Service Agreement with BankServ, Inc dated 6/25/02 California (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated 12/31/04)

(10.7)	Bridge Bank Amended and Restated 2001 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K dated 12/31/04)**

(10.8)	Bridge Bank, National Association Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated 12/31/04)**

(10.9)	Bridge Capital Holdings 2006 Equity Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement dated 04/07/06)**

(10.10)

Information Technology Services Agreement between Fidelity National Information Services and Bridge Bank, N.A. dated November 17, 2006 and the schedules thereto (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, Amendment No. 1, filed 02/16/07)

(10.11)

Form of Restricted Stock Purchase Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated 11/16/06)**

(10.12)

Form of Stock Option Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated 11/16/06)**

(10.13)

Amendment to the Company’s 2001 Stock Option Plan to permit the net exercise of nonstatutory options (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated 11/16/06)**

(10.14)

Employment Agreement between Daniel P. Myers, Bridge Capital Holdings and Bridge Bank, National Association dated June 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 21, 2010)**

(10.15)

Employment Agreement between Thomas A. Sa, Bridge Capital Holdings and Bridge Bank, National Association dated June 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2010)**

(10.16)

Employment Agreement between Timothy W. Boothe, Bridge Capital Holdings and Bridge Bank, National Association dated June 15, 2010 (incorporated by reference to Exhibit 10.3to the Company’s Current Report on Form 8-K filed June 21, 2010)**

(10.17)

Employment Agreement between Margaret M. Bradshaw, Bridge Capital Holdings and Bridge Bank, National Association dated June 15, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 21, 2010)**

(10.18)

Employment Agreement between Allen G. Williams, Bridge Capital Holdings and Bridge Bank, National Association dated June 15, 2010 (incorporated by reference to Exhibit 10.5to the Company’s Current Report on Form 8-K filed June 21, 2010) **

(10.19)	Bridge Bank Deferred Compensation Plan dated June 15, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed June 21, 2010)**

(10.20)

Form of Deferred Compensation Non-elective Employer Contribution Participation Agreement dated June 15 2010 with Margaret M. Bradshaw and Allen G. Williams (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 21, 2010)**

(10.23)

Stock Purchase Agreement dated December 4, 2008 between the Company and Carpenter Fund Manager GP, LLC on behalf of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated 12/05/08)

(10.24)

Amendment No. 1 to Stock Purchase Agreement dated December 17, 2008 between the Company and Carpenter Fund Manager GP, LLC on behalf of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated 12/19/08)

(10.25)

Management Rights Letter dated as of December 17, 2008 by and between the Company and Carpenter Fund Manager GP, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated 12/19/08)

(10.26)

Registration Rights Agreement dated as of December 17, 2008 by and between the Company and Carpenter Fund Manager GP, LLC on behalf of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated 12/19/08)

(10.27)

Registration Rights Agreement dated November 18, 2011 by and among the Company and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated 11/23/10)

(21)	Subsidiaries

(23.1)	Consent of Independent Registered Public Accounting Firm — Vavrinek, Trine, Day & Co., LLP

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(99.1)	Fiscal Year Certification under Troubled Assets Relief Program executed by Daniel P. Myers

(99.2)	Fiscal Year Certification under Troubled Assets Relief Program executed by Thomas A. Sa

(101)

The following financial information from Bridge Capital Holdings Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on March 7, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2011, (ii)  the Consolidated Statement of Income for the period ended December 31, 2011, (iii) the Consolidated Statement of Cash Flow for the period ended December 31, 2011, and (iv) Notes to Consolidated Financial Statements.

**Management contract or compensatory plan or arrangement