Form 10-Q
period 2012-03-31
Bridge Capital Holdings
filed 2012-05-07
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of Common Stock outstanding as of April 30, 2012: 15,261,369

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

PART I - FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$21,663	$17,135
Federal funds sold	48,700	106,690
Total cash and equivalents	70,363	123,825

Interest bearing deposits in other banks	335	335
Investment securities	238,556	240,268
Loans, net of allowance for credit losses of $19,304 at March 31, 2012 and $18,540 at December 31, 2011	795,060	740,696
Premises and equipment, net	2,302	2,337
Other real estate owned	4,150	4,126
Accrued interest receivable	3,534	3,291
Other assets	46,522	46,155
Total assets	$1,160,822	$1,161,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand noninterest-bearing	$640,235	$660,036
Demand interest-bearing	4,232	4,272
Money market and savings	320,489	298,145
Time	31,647	36,222
Total deposits	996,603	998,675

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	10	9
Other liabilities	13,560	15,309
Total liabilities	1,027,700	1,031,520

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, no par value; 30,000,000 shares authorized; 15,261,432 shares issued and outstanding at March 31, 2012; 15,145,181 shares issued and outstanding at December 31, 2011	102,115	101,598
Additional paid in capital	5,069	5,075
Retained earnings	26,138	23,431
Accumulated other comprehensive (loss)	(200)	(591)
Total shareholders’ equity	133,122	129,513
Total liabilities and shareholders’ equity	$1,160,822	$1,161,033

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three months ended
	March 31,
	2012	2011
INTEREST INCOME:
Loans	$13,569	$10,816
Federal funds sold	47	82
Investment securities available for sale	1,709	802
Interest bearing deposits in other banks	—	10
Total interest income	15,325	11,710

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	1
Money market and savings	201	227
Certificates of deposit	31	78
Other	246	346
Total interest expense	479	652

Net interest income	14,846	11,058
Provision for credit losses	1,750	750
Net interest income after provision for credit losses	13,096	10,308

NON-INTEREST INCOME:
Service charges on deposit accounts	805	675
International fee income	717	546
Other non interest income	1,020	1,325
Total non-interest income	2,542	2,546

OPERATING EXPENSES:
Salaries and benefits	7,039	5,378
Premises and fixed assets	936	972
Other operating expenses	3,102	3,887
Total operating expenses	11,077	10,237

Income before income taxes	4,561	2,617
Income taxes	1,854	1,047
Net income	$2,707	$1,570

Preferred dividends	—	200
Net income available to common shareholders	2,707	1,370

Basic income per share	$0.19	$0.10
Diluted income per share	$0.18	$0.09
Average common shares outstanding	14,363,541	14,089,577
Average common and equivalent shares outstanding	14,798,723	14,466,839

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three months ended
	March 31,
	2012	2011

NET INCOME	$2,707	$1,570

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities available-for-sale	(243)	1,865
Reclassification adjustment for realized (gains) losses on securities	(319)	93
Unrealized gains (losses) on supplemental executive retirement plan	(16)	11
Unrealized gains (losses) on cash flow hedges	(93)	178
Other comprehensive income (loss), before income taxes	$(671)	$2,147
Income tax (expense) benefit	280	(859)
Other comprehensive income (loss), net of tax	$(391)	$1,288

COMPREHENSIVE INCOME	$2,316	$2,858

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,707	$1,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,750	750
Depreciation and amortization	287	294
Write down of other real estate owned	9	—
Net (gain) loss on sale of loans	(276)	—
Net (gain) loss on sale of other real estate owned	—	(262)
Deferred income tax (credit)	(280)	112
Stock based compensation	378	282
Loans originated for sale	(14,704)	(6,141)
Proceeds from loan sales	5,358	10,763
Net (gain) loss on sale of securities	(319)	93
(Increase) decrease in accrued interest receivable and other assets	(610)	1,153
Increase (decrease) in accrued interest payable and other liabilities	(1,655)	16,550
Net cash provided by (used in) operating activities	(7,355)	25,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(30,979)	(70,074)
Proceeds from sale of securities available for sale	20,739	21,392
Proceeds from maturity of securities available for sale	12,833	62,890
Proceeds from the sale of other real estate owned	—	3,051
Net decrease (increase) in loans	(46,525)	8,296
Net decrease (increase) in interest bearing deposits in other banks	—	979
Purchase of fixed assets	(252)	(110)
Net cash provided by (used in) investing activities	(44,184)	26,424

CASH FLOW FROM FINANCING ACTIVITIES:
Net decrease in deposits	(2,072)	(20,235)
Decrease in other borrowings	—	(7,672)
Proceeds from sale of common stock	149	988
Redemption of preferred stock	—	(23,864)
Payment of cash dividends	—	(200)
Net cash (used in) financing activities	(1,923)	(50,983)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	(53,462)	605
Cash and equivalents at beginning of period	123,825	122,916
Cash and equivalents at end of period	$70,363	$123,521

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$474	$576
Cash paid for income taxes	$255	$18

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$33	$5,810

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters ended March 31, 2012 and 2011, respectively, are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2011 is derived from the audited financial statements; however, it does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities as of the dates and for the periods presented.  For instance, a significant estimate included in the accompanying financial statements is the allowance for loan losses.  Actual results could differ from those estimates.

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

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820), was issued May 2011.  The guidance is intended to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

FASB ASU 2011-05, Presentation of Comprehensive Income (Topic 220), was issued June 2011.  The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This ASU is superceded FASB ASU 2011-12.

FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (Topic 220), which defers the requirement within ASU No. 2011-05 to present the reclassification amounts from other comprehensive income to net income as a separate component on the income statement. The FASB has not yet established a new effective date for these provisions.  The remaining requirements of the ASU No. 2011-05 were not deferred and were effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a material impact on the Company’s financial statements.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $378,000 ($249,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2012, and $282,000 ($188,000 net of tax) during the three months ended March 31, 2011, as a result of the adoption of the guidance issued by the FASB.  Of the $378,000 recorded in the first quarter of 2012, $338,000 pertained to stock based awards previously granted to employees and $40,000 pertained to stock based awards previously granted to directors.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2012 and December 31, 2011.  As of March 31, 2012, $5.4 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.2 years.

Stock-based compensation reduced basic earnings per share by $0.02 and $0.01 and diluted earnings per share by $0.01 and $0.01 for the three months ended March 31, 2012 and 2011, respectively.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive loss totaling $(200,000), net of tax, as of March 31, 2012 and a cumulative other comprehensive loss totaling $(591,000), net of tax, as of December 31, 2011.

Fair Value Measurement

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

See Note 8 to the financial statements for more information and disclosures relating to the Company’s fair value measurements.

Securities

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

	Three months ended
	March 31,
(dollars in thousands, except per share amounts)	2012	2011

Net income	$2,707	$1,570
Less:
Dividends on preferred shares	—	(200)
Net income available for common shareholders	2,707	1,370

Weighted average shares:
Basic common shares	14,363,541	14,089,577
Diluted potential common shares related to stock options, restricted stock, and preferred stock	435,182	377,262
Total average common equivalent shares	14,798,723	14,466,839

Basic earnings per share	$0.19	$0.10
Diluted earnings per share	$0.18	$0.09

There were 625,384 options to acquire common stock (including those issuable pursuant to contingent stock agreements) and 103,518 shares of issued and outstanding restricted common stock that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended March 31, 2012.

3.             Securities

As of March 31, 2012 and December 31, 2011, the Company had securities available for sale of $219.9 million and $224.0 million, respectively, and securities held to maturity of $18.6 million and $16.3 million, respectively. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and approximate fair values of securities as of March 31, 2012 and December 31, 2011 are reflected in the following table:

	As of March 31, 2012
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$16,872	$131	$(15)	$16,988
Mortgage backed securities	174,680	2,242	(88)	176,834
Corporate bonds	26,180	72	(161)	26,091
Total debt securities	217,732	2,445	(264)	219,913

Total securities available for sale	$217,732	$2,445	$(264)	$219,913

Securities held to maturity
Debt securities:
Mortgage backed securities	$18,643	$344	$—	$18,987
Total debt securities	18,643	344	—	18,987

Total securities held to maturity	$18,643	$344	$—	$18,987

Total investment securities	$236,375	$2,789	$(264)	$238,900

	As of December 31, 2011
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$14,873	$141	$—	$15,014
Mortgage backed securities	181,226	1,972	(59)	183,138
Corporate bonds	26,294	56	(491)	25,859
Total debt securities	222,393	2,169	(550)	224,011

Total securities available for sale	$222,393	$2,169	$(550)	$224,011

Securities held to maturity
Debt securities:
Mortgage backed securities	$16,256	$348	$—	$16,604
Total debt securities	16,256	348	—	16,604

Total securities held to maturity	$16,256	$348	$—	$16,604

Total investment securities	$238,649	$2,517	$(550)	$240,615

The scheduled maturities of securities at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$6,428	$6,501
Due after one year through five years	65,299	66,625
Due after five years through ten years	55,858	56,287
Due after ten years	90,147	90,500
Total securities available for sale	217,732	219,913

Due in one year or less	$—	$—
Due after one year through five years	7,649	7,718
Due after five years through ten years	—	—
Due after ten years	10,994	11,269
Total securities held to maturity	18,643	18,987

Total investment securities	$236,375	$238,900

	December 31, 2011
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$7,127	$7,184
Due after one year through five years	63,412	64,228
Due after five years through ten years	43,670	44,026
Due after ten years	108,184	108,573
Total securities available for sale	222,393	224,011

Due in one year or less	$—	$—
Due after one year through five years	7,733	7,797
Due after five years through ten years	—	—
Due after ten years	8,523	8,806
Total securities held to maturity	16,256	16,604

Total investment securities	$238,649	$240,615

As of March 31, 2012 and December 31, 2011, no investment securities were pledged as collateral.  As of March 31, 2012, $136,000 in unrealized losses was attributable to 13 securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2011, $530,000 in unrealized losses was attributable to 20 securities that had been in an unrealized loss position for less than 12 months.  Because the Bank had the ability to hold these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, $128,000 in unrealized losses attributable to six securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2011, $20,000 in unrealized losses was attributable to three securities that had been in an unrealized loss position for greater than 12 months.

These unrealized losses, which had been in an unrealized loss position for one year or longer as of March 31, 2012 and December 31, 2011, were caused by market interest rate increases subsequent to the purchase of the securities.  Because the Bank had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of March 31, 2012 and December 31, 2011, respectively.

4.             Loans

The balances in the various loan categories are as follows as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(dollars in thousands)	2012	2011

Commercial	$362,556	$330,348
Real estate construction	51,986	47,213
Land loans	6,109	6,772
Real estate other	154,697	157,446
Factoring and asset based	154,895	142,482
SBA	82,459	73,336
Other	4,284	4,431
Total gross loans	816,986	762,028
Unearned fee income	(2,622)	(2,792)
Total loan portfolio	814,364	759,236
Less allowance for credit losses	(19,304)	(18,540)
Loans, net	$795,060	$740,696

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$347,069	$5,906	$9,324	$257	$362,556
Real estate construction	50,046	—	1,940	—	51,986
Land loans	4,678	—	933	498	6,109
Real estate other	118,306	5,875	24,449	6,067	154,697
Factoring and asset based	153,837	—	—	1,058	154,895
SBA	70,066	1,833	9,549	1,011	82,459
Other	4,284	—	—	—	4,284
Total gross loans	$748,286	$13,614	$46,195	$8,891	$816,986

	As of December 31, 2011
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$317,923	$991	$10,636	$798	$330,348
Real estate construction	45,283	—	1,930	—	47,213
Land loans	5,056	—	1,176	540	6,772
Real estate other	117,318	7,746	26,198	6,184	157,446
Factoring and asset based	140,274	—	—	2,208	142,482
SBA	59,605	2,834	8,787	2,110	73,336
Other	4,431	—	—	—	4,431
Total gross loans	$689,890	$11,571	$48,727	$11,840	$762,028

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

The following table summarizes the payment status of the loan portfolio as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$362,210	$89	$—	$—	$257	$362,556
Real estate construction	51,986	—	—	—	—	51,986
Land loans	4,861	750	—	—	498	6,109
Real estate other	148,630	—	—	—	6,067	154,697
Factoring and asset based	153,837	—	—	—	1,058	154,895
SBA	81,448	—	—	—	1,011	82,459
Other	4,276	8	—	—	—	4,284
Total gross loans	$807,248	$847	$—	$—	$8,891	$816,986

	As of December 31, 2011
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$329,550	$—	$—	$—	$798	$330,348
Real estate construction	47,213	—	—	—	—	47,213
Land loans	6,232	—	—	—	540	6,772
Real estate other	151,262	—	—	—	6,184	157,446
Factoring and asset based	140,274	—	—	—	2,208	142,482
SBA	71,060	166	—	—	2,110	73,336
Other	4,411	12	8	—	—	4,431
Total gross loans	$750,002	$178	$8	$—	$11,840	$762,028

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

As of March 31, 2012, the Company had eleven loans totaling $17.3 million classified as troubled debt restructurings.  The eleven loans were comprised of four real estate other loans, three SBA loans, two commercial loans, one real estate construction loan and one factor loan.  Troubled debt restructurings represented 2.1% of total gross loans as of March 31, 2012.

As of March 31, 2012, the Company had commitments of $138,000 to lend additional funds for other real estate loans classified as troubled debt restructurings.

During the three months ended March 31, 2012, the Company modified $2.3 million in factor loans and $38,000 in SBA loans.  The modification of the terms of such loans included extended amortization periods or extended maturity dates.

Loans modified within the last twelve months that defaulted during the three months ended March 31, 2012 was comprised of one factor loan with a balance of $1.1 million as of March 31, 2012.  This loan was included in nonaccrual loans as of March 31, 2012.

The following table summarizes the loans categorized as troubled debt restructurings at March 31, 2012 and December 31, 2011.  The troubled debt restructurings considered performing and nonaccrual are both included in the “Substandard” category in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of March 31, 2012
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$497	$89	$294	$206	$791	$295
Real estate construction	1,990	1,940	—	—	1,990	1,940
Land loans	—	—			—	—
Real estate other	6,983	7,385	7,711	6,067	14,694	13,451
Factoring and asset based	—	—	2,298	1,058	2,298	1,058
SBA	523	513	—	—	523	513
Other	—	—	—	—	—	—
Total gross loans	$9,993	$9,927	$10,303	$7,331	$20,295	$17,257

	As of December 31, 2011
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$497	$487	$294	$224	$791	$711
Real estate construction	1,990	1,930	—	—	1,990	1,930
Land loans	217	202			217	202
Real estate other	6,983	7,464	7,711	6,184	14,694	13,648
Factoring and asset based	—	—	—	—	—	—
SBA	601	594	—	—	601	594
Other	—	—	—	—	—	—
Total gross loans	$10,288	$10,677	$8,005	$6,408	$18,293	$17,085

Loans are designated as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of March 31, 2012 and December 31, 2011 loans designated as impaired consisted only of nonaccrual loans and troubled debt restructurings.  There were no loans outstanding that were less than or greater than 90 days or more past due and accruing interest that were considered impaired at March 31, 2012 and December 31, 2011.

The following table summarizes the loans categorized as impaired at March 31, 2012 and December 30, 2011.

	March 31,	December 31,
(dollars in thousands)	2012	2011

Nonaccrual loans (1)	$8,891	$11,840
Trouble debt restructurings - performing	9,927	10,677
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$18,818	$22,517

(1)  Nonaccrual loans include troubled debt restructurings of $7.3 million and $6.4 million at March 31, 2012 and December 31, 2011, respectively.

Impaired loans at March 31, 2012 were comprised of loans with legal contractual balances totaling approximately $23.0 million reduced by approximately $1.1 million received in non-accrual interest and impairment charges of $3.1 million which have been charged against the allowance for credit losses.

Impaired loans at December 31, 2011 were comprised of loans with legal contractual balances totaling approximately $26.7 million reduced by $1.7 million received in non-accrual interest and impairment charges of $2.5 million which have been charged against the allowance for credit losses.

The following summarizes the breakdown of impaired loans by category as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012		As of December 31, 2011
	Upaid		Upaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$1,926	$346	$2,881	$1,285
Real estate construction	1,940	1,940	1,930	1,930
Land loans	2,556	498	2,788	742
Real estate other	15,063	13,452	16,364	13,648
Factoring and asset based	1,426	1,058	2,618	2,208
SBA	2,246	1,524	3,339	2,704
Other	—	—	—	—
Total gross loans	$25,157	$18,818	$29,920	$22,517

Consistent with the Bank’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Bank did not record income from the receipt of cash payments related to nonaccrual loans during the three months ended March 31, 2012 and 2011.  Interest income recognized on impaired loans represents interest the Bank recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2012 and March 31, 2011:

	Three months ended March 31,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$816	$6	$1,247	$—
Real estate construction	1,935	30	2,671	—
Land loans	620	—	2,885	—
Real estate other	13,550	93	12,839	51
Factoring and asset based	1,633	—	—	—
SBA	2,114	8	218	—
Other	—	—	94	—
Total gross loans	$20,668	$137	$19,954	$51

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The entire allowance is available for any loan that, in management’s judgment should be charged-off.

The allowance generally consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired; however, it is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans versus providing a specific reserve.  As such, the allowance for credit losses of $19.3 million and $18.5 million as of March 31, 2012 and December 31, 2011, respectively, reflected general reserves for non-impaired loans and was based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that were likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors included consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$346	$—	$362,210	$5,922	$362,556	$5,922
Real estate construction	1,940	—	50,046	1,587	51,986	1,587
Land loans	498	—	5,611	508	6,109	508
Real estate other	13,452	—	141,245	6,162	154,697	6,162
Factoring and asset based	1,058	—	153,837	2,735	154,895	2,735
SBA	1,524	—	80,935	2,300	82,459	2,300
Other	—	—	4,284	90	4,284	90
Total	$18,818	$—	$798,168	$19,304	$816,986	$19,304

	As of December 31, 2011
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,285	$—	$329,063	$5,545	$330,348	$5,545
Real estate construction	1,930	—	45,283	1,220	47,213	1,220
Land loans	742	—	6,030	613	6,772	613
Real estate other	13,648	—	143,798	6,111	157,446	6,111
Factoring and asset based	2,208	—	140,274	2,381	142,482	2,381
SBA	2,704	—	70,632	2,567	73,336	2,567
Other	—	—	4,431	103	4,431	103
Total	$22,517	$—	$739,511	$18,540	$762,028	$18,540

The following table summarizes the activity in the allowance for loan losses for the quarters ended March 31, 2012 and 2011.

	Three months ended March 31, 2012
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2011	$5,545	$1,220	$613	$6,111	$2,381	$2,567	$103	$18,540
Provision charged to expense	432	365	(109)	51	1,104	(80)	(13)	1,750
Charge-offs	73	—	—	—	750	187	—	1,010
Recoveries	18	2	4	—	—	—	—	24
As of March 31, 2012	$5,922	$1,587	$508	$6,162	$2,735	$2,300	$90	$19,304

	Three months ended March 31, 2011
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2010	$4,616	$1,628	$622	$5,358	$1,575	$1,670	$77	$15,546
Provision charged to expense	274	(960)	253	489	189	90	415	750
Charge-offs	322	—	340	690	—	—	405	1,757
Recoveries	38	492	102					632
As of March 31, 2011	$4,606	$1,160	$637	$5,157	$1,764	$1,760	$87	$15,171

5.                                  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at March 31, 2012 and December 31, 2011 are comprised of the following:

	March 31, 2012
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,693	$(4,333)	$1,360
Furniture and fixtures	1,061	(1,003)	58
Capitalized software	3,910	(3,277)	633
Equipment	2,563	(2,312)	251
Total premises and equipment	$13,227	$(10,925)	$2,302

	December 31, 2011
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,553	$(4,180)	$1,373
Furniture and fixtures	1,052	(989)	63
Capitalized software	3,843	(3,200)	643
Equipment	2,527	(2,269)	258
Total premises and equipment	$12,975	$(10,638)	$2,337

Depreciation and amortization amounted to $287,000 and $294,000 million for the periods ended March 31, 2012 and March 31, 2011, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

6.             Junior Subordinated Debt Securities and Other Borrowings

Junior Subordinated Debt Securities

On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2035.  Interest was payable quarterly on these debt securities at a fixed rate of 5.90% for the first five years, and thereafter interest accrues at LIBOR plus 1.98%. In April of 2008, the Company entered into an interest rate swap agreement to fix the variable cash outflows associated with the debt securities to Bridge Capital Trust I for an additional five years at 6.11%.  See “Footnote 9 - Derivatives and Hedging Activities” for further discussion. The debt securities can be redeemed at par at the Company’s option beginning in March 2010; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the Trust.  The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

On September 30, 2006 the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust II, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2037.  Interest was payable quarterly on these debt securities at a fixed rate of 6.60% for the first five years, and thereafter interest accrues at LIBOR plus 1.38%. In September of 2008, the Company entered into an interest rate swap agreement to fix the variable cash outflows associated with the debt securities to Bridge Capital Trust II for an additional five years at 6.09%. See “Footnote 9 - Derivatives and Hedging Activities” for further discussion.  The debt securities can be redeemed at par at the Company’s option beginning in April 2011; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

Other Borrowings

There were no other borrowings at March 31, 2012 or at December 31, 2011.

As of March 31, 2012, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $289.0 million for which the Company had collateral in place to borrow $139.0 million.  As of March 31, 2012, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At March 31, 2012, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three month periods ended March 31, 2012 and 2011 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended March 31,
	2012	2011

Expected life	75 months	75 months

Stock volatility	40.00%	35.00%

Risk free interest rate	1.23%	2.50%

Dividend yield	0.00%	0.00%

Fair value per share	$4.70	$3.56

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2012
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$219,913	$—	$219,913	$—
Cash flow hedge	(2,042)	—	(2,042)	—
Warrant portfolio	557	—	—	557

Total	$218,428	$—	$217,871	$557

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3

Securities available for sale	$224,011	$—	$224,011	$—
Cash flow hedge	(2,135)	—	(2,135)	—
Warrant portfolio	563	—	—	563

Total	$222,439	$—	$221,876	$563

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended March 31, 2012.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 included OREO of $4.2 million and $4.1 million, respectively.  The fair value of OREO was determined using Level 2 assumptions.  The Company charged-off $9,000 during the quarter ended March 31, 2012 as a result of declines in the OREO property values compared to no write-downs for the period ended March 31, 2011.  The assets measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011 also included impaired loans of $18.8 million and $22.5 million, respectively.  The Company charged-off $893,000 and $1.4 million during the quarter ended March 31, 2012 and March 31, 2011, respectively, as a result of impaired loans. The fair value of impaired loans was determined using Level 3 assumptions. In determining the net realizable value of the underlying collateral for impaired loans, the Company primarily relied on third party appraisals which were then discounted from 15% to 25% (with additional discounts depending on the age of the appraisal) to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure.  In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at March 31, 2012 and December 31, 2011.  The carrying amounts reported in the balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest-bearing deposits in other banks, demand and savings deposits, bank owned life insurance, and cash flow hedge (see Note 3 for information regarding securities).

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$21,663	$21,663	$17,135	$17,135
Federal funds sold	48,700	48,700	106,690	106,690
Interest bearing deposits in other banks	335	335	335	335
Investments securities	238,556	238,900	240,268	240,615
Loans and leases, net of unearned fees	814,364	814,458	759,236	760,884
Bank owned life insurance	10,879	10,879	10,782	10,782

Financial liabilities:
Deposits	996,603	994,660	998,675	996,659
Trust preferred securities	17,527	17,851	17,527	17,600
Cash flow hedge	2,042	2,042	2,135	2,135

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of March 31, 2012 and December 31, 2011.  The Company did not have any derivative instruments that were assets as of March 31, 2012 and December 31, 2011.

		Fair Value
Derivatives Designated as	Balance Sheet	March 31,	December 31,
Hedging Instruments	Location	2012	2011

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	2,042	2,135

Total hedged derivatives		$2,042	$2,135

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of March 31, 2012, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended March 31, 2012 and March 31, 2011, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(73,000) and $60,000, respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $(674,000) will be reclassified into net interest income as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three months ended March 31, 2012 and 2011.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three months ended March 31, 2012 and 2011, respectively, and as such there were no amounts included in derivative income or expense during these periods.

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Three months ended
	March 31,
(dollars in thousands)	2012	2011
Net interest income	$(166)	$(113)
Non-interest income	—	—

Total derivative income	$(166)	$(113)

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

As of March 31, 2012 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.1 million.  As of March 31, 2012, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2012, it would have been required to settle its obligations under the agreements at the termination value.

10.          Preferred Stock and Warrant under the TARP Capital Purchase Program

On December 23, 2008, the Company issued 23,864 shares of Series C Preferred Stock (Preferred Stock) and a 10-year Warrant to purchase up to 396,412 shares of the Company’s common stock at an exercise price of $9.03 per share.  The Company sold the Preferred Stock and Warrant to the U.S. Treasury under the TARP Capital Purchase Program for an aggregate amount of $23.9 million.  The Company paid a cash dividend on the Preferred Stock of 5% per annum since the issuance.

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

Sale of SBA Loans:  The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At March 31, 2012 and December 31, 2011, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

In calculating gain on the sale of SBA loans, the Company performs an allocation based on the relative fair values of the sold portion and retained portion of the loan.  The Company’s assumptions are validated by reference to external market information.

Investment securities: Our securities are classified as either available-for-sale or held-to-maturity. The fair value of most securities classified as available-for-sale is based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters ended March 31, 2012 and 2011 (dollars in thousands, except per share data).

	Three months ended
	March 30,
(dollars in thousands, except per share data)	2012	2011
Statement of Operations Data:

Interest income	$15,325	$11,710
Interest expense	479	652
Net interest income	14,846	11,058
Provision for credit losses	1,750	750
Net interest income after provision for credit losses	13,096	10,308
Other income	2,542	2,546
Other expenses	11,077	10,237
Income before income taxes	4,561	2,617
Income taxes	1,854	1,047
Net income	$2,707	$1,570
Preferred dividends	—	200
Net income available to common shareholders	$2,707	$1,370

Per Share Data:
Basic earnings per share	$0.19	$0.10
Diluted earnings per share	0.18	0.09
Shareholders’ equity per share	8.72	8.12

Balance Sheet Data:
Balance sheet totals:
Assets	$1,160,822	$998,437
Loans, net	795,060	615,079
Deposits	996,603	827,711
Shareholders’ equity	133,122	122,366

Average balance sheet amounts:
Assets	$1,155,394	$1,024,796
Loans, net	756,690	610,257
Deposits	979,435	850,633
Shareholders’ equity	132,636	135,635

Selected Ratios:
Return on average assets	0.94%	0.62%
Return on average equity	8.21%	4.69%
Efficiency ratio	63.70%	75.25%
Risk based capital ratio	15.63%	18.23%
Net chargeoffs (recoveries) to average gross loans	0.13%	0.18%
Allowance for loan losses to total gross loans	2.36%	2.40%
Average equity to average assets	11.48%	13.24%

Summary of Financial Results — Quarter ended March 31, 2012

The Company reported net operating income of $2.7 million for the three months ended March 31, 2012 representing an increase of $1.1 million, or 72.4%, compared to net operating income of $1.6 million for the same period one year ago. For the quarter ended March 31, 2012, the Company did not pay any preferred dividends and as a result reported earnings per diluted share of $0.18.  Net income available to common shareholders was reduced by preferred dividends of $200,000 during the first quarter of 2011, resulting in earnings per diluted share of $0.09. There were no preferred dividends during the first quarter of 2012 due to the early conversion of Series B and B-1 preferred shares in March 2010 and the early redemption of Series C preferred shares in March 2011 (see discussion in Capital Resources section under Private Placement 2008 and Trouble Assets Relief Program (TARP)).

The increase in earnings during the period ended March 31, 2012 compared to the same period in 2011 resulted primarily from an increase in interest income related to loans and investment securities, offset in part by an increase in provision for credit losses and non-interest expense related to supporting growth and investments in new initiatives.  See the specific sections below for details regarding these changes.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	March 31,		Increase
(dollars in thousands)	2012	2011	(Decrease)

Interest income	$15,325	$11,710	$3,615
Interest expense	479	652	(173)

Net interest income	14,846	11,058	3,788
Provision for credit losses	1,750	750	1,000

Net interest income after provision for credit losses	13,096	10,308	2,788
Other income	2,542	2,546	(4)
Other expenses	11,077	10,237	840
Income before income taxes	4,561	2,617	1,944

Income taxes	1,854	1,047	807
Net income	$2,707	$1,570	$1,137

Preferred dividends	—	200	(200)
Net income available to common shareholders	$2,707	$1,370	$1,337

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended March 31, 2012 was $14.8 million, which was comprised of $15.3 million in interest income and $479,000 in interest expense. Net interest income for the quarter ended March 31, 2011 was $11.1 million, which was comprised of $11.7 million in interest income and $652,000 in interest expense.  Net interest income for the quarter ended March 31, 2012 represented an increase of $3.8 million or 34.3% from the same period one year earlier.  The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets as a result of loan growth, combined with a decrease in average non-performing loans.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended March 31, 2012 average earning assets of $1.10 billion represented an increase of $135.4 million, or 14.1%, compared to $963.0 million for the same period in 2011.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 79.43% during the quarter ended March 31, 2012, which represented an increase compared to an average of 73.75% for the same quarter of 2011 as a result of higher loan growth relative to deposit funding.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended March 31, 2012 was 5.43% compared to 4.66% in the same period one year earlier.  The increase in net interest margin was primarily due to increased balance sheet leverage, a more favorable mix in average earning assets, and increased loan fees related to overall growth of the loan portfolio and the successful collection of approximately $850,000 in nonrecurring fees. The positive impact on the net interest margin from increased loan fees for the first quarter of 2012 compared to the first quarter of 2011 was 37 basis points.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012			2011
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$777,943	7.02%	$13,569	$627,315	6.99%	$10,816
Federal funds sold	81,274	0.23%	47	142,862	0.23%	82
Investment securities	239,123	2.87%	1,709	188,549	1.73%	802
Other	333	0.00%	—	4,544	0.89%	10
Total interest earning assets	1,098,673	5.61%	15,325	963,270	4.93%	11,710

Noninterest-earning assets:
Cash and due from banks	22,282			21,994
All other assets (3)	34,439			39,532
TOTAL	$1,155,394			$1,024,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$4,816	0.08%	1	$6,545	0.06%	$1
Money market & savings	309,436	0.26%	201	345,187	0.27%	227
Time	33,143	0.38%	31	43,608	0.73%	78
Other	28,296	3.50%	246	24,436	5.74%	346
Total interest bearing liabilities	375,691	0.51%	479	419,776	0.63%	652

Noninterest-bearing liabilities:
Demand deposits	632,040			455,292
Accrued expenses and other liabilities	15,027			14,093
Shareholders’ equity	132,636			135,635
TOTAL	$1,155,394			$1,024,796

Net interest income and margin		5.43%	$14,846		4.66%	$11,058

(1)         Loan fee amortization of $2.4 million and $1.2 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for credit losses of $18.5 million and $15.7 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2012 and 2011.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended March 31,
	2012 vs. 2011
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$2,718	$35	$2,753
Federal funds sold	(35)	(0)	(35)
Investment securities	368	539	907
Other	—	(10)	(10)
Total interest income	3,051	564	3,615

Interest expense:
Demand	(0)	0	(0)
Money market & savings	(21)	(5)	(26)
Time	(9)	(38)	(47)
Other	36	(136)	(100)
Total interest expense	6	(179)	(173)

Change in net interest income	$3,045	$743	$3,788

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

Interest Income

Interest income of $15.3 million in the quarter ended March 31, 2012 represented an increase of $3.6 million, or 30.9%, from $11.7 million in the same quarter one year earlier.  The average yield on earning assets was 5.61% for the quarter ended March 31, 2012 compared to 4.93% for the quarter ended March 31, 2011.  The increase in interest income was primarily due to an increase in average earning assets, a decrease in average non-performing loans, and increased loan fees, related to overall growth in the loan portfolio and the successful collection of approximately $850,000 in nonrecurring loan fees.

Average gross loans were $777.9 million for three months ended March 31, 2012, an increase of $150.6 million or 24.0% from $627.3 million for the same period one year earlier.  Average loans comprised 70.8% of average earning assets in the three months ended March 31, 2012 compared to 65.1% in the first quarter of 2011.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $320.7 million for the quarter ended March 31, 2012, a decrease of $15.2 million or 4.5% from $336.0 million for the three months ended March 31, 2011.

Interest Expense

Interest expense was $479,000 for the quarter ended March 31, 2012, which represented a decrease of $173,000, or 26.5% from $652,000 for the comparable period of 2011.  The decrease in interest expense reflects lower interest rates paid on liabilities combined with lower balances of average interest-bearing liabilities in the first quarter of 2012 compared to the same period in 2011.  Average interest-bearing liabilities were $375.7 million for the three months ended March 31, 2012, a decrease of $44.1 million, or 10.5%, from $419.8 million for the same period one year earlier.

Average interest bearing deposits were $347.4 million for the quarter ended March 31, 2012, which represented 35.5% of total average deposits and was a decrease of $47.9 million, or 12.1%, from $395.3 million representing 46.5% of total average deposits in the first quarter of 2011.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $28.3 million and $24.4 million in the three months ended March 31, 2012 and 2011, respectively.

The average rate paid on interest-bearing liabilities of 0.51% in the quarter ended March 31, 2012 compared to 0.63% in the first quarter of 2011.

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

The Company charged-off $1.0 million during the three months ended March 31, 2012 compared to $1.8 million charged-off during the three months ended March 31, 2011.  Approximately $750,000 of the charge-offs in the first quarter of 2012 was related to one loan in the factoring portfolio.  During the three months ended March 31, 2012, the Company recognized $24,000 in loan recoveries primarily from payments received on loans funded prior to the economic downturn.  The recoveries recognized during the first quarter of 2012 compared to $632,000 in loan recoveries for the three months ended March 31, 2011.

The Company recorded a provision for credit losses of $1.8 million and $750,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. The increase in provision for credit losses for the first quarter of 2012 was primarily due to the growth of the loan portfolio.

The following schedule provides an analysis of the allowance for credit losses for the quarters ended March 31, 2012 and 2010, respectively:

	Three months ended
	March 31,
(dollars in thousands)	2012	2011

Balance, beginning of period	$18,540	$15,546
Provision for credit losses	1,750	750
Charge-offs	(1,010)	(1,757)
Recoveries	24	632
Balance, end of period	$19,304	$15,171

The allowance for loan losses was $19.3 million, or 2.36% of total loans, at March 31, 2012, compared to $15.2 million, or 2.40% of total loans, at March 31, 2011. The increase in the allowance for loan losses from March 31, 2011 to March 31, 2012 is primarily attributable to the growth of the loan portfolio.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$5,922	0.7%	$5,544	0.7%
Real estate construction	1,587	0.2%	$1,220	0.2%
Land loans	508	0.1%	$613	0.1%
Real estate other	6,162	0.8%	$6,111	0.8%
Factoring and asset based	2,735	0.3%	$2,382	0.3%
SBA	2,300	0.3%	$2,567	0.3%
Other	90	0.0%	$103	0.0%
	$19,304	2.4%	$18,540	2.4%

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

In response to the deteriorating market conditions, the Company undertook steps to aggressively reduce the exposure to construction and land development loans with particular emphasis on loans outside of its primary market.  Management curtailed new loan origination, thoroughly reviewed collateral values of projects approaching maturity and conservatively evaluated the market prospects of collateral for indications of impairments. Beginning late 2010 and continuing into 2012, the Company selectively originated new construction loans within its primary market that met the Company’s conservative underwriting standards.

At March 31, 2012, the Company’s land development portfolio was reduced to $6.1 million with just $1.6 million remaining exposure outside of the primary market area.  Further, nearly 80% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at March 31, 2012 were $52.0 million with $6.3 million remaining on projects outside of the primary market area.  In addition, at that date $28.0 million, or 53.9%, were loans to finance commercial projects.

The aggressive management of credits in this category has resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This has resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Non-performing loans at March 31, 2012, on average, have been reduced by approximately 24% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.

In response to the elevated level of charge-offs, migration of construction and land portfolios, and general deterioration in economic conditions the Company also increased provisions for potential loans losses and built the reserve to its highest historical level of approximately 2.96% of total loans at June 30, 2009.  Due to positive trends in overall loan classifications during 2010, 2011, and the first three months of 2012, reflecting the improving condition of the loan portfolio combined with new loan production, the Company has been able to modestly lower the level of reserves to 2.36% of total loans at March 31, 2012.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 217.12% at March 31, 2012.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analyses.

At March 31, 2012 nonperforming assets of $13.0 million, or 1.12% of total assets, compared to $16.0 million, or 1.38% of total assets, on December 31, 2011.  The following summarizes nonperforming assets at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
(dollars in thousands)	2012	2011

Loans accounted for on a non-accrual basis	$8,891	$11,840
Other loans with principal or interest contracturally past due 90 days or more and still accruing	—	—
Nonperforming loans	8,891	11,840
Other real estate owned	4,150	4,126
Nonperforming assets	$13,041	$15,966

Loans restructured and in compliance with modified terms	9,927	10,677

Nonperforming assets and restructured loans	$22,968	$26,643

The nonperforming assets at March 31, 2012 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $8.9 million, and other real estate owned valued at $4.2 million.  Nonperforming loans at March 31, 2012 were comprised of loans with legal contractual balances totaling approximately $13.1 million reduced by $1.1 million received in nonaccrual interest and impairment charges of $3.1 million which have been charged against the allowance for credit losses.   As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of March 31, 2012 (dollars in thousands).

(dollars in thousands)	March 31, 2012

Classification	Amount	Collateral

Real estate other	6,066	Special purpose facility in Santa Cruz County
	6,066

Factoring/asset based lending	1,058	Business assets
	1,058

SBA	390	Special purpose facilities in San Diego County
SBA	367	Mixed used building in Santa Clara County
SBA	133	Industrial building in Riverside County
SBA	62	Lot for single family homes in Contra Costa County
SBA	45	Commercial office space in Santa Clara County
SBA	9	Light industrial warehouse space in Stanislaus County
SBA	6	Single family residence in Santa Clara County
	1,012

Land	465	Lots for single family homes in Santa Clara County
Land	33	Lot for commercial development in Calaveras County
	498

Commercial	206	Business assets
Commercial	51	Commercial building in Santa Clara County
	257

Total nonperforming loans	$8,891

Included in nonperforming loans at March 31, 2012 are loans totaling $7.3 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of March 31, 2012, previously modified loans totaling $9.9 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

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

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the loan portfolio.  However, although the Company is seeing a lower rate of inflow into problem assets generally, as well as a consistent reduction of carrying values through continued payments by borrowers on loans that have been placed on nonaccrual, should circumstances change and management determines that the collectiblity of any of these credits becomes unlikely, there could be an adverse effect on the level of the allowance for loan losses and the Company’s future profitability. Additionally, the Company’s construction, land, and other real estate loan portfolios, representing approximately 26.0% of the total loan portfolio, could be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken.  The effect of such events, although uncertain at this time, could result in an increase in the level of non-performing loans and other real estate owned and the level of the allowance for loan losses, which could also adversely affect the Company’s future growth and profitability.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$805	31.7%	$675	26.5%
International fee income	717	28.2%	546	21.4%
Net gain (loss) on sale of securities	319	12.5%	(93)	-3.7%
Gain (loss) on sale of SBA loans	276	10.9%	641	25.2%
SBA loan servicing income	134	5.3%	80	3.1%
Increase in value of life insurance	97	3.8%	97	3.8%
Gain on Sale of OREO	—	0.0%	262	10.3%
Other operating income	194	7.6%	338	13.2%

	$2,542	100.0%	$2,546	100.0%

Non-interest income totaled $2.5 million in the first quarter of 2012, a decrease of $4,000 or 0.2% from $2.5 million in the first quarter of 2011.  Non-interest income generally consists of service charge income on deposit accounts, international fee income, SBA loan servicing income, and gains recognized on sales of SBA loans, OREO properties, and securities.  The decrease in non-interest income during the quarter ending March 31, 2012 compared to the same period one year ago was primarily attributable to a decrease in gains on the sale of SBA loans and a decrease in gains on the sale of OREO, offset by an increase in gains on the sale of investment securities as well as increased international fee income and depositor service charges.

For the quarter ended March 31, 2012 service charge income on deposit accounts was $805,000, representing an increase of $130,000, or 19.3%, compared to $675,000 for the same period one year ago.  The increase in depositor service charges is attributable to an increase in average deposits.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first quarter of 2012, the Company recognized $717,000 in international fee income, representing an increase of $171,000, or 31.3%, compared to $546,000 for the same period one year ago. The increase was primarily caused by an increase in client demand for international services

The Company recognized gains on the sale of securities of $319,000 as a result of repositioning the securities portfolio during the quarter ended March 31, 2012, compared to a loss of $93,000 on the sale of securities recognized in the first quarter of 2011.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The company recognized $276,000 in gains on the sale of SBA loans sold during the three months ended March 31, 2012 compared to $641,000 in gains on the sale of SBA loans sold during the three months ended March 31, 2011.

There were no gains on sale of OREO properties during the period ended March 31, 2012, while the Company recognized $262,000 during the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$7,039	2.6%	$5,378	2.3%
Data processing	817	0.3%	737	0.3%
Occupancy	801	0.3%	839	0.4%
Marketing/Advertising	568	0.2%	305	0.1%
Legal and professional	491	0.2%	578	0.2%
Deposit services	240	0.1%	246	0.1%
Loan/OREO	190	0.1%	586	0.2%
Furniture and equipment	135	0.0%	133	0.1%
Other	796	0.3%	1,435	0.6%

	$11,077	4.1%	$10,237	4.3%

Operating expenses were $11.1 million for the three months ended March 31, 2012, an increase of $840,000 or 8.2% from $10.2 million at March 31, 2011.   As a percentage of average earning assets, other expenses for the three months ended March 31, 2012 and 2011 were 4.1% and 4.3%, respectively, on an annualized basis.  Overall, trends in non-interest expenses continue to reflect a lower level of expenses related to problem asset valuation and resolution and higher expenses related to supporting growth and investments in new initiatives.

Salaries and benefits expense of $7.0 million for the quarter ended March 31, 2012, compared to $5.4 million for the quarter ended March 31, 2011.  The increase in salary and benefits expense compared to the first quarter of 2011 related to an increase in headcount to support growth and new initiatives and also included additional accruals for incentive compensation due to strong performance related to loan generation.  At March 31, 2012, the Company employed 200 full-time equivalents (FTE) compared to 168 FTE on the same date one year earlier.  Salaries and benefits included a charge of $338,000 and $163,000 to recognize compensation related to employee stock-based awards in the first quarter of 2012 and 2011, respectively.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the first quarter of 2012 was $817,000 which represented an increase of approximately $80,000 over $737,000 for the same period one year earlier.  The increase in data processing was primarily due to an increase in deposit transaction volumes.

Marketing expense of $568,000 for the period ended March 31, 2012 represented an increase of $263,000 over $305,000 during the same period one year earlier.  The increase in marketing expense reflects enhanced marketing efforts in order to support growth and new initiatives.

Legal and professional charges were $491,000 for the quarter ended March 31, 2012 compared to $578,000 for the quarter ended March 31, 2011.  Lower legal and professional charges can be attributed to the decline in legal fees as a result of the decrease in nonperforming assets.

OREO and loan related charges were $190,000 for the quarter ended March 31, 2012 compared to $586,000 for the quarter ended March 31, 2011.  The decrease in OREO and loan related charges was primarily attributed to a decline in nonperforming assets.

As required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, on February 7, 2011, the FDIC issued a final rule that changes its assessment system for deposit insurance coverage from one based on domestic deposits to one that will be based on consolidated total assets.  That change became effective on April 1, 2011 and was based on asset balances starting with the quarter ended September 30, 2011.  The FDIC assessment recognized during the quarter ended March 31, 2012 was $248,000 compared to $803,000 for the same period one year earlier. The decrease in regulatory assessments was a result of the change in the FDIC assessment system, as well as the elimination of the Transaction Guarantee program in the second quarter of 2011.

Balance Sheet

Total assets of the Company at March 31, 2012 were $1.16 billion, a decrease of $211,000, or 0.02%, as compared to $1.16 billion at December 31, 2011.  Although total assets at March 31, 2012 remained virtually unchanged from December 31, 2011, loans increased to 74.0% of the earning asset mix from 68.7% at December 31, 2011 due to new loan generation being partially funded through the reduction of federal funds sold versus core deposits as a result of the seasonality of our business model.

Gross loan balances were $817.0 million at March 31, 2012, which represented an increase of $55.0 million, or 7.2%, as compared to $762.0 million at December 31, 2011. The increase in loans was primarily in commercial and factoring and asset based lending.

The following table shows the Company’s loans by type and their percentage distribution as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
(dollars in thousands)	2012	2011

Commercial	$362,556	$330,348
Real estate construction	51,986	47,213
Land loans	6,109	6,772
Real estate other	154,697	157,446
Factoring and asset based lending	154,895	142,482
SBA	82,459	73,336
Other	4,284	4,431
Total gross loans	816,986	762,028
Unearned fee income	(2,622)	(2,792)
Total loans	814,364	759,236
Less allowance for credit losses	(19,304)	(18,540)
Total loans, net	$795,060	$740,696

Commercial	44.4%	43.4%
Real estate construction	6.4%	6.2%
Land loans	0.7%	0.9%
Real estate other	18.9%	20.7%
Factoring and asset based lending	19.0%	18.7%
SBA	10.1%	9.6%
Other	0.5%	0.6%
Total gross loans	100.0%	100.0%

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $362.6 million at March 31, 2012, which represented an increase of $32.2 million, or 9.7%, compared to $330.3 million at December 31, 2011.  At March 31, 2012, commercial loans comprised 44.4% of total loans outstanding compared to 43.4% at December 31, 2011.

Approximately half of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial and multi-family development projects.  The Company’s land loan portfolio consists of land and land development loans related to future construction credits. The Company’s construction and land loan portfolio together totaled approximately $58.1 million as of March 31, 2012 compared to $54.0 million as of December 31, 2011, representing an increase of $4.1 million or 7.6%.  Construction and land loan balances at March 31, 2012 and December 31, 2011 comprised 7.1% of total loans.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans decreased $2.7 million or 1.7% to $154.7 million at March 31, 2012 from $157.4 million at December 31, 2011.  The decrease in other real estate loans was primarily in investor owned real estate term loans.  Other real estate loans represented 18.9% of total loans at March 31, 2012 compared to 20.7% at December 31, 2011.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At March 31, 2012, factoring/asset-based loans totaled $154.9 million or 19.0% of total loans, representing an increase of $12.4 million or 8.7%, as compared to $142.5 million or 18.7% of total loans at December 31, 2011.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At March 31, 2012, SBA loans comprised $82.5 million, or 10.1%, of total loans, an increase of $9.1 million, or 12.4%, from $73.3 million or 9.6% of total loans at December 31, 2011. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At March 31, 2012 and December 31, 2011, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At March 31, 2012, other loans totaled $4.3 million as compared to $4.4 million at December 31, 2011.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of March 31, 2012 and December 31, 2011.

	March 31,		December 31,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$640,234	64.25%	$660,036	66.09%
Interest-bearing demand	4,232	0.42%	4,272	0.43%
Money market and savings	320,489	32.16%	298,145	29.85%
Certificates of deposit:
Less than $100	3,917	0.39%	4,213	0.42%
$100 and more	27,731	2.78%	32,009	3.21%

Total deposits	$996,603	100.00%	$998,675	100.00%

Deposits decreased $2.1  million or 0.2% from $998.7 million at December 31, 2011 to $996.6 million at March 31, 2012. Although deposit balances at March 31, 2012 remained virtually unchanged from December 31, 2011, average deposits for the first quarter of 2012 were $979.4 million representing an increase of $39.6 million, or 4.2%, from $939.8 million for the fourth quarter of 2011. Total deposit balances at March 31, 2012 reflect the typical seasonal outflow of deposits in the first quarter due to tax payments and bonus payments among the Bank’s professional services clients.  As of March 31, 2012, demand deposits and core deposits represented 64.7% and 96.8% of total deposits, compared to 66.5% and 96.4% at December 31, 2011.

Leverage

Total gross loan balances at March 31, 2012 were $817.0 million.  The resulting loan to deposit ratio was 82.0%.  Other earning assets at March 31, 2012 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $287.6 million. To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

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

In addition the Company issued a warrant to purchase up to 396,412 shares of the Company’s common stock at a purchase price of $9.03 per share, subject to certain adjustment provisions such as stock splits, issuances of Common Stock at or below a specified price relative to the then current market price of the stock, and other provisions.  The Warrant would expire ten years from the issuance date.  The Warrant was exercisable in whole or in part at any time except that the Treasury could not exercise more than one-half of the shares underlying the Warrant prior to the earlier of i) December 31, 2011 or ii) the date on which the Company received gross proceeds of not less than $23,864,000 in one or more Qualified Equity Offerings.  In addition, the Treasury agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

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

Regulatory Capital Ratios

The Company’s Tier 1 capital at March 31, 2012 was $148.5 million, which was comprised of $107.2 million of capital stock and surplus, $26.1 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million, offset by $1.8 million in disallowed deferred tax assets.

The following table shows the Company’s capital ratios at March 31, 2012 and December 31, 2011 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of March 31,		As of December 31,
	2012		2011
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$148,537	14.38%	$147,043	14.80%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$61,988	6.00%	$59,597	6.00%

Total Capital	$161,514	15.63%	$159,540	16.06%
(to Risk Weighted Assets)
Total capital minimum requirement	$103,314	10.00%	$99,328	10.00%

Company Leverage
Tier 1 Capital	$148,537	12.86%	$147,043	13.36%
(to Average Assets)
Tier 1 capital minimum requirement	$57,770	5.00%	$55,020	5.00%

Bank Capital Ratios
Tier 1 Capital	$125,121	12.19%	$121,296	12.27%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$61,593	6.00%	$59,298	6.00%

Total Capital	$138,032	13.45%	$133,725	13.53%
(to Risk Weighted Assets)
Total capital minimum requirement	$102,655	10.00%	$98,830	10.00%

Bank Leverage
Tier 1 Capital	$125,121	10.91%	$121,296	11.17%
(to Average Assets)
Tier 1 capital minimum requirement	$57,347	5.00%	$54,317	5.00%

The Company and the Bank were considered well capitalized at March 31, 2012 and December 31, 2011.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.  At March 31, 2012 and December 31, 2011, liquid assets as a percentage of deposits were 29.2% and 34.8%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $47.0 million in unsecured lines of credit available with correspondent banks to meet liquidity needs.  At March 31, 2012, there were no balances outstanding on these lines. Additionally, as of March 31, 2012, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $289.0 million for which the Company had collateral in place to borrow $139.0 million.  As of March 31, 2012, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at March 31, 2012, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of March 31, 2012
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$48,700	$—	$—	$—	$—	$48,700
Interest bearing deposits in other banks	335	—	—	—	—	335
Investment securities	673	5,828	—	74,274	157,781	238,556
Loans	235,985	93,361	119,539	259,139	108,963	816,986
Total earning assets	$285,693	$99,189	$119,539	$333,413	$266,744	$1,104,578

Interest checking, money market and savings	324,721	—	—	—	—	324,721
Certificates of deposit:
Less than $100,000	2,212	843	792	70	—	3,917
$100,000 or more	12,430	7,040	7,703	450	107	27,730
Total interest-bearing liabilities	$339,363	$7,883	$8,495	$520	$107	$356,368

Interest rate gap	$(53,671)	$91,306	$111,044	$332,893	$266,637	$748,209
Cumulative interest rate gap	$(53,671)	$37,636	$148,680	$481,573	$748,209

Interest rate gap ratio	(0.19)	0.92	0.93	1.00	1.00
Cumulative interest rate gap ratio	(0.19)	0.10	0.29	0.57	0.68

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at March 31, 2012 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at March 31, 2012 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at March 31, 2012 and December 31, 2011. At March 31, 2012, approximately 77.2% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of March 31, 2012
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$362,556	$183,211	$165,251	$14,093
Real estate construction	51,986	40,319	1,014	10,653
Land loans	6,109	2,531	1,505	2,073
Real estate other	154,697	13,273	61,664	79,760
Factoring and asset-based	154,895	109,323	45,572	—
SBA	82,459	2,844	777	78,838
Other	4,284	3,702	583	—
Total loans	$816,986	$355,203	$276,366	$185,417

	As of December 31, 2011
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$330,348	$154,035	$163,077	$13,235
Real estate construction	47,213	36,489	2,511	8,213
Land loans	6,772	3,089	1,594	2,089
Real estate other	157,446	10,375	60,087	86,984
Factoring and asset-based	142,482	101,289	41,193	—
SBA	73,336	361	693	72,282
Other	4,431	4,098	334	—
Total loans	$762,028	$309,735	$269,489	$182,804

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of March 31, 2012 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $19.1 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of March 31, 2012
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$3,306	$696	$1,392	$1,218	$—

Operating leases	7,742	1,992	3,129	2,621	—

Total	$11,048	$2,688	$4,521	$3,839	$—

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2012, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 — OTHER INFORMATION

Not applicable

ITEM 6 — EXHIBITS

(a) Exhibits

See Index to Exhibits at page 52 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: May 7, 2012	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2012	By:	/s/ Thomas A. Sa
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

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 7, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (ii)  the Consolidated Statement of Income for the three month periods ended March 31, 2012 and 2011, (iii) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.