Form 10-Q
period 2012-06-30
Bridge Capital Holdings
filed 2012-08-07
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of Common Stock outstanding as of August 2, 2012:  15,259,332

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$16,877	$17,135
Federal funds sold	39,420	106,690
Total cash and equivalents	56,297	123,825

Interest bearing deposits in other banks	335	335
Investment securities	224,967	240,268
Loans, net of allowance for credit losses of $19,541 at June 30, 2012 and $18,540 at December 31, 2011	828,240	740,696
Premises and equipment, net	2,205	2,337
Other real estate owned	3,125	4,126
Accrued interest receivable	3,452	3,291
Other assets	46,588	46,155
Total assets	$1,165,209	$1,161,033

LIABILITIES
Deposits:
Demand noninterest-bearing	$645,884	$660,036
Demand interest-bearing	5,264	4,272
Money market and savings	294,389	298,145
Time	40,017	36,222
Total deposits	985,554	998,675

Junior subordinated debt securities	17,527	17,527
Other borrowings	10,000	—
Accrued interest payable	11	9
Other liabilities	15,007	15,309
Total liabilities	1,028,099	1,031,520

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, no par value; 30,000,000 shares authorized; 15,261,432 shares issued and outstanding at June 30, 2012; 15,145,181 shares issued and outstanding at December 31, 2011;	102,508	101,598
Additional paid in capital	5,153	5,075
Retained earnings	29,447	23,431
Accumulated other comprehensive gain/(loss)	2	(591)
Total shareholders’ equity	137,110	129,513
Total liabilities and shareholders’ equity	$1,165,209	$1,161,033

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Loans	$13,365	$11,132	$26,934	$21,948
Federal funds sold	31	56	78	138
Investment securities	1,694	1,104	3,403	1,906
Interest bearing deposits in other banks	—	9	—	19
Total interest income	15,090	12,301	30,415	24,011

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	—	1	1	2
Money market and savings	205	205	406	432
Certificates of deposit	27	56	58	134
Other	317	273	563	619
Total interest expense	549	535	1,028	1,187

Net interest income	14,541	11,766	29,387	22,824
Provision for credit losses	500	—	2,250	750
Net interest income after provision for credit losses	14,041	11,766	27,137	22,074

NON-INTEREST INCOME:
Service charges on deposit accounts	834	720	1,639	1,395
International fee income	659	530	1,376	1,076
Gain on sale of SBA loans	358	—	634	641
Other non interest income	1,121	261	1,866	945
Total non-interest income	2,972	1,511	5,515	4,057

OPERATING EXPENSES:
Salaries and benefits	7,390	5,927	14,429	11,305
Premises and fixed assets	987	924	1,923	1,896
Other operating expenses	2,981	3,354	6,084	7,241
Total operating expenses	11,358	10,205	22,436	20,442

Income before income taxes	5,655	3,072	10,216	5,689
Income taxes	2,346	1,286	4,200	2,333
Net income	$3,309	$1,786	$6,016	$3,356

Preferred dividends	—	—	—	200
Net income available to common shareholders	$3,309	$1,786	$6,016	$3,156

Basic income per share	$0.23	$0.13	$0.42	$0.22
Diluted income per share	$0.22	$0.12	$0.40	$0.22
Average common shares outstanding	14,383,214	14,263,583	14,373,377	14,177,061
Average common and equivalent shares outstanding	14,935,752	14,652,766	14,861,575	14,563,274

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

NET INCOME	$3,309	$1,786	$6,016	$3,356

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities available-for-sale	281	866	1,161	2,731
Reclassification adjustment for realized (gains) losses on securities	(4)	62	(323)	155
Unrealized gains (losses) on supplemental executive retirement plan	16	11	32	22
Unrealized gains (losses) on cash flow hedges	38	(350)	131	(172)
Other comprehensive income (loss), before income taxes	$331	$589	$1,001	$2,736
Income tax (expense) benefit	(129)	(235)	(408)	(1,094)
Other comprehensive income (loss), net of tax	$202	$354	$593	$1,642

COMPREHENSIVE INCOME	$3,511	$2,140	$6,609	$4,998

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six months ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,016	$3,356
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,250	750
Depreciation and amortization	574	573
Write down of other real estate owned	36	—
Net (gain) loss on sale of loans	(634)	(641)
Net (gain) loss on sale of other real estate owned	16	(262)
Deferred income tax (credit)	(408)	1,908
Stock based compensation	832	692
Loans originated for sale	(24,860)	(14,210)
Proceeds from loan sales	15,345	11,404
Net (gain) loss on sale of securities	(323)	155
(Increase) decrease in accrued interest receivable and other assets	(594)	(598)
Increase (decrease) in accrued interest payable and other liabilities	(170)	(1,565)
Net cash provided by (used in) operating activities	(1,920)	1,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(34,075)	(94,656)
Proceeds from sale of securities available for sale	22,743	27,396
Proceeds from maturity of securities available for sale	27,794	80,019
Proceeds from the sale of other real estate owned	982	3,056
Net decrease (increase) in loans	(79,678)	(3,347)
Net decrease (increase) in interest bearing deposits in other banks	—	2,204
Purchase of fixed assets	(442)	(216)
Net cash provided by (used in) investing activities	(62,676)	14,456

CASH FLOW FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(13,121)	31,727
Inecrease/(Decrease) in other borrowings	10,000	(7,672)
Common stock issued	189	1,099
Redemption of preferred stock	—	(23,864)
Payment of cash dividends	—	(200)
Net cash (used in) provided by financing activities	(2,932)	1,090

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	(67,528)	17,108
Cash and equivalents at beginning of period	123,825	122,916
Cash and equivalents at end of period	$56,297	$140,024

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$474	$556
Cash paid for income taxes	$2,505	$874

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$33	$5,810

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters and six months ended June 30, 2012 and 2011, respectively, are not necessarily indicative of full year results.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860), was issued April 2011.  The guidance is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a significant impact on the Company’s financial statements.

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

FASB ASU 2011-05, Presentation of Comprehensive Income (Topic 220), was issued June 2011.  The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. FASB ASU 2011-12 deferred the implementation date of part of this ASU.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $454,000 ($291,000 net of tax) and $832,000 ($541,000 net of tax) of stock-based compensation expense during the three and six months ended June 30, 2012, respectively, and recorded $410,000 ($260,000 net of tax) and $692,000 ($448,000 net of tax) of stock-based compensation expense during the three and six months ended June 30, 2011, respectively, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2012 and December 31, 2011.  As of June 30, 2012, $5.0 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.0 years.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive income totaling $2,000, net of tax, as of June 30, 2012 and a cumulative other comprehensive loss totaling $(591,000), net of tax, as of December 31, 2011.

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

The allowance generally consists of specific and general reserves.  Specific reserves generally relate to loans that are individually classified as impaired, but may also relate to loans that in management’s opinion exhibit negative credit characteristics or trends suggesting potential future loss exposure greater than historical loss experience would suggest. It is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans when management believes the uncollectibility of the loan is confirmed, therefore specific reserves are uncommon.  A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are generally considered troubled debt restructurings and classified as impaired.

Commercial and real estate loans are individually evaluated for impairment.  Generally Accepted Accounting Principles specify that if a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  However, it is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans when management believes the uncollectibility of the loans has been confirmed.

Substandard loans are individually evaluated for impairment.  Generally Accepted Accounting Principles specify that if a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using an appropriate discount rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. See Note 4 to the financial statements for additional information on substandard loans.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using an appropriate discount rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.  See Note 4 to the financial statements for additional information on troubled debt restructurings.

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

Earnings per share calculation

	Three months ended		Six months ended
(dollars in thousands,	June 30,		June 30,
except per share amounts)	2012	2011	2012	2011

Net income	$3,309	$1,786	$6,016	$3,356
Less:
Dividends on preferred shares	—	—	—	(200)
Net income available for common shareholders	3,309	1,786	6,016	3,156

Weighted average shares:
Basic common shares	14,383,214	14,263,583	14,373,377	14,177,061
Diluted potential common shares related to stock options, restricted stock, and preferred stock	552,538	389,183	488,198	386,213
Total average common equivalent shares	14,935,752	14,652,766	14,861,575	14,563,274

Basic earnings per share	$0.23	$0.13	$0.42	$0.22
Diluted earnings per share	$0.22	$0.12	$0.40	$0.22

There were 280,284 and 189,734 options to aquire common stock (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2012, because to do so would have been anti-dilutive.

3.             Securities

As of June 30, 2012 and December 31, 2011, the Company had securities available for sale of $207.2 million and $224.0 million, respectively, and securities held to maturity of $17.7 million and $16.3 million, respectively. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and approximate fair values of securities as of June 30, 2012 and December 31, 2011 are as follows:

	As of June 30, 2012
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$8,019	$168	$—	$8,187
Mortgage backed securities	170,680	2,507	(121)	173,066
Corporate bonds	26,066	54	(151)	25,969
Total debt securities	204,765	2,729	(272)	207,222

Total securities available for sale	$204,765	$2,729	$(272)	$207,222

Securities held to maturity
Debt securities:
Mortgage backed securities	$17,745	$428	$—	$18,173
Total debt securities	17,745	428	—	18,173

Total securities held to maturity	$17,745	$428	$—	$18,173

Total investment securities	$222,510	$3,157	$(272)	$225,395

	As of December 31, 2011
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$14,873	$141	$—	$15,014
Mortgage backed securities	181,226	1,972	(59)	183,138
Corporate bonds	26,294	56	(491)	25,859
Total debt securities	222,393	2,169	(550)	224,011

Total securities available for sale	$222,393	$2,169	$(550)	$224,011

Securities held to maturity
Debt securities:
Mortgage backed securities	$16,256	$348	$—	$16,604
Total debt securities	16,256	348	—	16,604

Total securities held to maturity	$16,256	$348	$—	$16,604

Total investment securities	$238,649	$2,517	$(550)	$240,615

The scheduled maturities of securities at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$17,045	$17,340
Due after one year through five years	49,957	51,205
Due after five years through ten years	56,165	56,752
Due after ten years	81,598	81,925
Total securities available for sale	204,765	207,222

Due in one year or less	$—	$—
Due after one year through five years	7,565	7,639
Due after five years through ten years	—	—
Due after ten years	10,180	10,534
Total securities held to maturity	17,745	18,173

Total investment securities	$222,510	$225,395

	December 31, 2011
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$7,127	$7,184
Due after one year through five years	63,412	64,228
Due after five years through ten years	43,670	44,026
Due after ten years	108,184	108,573
Total securities available for sale	222,393	224,011

Due in one year or less	$—	$—
Due after one year through five years	7,733	7,797
Due after five years through ten years	—	—
Due after ten years	8,523	8,806
Total securities held to maturity	16,256	16,604

Total investment securities	$238,649	$240,615

As of June 30, 2012 and December 31, 2011, no investment securities were pledged as collateral.   As of June 30, 2012, $95,000 in unrealized losses was attributable to 11 securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2011, $530,000 in unrealized losses was attributable to 20 securities that had been in an unrealized loss position for less than 12 months.  Because the Bank had the ability to hold these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, $177,000 in unrealized losses was attributable to six securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2011, $20,000 in unrealized losses was attributable to three securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of June 30, 2012 and December 31, 2011, were caused by market interest rate increases subsequent to the purchase of the securities.  Because the Bank had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of June 30, 2012 and December 31, 2011, respectively.

4.             Loans

The balances in the various loan categories are as follows as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(dollars in thousands)	2012	2011

Commercial	$382,471	$330,348
Real estate construction	46,341	47,213
Land loans	5,327	6,772
Real estate other	153,919	157,446
Factoring and asset based	173,996	142,482
SBA	83,718	73,336
Other	4,614	4,431
Total gross loans	850,386	762,028
Unearned fee income	(2,605)	(2,792)
Total loan portfolio	847,781	759,236
Less allowance for credit losses	(19,541)	(18,540)
Loans, net	$828,240	$740,696

The Bank individually categorizes larger, non-homogenous loans into credit risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  This analysis is performed on an ongoing basis as new information is obtained.  The Bank uses the following definitions for loan risk ratings:

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
		Special		Substandard
	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$371,546	$6,076	$3,808	$1,041	$382,471
Real estate construction	44,401	—	1,940	—	46,341
Land loans	4,022	370	904	31	5,327
Real estate other	116,434	1,529	29,979	5,977	153,919
Factoring and asset based	173,996	—	—	—	173,996
SBA	70,970	641	9,945	2,162	83,718
Other	4,614	—	—	—	4,614
Total gross loans	$785,983	$8,616	$46,576	$9,211	$850,386

	As of December 31, 2011
		Special		Substandard
	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$317,923	$991	$10,636	$798	$330,348
Real estate construction	45,283	—	1,930	—	47,213
Land loans	5,056	—	1,176	540	6,772
Real estate other	117,318	7,746	26,198	6,184	157,446
Factoring and asset based	140,274	—	—	2,208	142,482
SBA	59,605	2,834	8,787	2,110	73,336
Other	4,431	—	—	—	4,431
Total gross loans	$689,890	$11,571	$48,727	$11,840	$762,028

For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status.  Loans are generally placed on non-accrual when payments have ceased and are 90 days or more past due, or when the likelihood of full collection of interest and principal is doubtful.  However, if a loan is fully secured and in the process of collection and resolution of collection (generally within 90 days), then the loan will generally not be placed on nonaccrual, regardless of its delinquency status.  Nonaccrual loans will not normally be returned to accrual status, although consideration will be given to situations where all past due principal and interest has been paid and the borrower has evidenced their ability to meet the contractual provisions of the note.  When interest accruals are discontinued, all unpaid interest is reversed against current year income.  The Bank’s method of income recognition for loans classified as nonaccrual is to apply cash received to principal when the ultimate collectability of principal is in doubt or recognize interest income on a cash basis.

The following table summarizes the payment status of the loan portfolio as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$380,677	$753	$—	$—	$1,041	$382,471
Real estate construction	46,341	—	—	—	—	46,341
Land loans	5,296	—	—	—	31	5,327
Real estate other	147,942	—	—	—	5,977	153,919
Factoring and asset based	173,996	—	—	—	—	173,996
SBA	81,495	61	—	—	2,162	83,718
Other	4,610	4	1	—	—	4,614
Total gross loans	$840,357	$818	$1	$—	$9,211	$850,386

	As of December 31, 2011
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$329,550	$—	$—	$—	$798	$330,348
Real estate construction	47,213	—	—	—	—	47,213
Land loans	6,232	—	—	—	540	6,772
Real estate other	151,262	—	—	—	6,184	157,446
Factoring and asset based	140,274	—	—	—	2,208	142,482
SBA	71,060	166	—	—	2,110	73,336
Other	4,411	12	8	—	—	4,431
Total gross loans	$750,002	$178	$8	$—	$11,840	$762,028

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

As of June 30, 2012, the Company had twenty-nine loans totaling $18.2 million classified as troubled debt restructurings.  The twenty-nine loans were comprised of three commercial loans, one real estate construction loan, twenty-two other real estate loans, and three SBA loans.  Troubled debt restructurings represented 2.1% of total gross loans as of June 30, 2012.

As of June 30, 2012, the Company had commitments of $111,000 to lend additional funds for other real estate loans classified as troubled debt restructurings.

During the three months ended June 30, 2012, the Company modified $1.4 million in loans designated as troubled debt restructurings.  This included $873,000 in other real estate loans and $510,000 in commercial loans.  The modification of the terms of such loans included extended amortization periods or extended maturity dates. Based on the impairment evaluation of these individual credits, it was deemed that the existing allocated reserves were sufficient for the three month period ended June 30, 2012.

During the six months ended June 30, 2012, the Company modified $3.7 million in loans designated as troubled debt restructurings.  This included $2.3 million in factor loans, $873,000 in other real estate loans, $753,000 in commercial loans, and $38,000 in SBA loans.  The modification of the terms of such loans included extended amortization periods or extended maturity dates.  Based on the impairment evaluation of these individual credits, a charge-off of $750,000 was deemed necessary during the six month period ended June 30, 2012.

There were no loans modified within the last twelve months that defaulted during the three or six months ended June 30, 2012.

The following table summarizes the loans categorized as troubled debt restructurings at June 30, 2012 and December 30, 2011.  The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of June 30, 2012
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$510	$753	$2,598	$990	$3,108	$1,743
Real estate construction	1,940	1,940	—	—	1,940	1,940
Land loans	—	—			—	—
Real estate other	8,351	8,070	7,711	5,976	16,062	14,046
Factoring and asset based	—	—	—	—	—	—
SBA	480	508	—	—	480	508
Other	—	—	—	—	—	—
Total gross loans	$11,281	$11,272	$10,309	$6,966	$21,590	$18,237

	As of December 31, 2011
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$497	$487	$294	$224	$791	$711
Real estate construction	1,990	1,930	—	—	1,990	1,930
Land loans	217	202			217	202
Real estate other	6,983	7,464	7,711	6,184	14,694	13,648
Factoring and asset based	—	—	—	—	—	—
SBA	601	594	—	—	601	594
Other	—	—	—	—	—	—
Total gross loans	$10,288	$10,677	$8,005	$6,408	$18,293	$17,085

Loans are designated as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of June 30, 2012 and December 31, 2011 loans designated as impaired consisted only of nonaccrual loans and troubled debt restructurings.

The following table summarizes the loans categorized as impaired at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
(dollars in thousands)	2012	2011

Nonaccrual loans (1)	$9,211	$11,840
Trouble debt restructurings - performing	11,272	10,677
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$20,483	$22,517

(1)  Nonaccrual loans include troubled debt restructurings of $6.9 million and $6.4 million at June 30, 2012 and December 31, 2011, respectively.

Impaired loans at June 30, 2012 were comprised of loans with legal contractual balances totaling approximately $25.2 million reduced by approximately $1.3 million received in non-accrual interest and impairment charges of $3.4 million which have been charged against the allowance for credit losses.

Impaired loans at December 31, 2011 were comprised of loans with legal contractual balances totaling approximately $27.6 million reduced by $1.4 million received in non-accrual interest and impairment charges of $3.7 million which have been charged against the allowance for credit losses.

The following summarizes the breakdown of impaired loans by category as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012		As of December 31, 2011
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$3,897	$1,794	$2,611	$1,285
Real estate construction	1,940	1,940	1,930	1,930
Land loans	40	31	833	742
Real estate other	15,659	14,047	16,274	13,648
Factoring and asset based	—	—	2,645	2,208
SBA	3,676	2,671	3,340	2,704
Other	—	—	—	—
Total gross loans	$25,212	$20,483	$27,633	$22,517

Consistent with the Bank’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Bank did not record income from the receipt of cash payments related to nonaccrual loans during the three and six months ended June 30, 2012 and 2011.  Interest income recognized on impaired loans represents interest the Bank recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$1,070	$21	$1,313	$—
Real estate construction	1,940	29	—	—
Land loans	265	—	1,616	—
Real estate other	13,749	120	13,424	169
Factoring and asset based	529	—	1,357	—
SBA	2,098	14	426	—
Other	—	—	—	—
Total gross loans	$19,650	$184	$18,136	$169

	Six months ended June 30,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$1,540	$27	$1,196	$—
Real estate construction	1,935	59	2,671	—
Land loans	387	—	1,907	—
Real estate other	13,847	213	11,712	219
Factoring and asset based	1,104	—	1,357	—
SBA	2,688	29	435	—
Other	—	—	94	—
Total gross loans	$21,500	$328	$19,371	$219

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The entire allowance is available for any loan that, in management’s judgment should be charged-off.

The allowance generally consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired or are otherwise exhibiting negative credit characteristics suggesting potential loss exposure greater than historical loss experience would suggest.  Specific reserves are calculated by evaluating the present value of expected future cash flows pertaining to the loan, the fair value of the collateral supporting the loan, less selling costs, or the loan’s observable market price.  It is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans when management believes the uncollectibility of the loan is confirmed; Therefore, as seen in the table below, there are typically only a small number of individual loans for which a specific reserve exists.  General reserves are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; loan charge-off trends; changes in economic conditions, changes in business conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

The allowance for loan losses totaled $19.5 million and $18.5 million as of June 30, 2012 and December 31, 2011, respectively.  The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,794	$—	$380,677	$5,639	$382,471	$5,639
Real estate construction	1,940	—	44,401	1,016	46,341	1,016
Land loans	31	—	5,296	462	5,327	462
Real estate other	14,047	1,938	139,872	4,278	153,919	6,216
Factoring and asset based	—	—	173,996	3,304	173,996	3,304
SBA	2,671	—	81,047	2,793	83,718	2,793
Other	—	—	4,614	112	4,614	112
Total	$20,483	$1,938	$829,903	$17,604	$850,386	$19,541

	As of December 31, 2011
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,285	$—	$329,063	$5,545	$330,348	$5,545
Real estate construction	1,930	—	45,283	1,220	47,213	1,220
Land loans	742	—	6,030	613	6,772	613
Real estate other	13,648	—	143,798	6,111	157,446	6,111
Factoring and asset based	2,208	—	140,274	2,381	142,482	2,381
SBA	2,704	—	70,632	2,567	73,336	2,567
Other	—	—	4,431	103	4,431	103
Total	$22,517	$—	$739,511	$18,540	$762,028	$18,540

The following table summarizes the activity in the allowance for loan losses for the quarters and six months ended June 30, 2012 and 2011.

	Three months ended June 30, 2012
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of March 31, 2012	$5,922	$1,587	$508	$6,162	$2,735	$2,300	$90	$19,304
Provision charged to expense	(235)	(576)	(48)	54	569	714	22	500
Charge-offs	238	—	—	—	—	315	—	553
Recoveries	190	5	2	—	—	93	—	290
As of June 30, 2012	$5,639	$1,016	$462	$6,216	$3,304	$2,793	$112	$19,542

	Three months ended June 30, 2011
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of March 31, 2011	$4,606	$1,160	$637	$5,157	$1,764	$1,760	$87	$15,171
Provision charged to expense	470	(112)	(1,884)	940	235	339	12	—
Charge-offs	—	—	—	380	—	—	—	380
Recoveries	29	202	1,850					2,081
As of June 30, 2011	$5,105	$1,250	$602	$5,717	$1,999	$2,100	$99	$16,872

	Six months ended June 30, 2012
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2011	$5,545	$1,220	$613	$6,111	$2,381	$2,567	$103	$18,540
Provision charged to expense	197	(211)	(157)	105	1,673	635	9	2,250
Charge-offs	311	—	—	—	750	502	—	1,563
Recoveries	208	7	6	—	—	93	—	314
As of June 30, 2012	$5,639	$1,016	$462	$6,216	$3,304	$2,793	$112	$19,541

	Six months ended June 30, 2011
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2010	$4,616	$1,628	$622	$5,358	$1,575	$1,670	$77	$15,546
Provision charged to expense	743	(1,071)	(1,632)	1,834	424	430	22	750
Charge-offs	322	—	340	1,475	—	—	—	2,137
Recoveries	68	693	1,952	—	—	—	—	2,713
As of June 30, 2011	$5,105	$1,250	$602	$5,717	$1,999	$2,100	$99	$16,872

5.                                  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at June 30, 2012 and December 31, 2011 are comprised of the following:

	June 30, 2012
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,703	$(4,481)	$1,222
Furniture and fixtures	1,070	(1,014)	56
Capitalized software	3,980	(3,356)	624
Equipment	2,664	(2,361)	303
Total premises and equipment	$13,417	$(11,212)	$2,205

	December 31, 2011
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,553	$(4,180)	$1,373
Furniture and fixtures	1,052	(989)	63
Capitalized software	3,843	(3,200)	643
Equipment	2,527	(2,269)	258
Total premises and equipment	$12,975	$(10,638)	$2,337

Depreciation and amortization amounted to $287,000 and $279,000 for the three months ended June 30, 2012 and June 30, 2011, respectively, and $574,000 and $573,000 for the six months ended June 30, 2012 and June 30, 2011, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

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

Other Borrowings

There was $10.0 million in other borrowings at June 30, 2012 and none at December 31, 2011.

As of June 30, 2012, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $289.0 million for which the Company had collateral in place to borrow $173.0 million.  As of June 30, 2012, $12.0 million of this borrowing capacity was pledged to secure a letter of credit and $10.0 million was pledged to secure a short term borrowing.

The Bank also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At June 30, 2012, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and six month periods ended June 30, 2012 and 2011 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Expected life	75 months	75 months	75 months	75 months

Stock volatility	40.00%	35.00%	40.00%	35.00%

Risk free interest rate	1.12%	2.50%	1.20%	2.50%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$5.75	$3.98	$4.94	$3.76

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2012
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$207,222	$—	$207,222	$—
Cash flow hedge	(2,004)	—	(2,004)	—
Warrant portfolio	469	—	—	469

Total	$205,687	$—	$205,218	$469

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3

Securities available for sale	$224,011	$—	$224,011	$—
Cash flow hedge	(2,135)	—	(2,135)	—
Warrant portfolio	563	—	—	563

Total	$222,439	$—	$221,876	$563

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter and six months ended June 30, 2012.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011 included OREO of $3.1 million and $4.1 million, respectively.  The fair value of OREO was determined using Level 2 assumptions.  The Company charged-off $30,000 and $39,000 during the quarter and six months ended June 30, 2012, respectively, as a result of declines in the OREO property values compared to $5,000 for the quarter and three months ended June 30, 2011.  The assets measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011 also included impaired loans of $20.5 million and $22.5 million, respectively.  The Company charged-off $553,000 and $380,000 during the quarter ended June 30, 2012 and June 30, 2011, respectively, as a result of impaired loans. The fair value of impaired loans was determined using Level 3 assumptions. In determining the net realizable value of the underlying collateral for impaired loans, the Company primarily relied on third party appraisals which were then discounted from 15% to 25% (with additional discounts depending on the age of the appraisal) to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure.  In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$16,877	$16,877	$17,135	$17,135
Federal funds sold	39,420	39,420	106,690	106,690
Interest bearing deposits in other banks	335	335	335	335
Investments securities	224,967	225,395	240,268	240,615
Loans and leases, net of unearned fees	847,781	828,466	759,236	760,884
Bank owned life insurance	10,976	10,976	10,782	10,782

Financial liabilities:
Deposits	985,554	983,641	998,675	996,659
Trust preferred securities	17,527	17,605	17,527	17,600
Other borrowings	10,000	9,999	—	—
Cash flow hedge	2,004	2,004	2,135	2,135

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at June 30, 2012 and December 31, 2011:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximate the fair value and are classified as either Level 1 or Level 2 in the fair value hierarchy.

Investment Securities

For investment securities, fair values are based on quoted market prices, where available, and are classified as Level 1.  If quoted market prices are not available, fair values are estimated using quoted market prices for similar secuities and indications of value provided by brokers and are classified as Level 2.

Loans

The fair value of variable rate loans that reprice frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level 3 within the fair value hierarchy.  Fair value for other loans are estimated using discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification in the fair value hierarchy.  The methods used to estimate the fair value of loans do not necessarily represent an exit price.

Deposits

The fair value of demand deposits (e.g. interest and non-interest bearing, savings and certain types of money market accounts) are, by definition , equal to the amount payable in demand at the reporting date (i.e. carrying value) resulting in a Level 2 classification in the fair value hierarchy.  The carrying amounts of variable rate, fixed-term money market accounts and certificate of deposits approximates their fair value at the reporting date in a Level 2 classification in the fair value hierarchy. Fair values for fixed rate certificate of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of June 30, 2012 and December 31, 2011.  The Company did not have any derivative instruments that were assets as of June 30, 2012 and December 31, 2011.

		Fair Value
Derivatives Designated as	Balance Sheet	June 30,	December 31,
Hedging Instruments	Location	2012	2011

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	$2,004	$2,135

Total hedged derivatives		$2,004	$2,135

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of June 30, 2012, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three and six months ended June 30, 2012 and 2011.

During the three and six months ended June 30, 2012 and 2011, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended June 30, 2012 and June 30, 2011, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(131,000) and $(471,000), respectively.  During the six months ended June 30, 2012 and June 30, 2011, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(205,000) and $(411,000), respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $(673,000) will be reclassified into net interest income as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three and six months ended June 30, 2012 and 2011.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three and six months ended June 30, 2012 and 2011, respectively, and as such there were no amounts included in derivative income or expense during these periods.

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011

Net interest income	$(170)	$120	$(336)	$(234)
Non-interest income	—	—	—	—

Total derivative income	$(170)	$120	$(336)	$(234)

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

As of June 30, 2012 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.0 million.  As of June 30, 2012, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2012, it would have been required to settle its obligations under the agreements at the termination value.

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

Sale of SBA Loans:  The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At June 30, 2012 and December 31, 2011, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters ended June 30, 2012 and 2011 (dollars in thousands, except per share data).

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Statement of Operations Data:
Interest income	$15,090	$12,301	$30,415	$24,011
Interest expense	549	535	1,028	1,187
Net interest income	14,541	11,766	29,387	22,824
Provision for credit losses	500	—	2,250	750
Net interest income after provision for credit losses	14,041	11,766	27,137	22,074
Other income	2,972	1,511	5,515	4,057
Other expenses	11,358	10,205	22,436	20,442
Income before income taxes	5,655	3,072	10,216	5,689
Income taxes	2,346	1,286	4,200	2,333
Net income	$3,309	$1,786	$6,016	$3,356
Preferred dividends	—	—	—	200
Net income available to common shareholders	$3,309	$1,786	$6,016	$3,156

Per Share Data:
Basic earnings per share	$0.23	$0.13	$0.42	$0.22
Diluted earnings per share	0.22	0.12	0.40	0.22
Shareholders’ equity per share	8.99	8.19	8.99	8.19

Balance Sheet Data:
Balance sheet totals:
Assets	$1,165,209	$1,033,965
Loans, net	828,240	634,791
Deposits	985,554	879,673
Shareholders’ equity	137,110	123,632

Average balance sheet amounts:
Assets	$1,162,472	$986,925	$1,158,933	$1,024,796
Loans, net	765,604	609,801	776,147	610,257
Deposits	961,857	828,498	970,645	850,633
Shareholders’ equity	135,677	123,128	134,156	135,635

Selected Ratios:
Return on average assets	1.14%	0.73%	1.04%	0.67%
Return on average equity	9.81%	5.82%	9.02%	5.23%
Efficiency ratio	64.85%	76.86%	64.28%	76.05%
Risk based capital ratio	15.80%	17.89%
Net chargeoffs (recoveries) to average gross loans	0.03%	-0.27%	0.16%	-0.09%
Allowance for loan losses to total loans	2.30%	2.58%
Average equity to average assets	11.67%	12.48%	11.58%	13.24%

Summary of Financial Results – Quarter ended June 30, 2012

The Company reported net operating income of $3.3 million for the three months ended June 30, 2012 representing an increase of $1.5 million, or 85.3%, compared to net operating income of $1.8 million for the same period one year ago. The Company reported earnings per diluted share of $0.22 for the current quarter compared to $0.12 per diluted share for the same quarter in 2011.

The increase in earnings during the period ended June 30, 2012 compared to the same period in 2011 resulted primarily from an increase in interest income related to loans and investment securities and an increase in non-interest income, offset slightly by an increase in provision for credit losses and non-interest expense related to supporting growth and investments in new initiatives.  See the specific sections below for details regarding these changes.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	June 30,		Increase
(dollars in thousands)	2012	2011	(Decrease)

Interest income	$15,090	$12,301	$2,789
Interest expense	549	535	14

Net interest income	14,541	11,766	2,775
Provision for credit losses	500	—	500
Net interest income after provision for credit losses	14,041	11,766	2,275

Other income	2,972	1,511	1,461
Other expenses	11,358	10,205	1,153
Income before income taxes	5,655	3,072	2,583

Income taxes	2,346	1,286	1,060
Net income	$3,309	$1,786	$1,523
Net income available to common shareholders	$3,309	$1,786	$1,523

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended June 30, 2012 was $14.5 million, which was comprised of $15.1 million in interest income and $549,000 in interest expense. Net interest income for the quarter ended June 30, 2011 was $11.8 million, which was comprised of $12.3 million in interest income and $535,000 in interest expense.  Net interest income for the quarter ended June 30, 2012 represented an increase of $2.8 million or 23.6% from the same period one year earlier.  The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets as a result of loan growth, combined with a decrease in average non-performing loans.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended June 30, 2012 average earning assets of $1.10 billion represented an increase of $176.7 million, or 19.0%, compared to $930.2 million for the same period in 2011.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 85.03% during the quarter ended June 30, 2012, which represented an increase compared to an average of 75.82% for the same quarter of 2011 as a result of higher loan growth relative to deposit funding.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended June 30, 2012 was 5.28% compared to 5.07% in the same period one year earlier.  The increase in net interest margin was primarily due to increased balance sheet leverage, a more favorable mix in average earning assets and increased loan fees related to overall growth of the loan portfolio.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended June 30, 2012 and 2011.

	Three months ended June 30,
	2012			2011
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$817,834	6.6%	$13,365	$628,159	7.1%	$11,132
Federal funds sold	52,761	0.2%	31	95,968	0.2%	56
Investment securities	236,052	2.9%	1,694	204,641	2.2%	1,104
Other	319	0.0%	—	1,479	2.4%	9
Total interest earning assets	1,106,966	5.5%	15,090	930,247	5.3%	12,301

Noninterest-earning assets:
Cash and due from banks	21,359			20,919
All other assets (3)	34,147			35,759
TOTAL	$1,162,472			$986,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,652	0.0%	—	$6,841	0.1%	$1
Savings	284,297	0.3%	205	300,558	0.3%	205
Time	31,006	0.4%	27	35,819	0.6%	56
Other	51,043	2.5%	317	21,483	5.1%	273
Total interest bearing liabilities	371,998	0.6%	549	364,701	0.6%	535

Noninterest-bearing liabilities:
Demand deposits	640,902			485,281
Accrued expenses and other liabilities	13,895			13,815
Shareholders’ equity	135,677			123,128
TOTAL	$1,162,472			$986,925

Net interest income and margin		5.3%	$14,541		5.1%	$11,766

(1)   Loan fee amortization of $1.7 million and $1.6 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)   Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)   Net of average allowance for credit losses of $19.3 million and $16.8 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2012 and 2011.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended June 30,
	2012 vs. 2011
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$3,070	$(836)	$2,234
Federal funds sold	(25)	1	(24)
Investment securities	221	368	589
Other	—	(9)	(9)
Total interest income	3,266	(477)	2,789

Interest expense:
Demand	—	(1)	(1)
Savings	(12)	12	0
Time	(4)	(25)	(29)
Other	183	(139)	44
Total interest expense	166	(152)	14

Change in net interest income	$3,099	$(325)	$2,775

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

Interest Income

Interest income of $15.1 million in the quarter ended June 30, 2012 represented an increase of $2.8 million, or 22.7%, from $12.3 million in the same quarter one year earlier.  The average yield on earning assets was 5.48% for the quarter ended June 30, 2012 compared to 5.30% for the quarter ended June 30, 2011.  The increase in interest income was primarily due to an increase in earning assets and a decrease in non-performing loans.

Average gross loans were $817.8 million for three months ended June 30, 2012, an increase of $189.7 million or 30.2% from $628.2 million for the same period one year earlier.  Average loans comprised 73.9% of average earning assets in the three months ended June 30, 2012 compared to 67.5% in the second quarter of 2011.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $289.1 million for the quarter ended June 30, 2012, a decrease of $13.0 million or 4.3% from $302.1 million for the three months ended June 30, 2011.

Interest Expense

Interest expense was $549,000 for the quarter ended June 30, 2012, which represented an increase of $14,000, or 2.6% from $535,000 for the comparable period of 2011.  The increase in interest expense was primarily due to an increase in average interest bearing liabilities in the second quarter of 2012 compared to the same period in 2011.  Average interest-bearing liabilities were $372.0 million for the three months ended June 30, 2012, an increase of $7.3 million, or 2.0%, from $364.7 million for the same period one year earlier.

Average interest bearing deposits were $321.0 million for the quarter ended June 30, 2012, which represented 33.4% of total average deposits and was a decrease of $22.3 million, or 6.5%, from $343.2 million representing 41.4% of total average deposits in the second quarter of 2011.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $51.0 million in the three months ended June 30, 2012 and $21.5 million for the comparable period of 2011.

The average rate paid on interest-bearing liabilities was 0.59% in the quarter ended June 30, 2012 and 2011.

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company’s loss experience, the impact of economic conditions within the Company’s market area and, as applicable, the State of California and/or national macroeconomic conditions, the value of underlying collateral, loan performance, and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans.

The Company charged-off $553,000 during the three months ended June 30, 2012 compared to $380,000 during the three months ended June 30, 2011. Loan recoveries of $290,000 recognized during the second quarter of 2012 compared to $2.1 million for the three months ended June 30, 2011.

The Company recorded a provision for credit losses of $500,000 for the three months ended June 30, 2012 due to the significant amount of new credit funding in the quarter.  There was no provision for credit losses recorded for the quarter ending June 30, 2011.

The following schedule provides an analysis of the allowance for credit losses for the quarters ended June 30, 2012 and 2011, respectively:

	Three months ended
	June 30,
(dollars in thousands)	2012	2011

Balance, beginning of period	$19,304	$15,171
Provision for credit losses	500	—
Charge-offs	(553)	(380)
Recoveries	290	2,081
Balance, end of period	$19,541	$16,872

The allowance for loan losses was $19.5 million, or 2.30% of total loans, at June 30, 2012, compared to $16.9 million, or 2.58% of total loans, at June 30, 2011. The increase in the allowance for loan losses from June 30, 2011 to June 30, 2012 is primarily attributable to the growth of the loan portfolio.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$5,639	0.7%	$5,545	0.7%
Real estate construction	1,016	0.1%	1,220	0.2%
Land loans	462	0.1%	613	0.1%
Real estate other	6,216	0.7%	6,111	0.8%
Factoring and asset based	3,304	0.4%	2,381	0.3%
SBA	2,793	0.3%	2,567	0.3%
Other	112	0.0%	103	0.0%
	$19,541	2.3%	$18,540	2.4%

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

By June 30, 2012, the Company’s land development portfolio was reduced to $5.3 million with just $1.5 million remaining exposure outside of the primary market area.  Further, over 80% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at June 30, 2012 were $46.3 million with $6.6 million remaining on projects outside of the primary market area.  In addition, at that date $18.1 million, or 39.0%, were loans to finance commercial projects while none were to finance residential projects of five or more units.

At June 30, 2012 nonperforming assets of $12.4 million, or 1.06% of total assets, compared to $16.0 million, or 1.38% of total assets, on December 31, 2011.  The following summarizes nonperforming assets at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
(dollars in thousands)	2012	2011

Loans accounted for on a non-accrual basis	$9,211	$11,840
Other loans with principal or interest contracturally past due 90 days or more and still accruing	—	—
Nonperforming loans	9,211	11,840
Other real estate owned	3,125	4,126
Nonperforming assets	$12,336	$15,966

Loans restructured and in compliance with modified terms	11,272	10,677

Nonperforming assets and restructured loans	$23,608	$26,643

The nonperforming assets at June 30, 2012 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $9.2 million, and other real estate owned valued at $3.1 million.  Nonperforming loans at June 30, 2012 were comprised of loans with legal contractual balances totaling approximately $13.9 million reduced by $1.3 million received in nonaccrual interest and impairment charges of $3.4 million which have been charged against the allowance for credit losses.  As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of June 30, 2012 (dollars in thousands).

June 30, 2012

Classification	Amount	Collateral

Real estate other	$5,976	Special purpose facility in Santa Cruz County
	5,976

SBA	906	Special purpose facility in Alameda County
SBA	361	Mixed used building in Santa Clara County
SBA	237	Special purpose facilities in Orange County
SBA	380	Special purpose facilities in San Diego County
SBA	129	Industrial building in Riverside County
SBA	61	Lot for single family homes in Contra Costa County
SBA	47	Single family residences in Orange and LA Counties
SBA	25	Commercial building in San Diego County
SBA	10	Light industrial warehouse space in Stanislaus County
SBA	6	Single family residence in Santa Clara County
	2,162

Land	31	Lot for commercial development in Calaveras County
	31

Commercial	990	Business assets
Commercial	51	Commercial building in Santa Clara County
	1,041

Total nonperforming loans	$9,211

Included in nonperforming loans at June 30, 2012 are loans totaling $6.9 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of June 30, 2012, previously modified loans totaling $11.3 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

Management undertakes significant processes in order to identify potential problem loans in a timely manner.  In addition to regular interaction with the Company’s borrowers, the relationship managers review the credit ratings for each loan on a monthly basis and identify any potential downgrades.  For commercial and factoring/asset-based loans, the Company receives quarterly financial statements and other pertinent reporting, such as borrowing bases for asset-based facilities, so as to identify any deteriorating financial trends.  Covenant compliance for these loans is also monitored on a quarterly basis.  For real estate construction and land loans, the development, construction and lease up or sell out status of each project is monitored on a monthly basis.  For SBA loans and loans secured by standing commercial or residential property, the Company receives updated rent rolls, operating statements, and/or tax returns on an annual basis.  In addition, home equity loans are reviewed annually for deterioration in either the underlying property value or the borrower’s payment history.  Management also engages a third party loan review firm that reviews the loan portfolio periodically to further identify potential problem loans.  The loan review includes assessment of underwriting, quality of legal documents, management of the loan relationship, and adherence to the credit policy along with acceptable risk mitigation and rationale for exceptions to the policy.

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

The Company primarily relies on fair market appraisals to determine the value of underlying real estate collateral.  Appraisals are required for real property secured loans of $250,000 or more, including increases to existing loans of $250,000 or more.  In the event there is evidence of deterioration in values, an evaluation of the collateral value and/or a full new appraisal is required for an extension of the loan maturity.  Potential problem loans are typically reappraised every 12 months depending size, nature, current economic conditions and the borrower’s current financial performance and repayment history. The appraisals are performed by Board approved appraisers that have appropriate licensing and experience.  Generally, when a prospective loan amount exceeds $3.0 million, the completed appraisal is further reviewed by a qualified third party review appraiser.  To determine the value of underlying collateral for formula lines of credit that are predicated on a borrowing base of eligible assets, the Company typically requires a pre loan funding field audit of the borrower’s financial records to verify the accounts receivable, their eligibility for inclusion in the borrowing base, performance of the collateral and any asset concentrations.

On a monthly basis, relationship managers assess the collateral position of individual loans and identify any potential collateral shortfalls which, if left uncorrected, could result in deterioration of the repayment prospects for the loan at some future date.  Any potential collateral shortfalls are incorporated into a written corrective action plan.  The status of the corrective action plans are reviewed by executive management.  Review of ability to acquire additional collateral and the related timeframes are addressed on an individual loan basis.

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

Due to positive trends in overall loan classifications during 2011 and the first six months of 2012, reflecting the improving condition of the loan portfolio combined with new loan production, the Company has been able to modestly lower the level of reserves to 2.30% of total loans at June 30, 2012.  The coverage ratio, the ratio of allowance for loan losses to non-performing loans was 212.15% at June 30, 2012 compared to 133.62 at June 30, 2011.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analysis.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$834	28.1%	$720	47.7%
Warrant income	675	22.7%	—	0.0%
International fee income	659	22.2%	530	35.1%
Gain (loss) on sale of SBA loans	358	12.0%	—	0.0%
SBA loan servicing income	130	4.4%	111	7.3%
Increase in value of life insurance	97	3.3%	97	6.4%
Net gain (loss) on Sale of OREO	(16)	-0.5%	—	0.0%
Net gain (loss) on sale of securities	4	0.1%	(62)	-4.1%
Other operating income	231	7.8%	115	7.5%

	$2,972	100.0%	$1,511	100.0%

Non-interest income totaled $3.0 million in the second quarter of 2012, an increase of $1.5 million or 96.8% from $1.5 million in the second quarter of 2011.  Non-interest income generally consists of service charge income on deposit accounts, warrant income, international fee income, SBA loan servicing income, and gains recognized on sales of SBA loans, OREO properties, and securities.  The increase in non-interest income during the quarter ending June 30, 2012 compared to the same period one year ago was primarily attributable to an increase in warrant income, gains on the sale of SBA loans, international fee income and depositor service charges.

For the quarter ended June 30, 2012 service charge income on deposit accounts was $834,000, representing an increase of $114,000, or 15.8%, compared to $720,000 for the same period one year ago.  The increase in depositor service charges is attributable to an increase in average deposits.

During the second quarter of 2012, the Company redeemed several warrants related to the payoff of a technology loan on the books since 2006.  The warrants generated income of $675,000

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the second quarter of 2012, the Company recognized $659,000 in international fee income, representing an increase of $129,000, or 24.3%, compared to $530,000 for the same period one year ago. The increase was primarily caused by an increase in client demand for international services

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The company recognized $358,000 in gains on the sale of SBA loans sold during the three months ended June 30, 2012 compared to no losses on the sale of SBA loans sold during the three months ended June 30, 2011.

The Company earns a servicing fee on all SBA loans sold.  During the quarter ended June 30, 2012, $130,000 in SBA loan servicing income was recognized compared to $111,000 for the same period one year earlier, reflecting an increase of $19,000 or 17.1%.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended June 30, 2012 and 2011.

	Three months ended June 30,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$7,390	2.7%	$5,927	2.6%
Occupancy	848	0.3%	802	0.3%
Data processing	768	0.3%	722	0.3%
Marketing/Advertising	617	0.2%	319	0.1%
Deposit services	259	0.1%	250	0.1%
Loan/OREO	233	0.1%	395	0.2%
Assessments	176	0.1%	547	0.2%
Furniture and equipment	139	0.1%	122	0.1%
Legal and professional	68	0.0%	702	0.3%
Other	860	0.3%	419	0.2%

	$11,358	4.1%	$10,205	4.4%

Operating expenses were $11.4 million for the three months ended June 30, 2012, an increase of $1.2 million or 11.3% from $10.2 million at June 30, 2011.  As a percentage of average earning assets, other expenses for the three months ended June 30, 2012 and 2011 were 4.1% and 4.4%, respectively, on an annualized basis.  Overall, trends in non-interest expenses continue to reflect a lower level of expenses related to problem asset valuation and resolution and higher expenses related to supporting growth and investments in new initiatives.

Salaries and benefits expense of $7.4 million for the quarter ended June 30, 2012, compared to $5.9 million for the quarter ended June 30, 2011.  The increase in salary and benefits expense compared to the second quarter of 2011 related to an increase in headcount to support growth and new initiatives and also included additional accruals for incentive compensation due to strong performance related to loan generation.  At June 30, 2012, the Company employed 200 full-time equivalents (FTE) compared to 172 FTE on the same date one year earlier.  Salaries and benefits included a charge of $408,000 and $439,000 to recognize compensation related to employee stock-based awards in the second quarter of 2012 and 2011, respectively.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the second quarter of 2012 was $768,000 which represented an increase of approximately $46,000 over $722,000 for the same period one year earlier.  The increase in data processing was primarily due to an increase in deposit transaction volumes.

Marketing expense of $617,000 for the period ended June 30, 2012 represented an increase of $298,000 over $319,000 during the same period one year earlier.  The increase in marketing expense reflects enhanced marketing efforts in order to support growth and new initiatives.

OREO and loan related charges were $233,000 for the quarter ended June 30, 2012 compared to $395,000 for the quarter ended June 30, 2011.  The decrease in OREO and loan related charges was primarily attributed to a decline in nonperforming assets.

As required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, on February 7, 2011, the FDIC issued a final rule that changes its assessment system for deposit insurance coverage from one based on domestic deposits to one that will be based on consolidated total assets.  That change became effective on April 1, 2011 and was based on asset balances starting with the quarter ended September 30, 2011.  The FDIC assessment recognized during the quarter ended June 30, 2012 was $176,000 compared to $547,000 for the same period one year earlier. The decrease in regulatory assessments was a result of the change in the FDIC assessment system, as well as the elimination of the Transaction Guarantee program in the second quarter of 2011.

Legal and professional charges were $68,000 for the quarter ended June 30, 2012 compared to $702,000 for the quarter ended June 30, 2011.  Lower legal and professional charges can be attributed to the decline in legal fees as a result of the decrease in nonperforming assets.

Summary of Financial Results — Six months ended June 30, 2012

The Company reported net operating income of $6.0 million for the six months ended June 30, 2012 representing an increase of $2.7 million, or 79.3%, compared to net operating income of $3.3 million for the same period one year ago. Net income available to common shareholders was reduced by preferred dividends $200,000 during the first six months of 2011, resulting in earnings per diluted share of $0.40 and $0.22, for the six months ended June 30, 2012 and 2011, respectively.  There were no preferred dividends during 2012 compared to $200,000 during the same period one year earlier due to the early conversion of Series B and B-1 preferred shares in March 2010 and early redemption of Series C preferred shares in March 2011 (see discussion in Capital Resources section under Private Placement 2008 and Trouble Assets Relief Program (TARP)).

The table below highlights the changes in the nature and sources of income and expense.

	Six months ended
	June 30,		Increase
(dollars in thousands)	2012	2011	(Decrease)

Interest income	$30,415	$24,011	$6,404
Interest expense	1,028	1,187	(159)

Net interest income	29,387	22,824	6,563
Provision for credit losses	2,250	750	1,500

Net interest income after provision for credit losses	27,137	22,074	5,063
Other income	5,515	4,057	1,458
Other expenses	22,436	20,442	1,994
Income before income taxes	10,216	5,689	4,527

Income taxes	4,200	2,333	1,867
Net income	$6,016	$3,356	$2,660

Preferred dividends	0	200	(200)
Net income available to common shareholders	$6,016	$3,156	$2,860

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

Net interest income for the six months ended June 30, 2012 was $29.4 million, which was comprised of $30.4 million in interest income and $1.0 million in interest expense. Net interest income for the six months ended June 30, 2011 was $22.8 million, which was comprised of $24.0 million in interest income and $1.2 million in interest expense.  Net interest income for the six months ended June 30, 2012 represented an increase of $6.6 million or 28.8% from the same period one year earlier.  The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets combined with a decrease in average nonperforming loans and a lower cost of funds.

The composition of the average balance sheet impacts growth in net interest income.  For the six months ended June 30, 2012 average earning assets of $1.10 billion represented an increase of $156.2 million, or 16.5%, compared to $946.7 million for the same period in 2011.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 82.20% during the six months ended June 30, 2012, which represented an increase compared to an average of 74.77% for the same period in 2011 as a result of faster loan growth relative to deposit funding.

The Company’s net interest margin (net interest income divided by average earning assets) for the six months ended June 30, 2012 was 5.36% compared to 4.86% in the same period one year earlier.  The increase in net interest margin from prior year was primarily due to increased balance sheet leverage and a favorable mix in average earning assets and increased loan fees related to overall growth of the loan portfolio.  The positive impact on the net interest margin from increased loan fees for the six months ended June 30, 2012 compared to the same period one year ago was 17 basis points.  The negative impact of reversed or foregone interest (net of recovered interest) due to nonperforming assets was 8 basis points in the six months ended June 30, 2012 compared to 14 basis points for the same period one year earlier.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
	2012			2011
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$797,889	6.8%	$26,934	$627,740	7.1%	$21,948
Federal funds sold	67,018	0.2%	78	119,286	0.2%	138
Investment securities	237,587	2.9%	3,403	197,971	1.9%	1,906
Other	326	0.0%	—	1,672	2.3%	19
Total interest earning assets	1,102,820	5.5%	30,415	946,669	5.1%	24,011

Noninterest-earning assets:
Cash and due from banks	21,821			21,453
All other assets (3)	34,292			37,632
TOTAL	$1,158,933			$1,005,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,234	0.0%	1	$6,694	0.1%	$2
Savings	296,866	0.3%	406	322,797	0.3%	432
Time	32,075	0.4%	58	39,692	0.7%	134
Other	39,670	2.9%	563	22,951	5.4%	619
Total interest bearing liabilities	373,845	0.6%	1,028	392,134	0.6%	1,187

Noninterest-bearing liabilities:
Demand deposits	636,471			470,369
Accrued expenses and other liabilities	14,461			13,918
Shareholders’ equity	134,156			129,333
TOTAL	$1,158,933			$1,005,754

Net interest income and margin		5.4%	$29,387		4.9%	$22,824

(1)         Loan fee amortization of $4.1 million and $2.8 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for credit losses of $18.9 million and $16.2 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the six months ended June 30, 2012 and 2011.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Six months ended June 30,
	2012 vs. 2011
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$5,805	$(819)	$4,986
Federal funds sold	(61)	1	(60)
Investment securities	573	924	1,497
Other	—	(19)	(19)
Total interest income	6,317	87	6,404

Interest expense:
Demand	(0)	0	(0)
Savings	(34)	8	(26)
Time	(14)	(63)	(77)
Other	239	(295)	(56)
Total interest expense	191	(349)	(159)

Change in net interest income	$6,126	$437	$6,563

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

Interest Income

Interest income of $30.4 million in the six months ended June 30, 2012 represented an increase of $6.4 million, or 26.7%, from $24.0 million in the same period one year earlier.  The average yield on earning assets was 5.55% for the six months ended June 30, 2012 and 5.11% for the six months ended June 30, 2011.  The increase in interest income was primarily due to an increase in earning assets, a decrease in non-performing loans, and increased loan fees.

Average gross loans were $797.9 million for six months ended June 30, 2012, an increase of $170.1 million or 27.1% from $627.7 million for the same period one year earlier.  Average loans comprised 72.3% of average earning assets in the six months ended June 30, 2012 compared to 66.3% in the first six months of 2011.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $304.9 million for the six months ended June 30, 2012, a decrease of $14.0 million or 4.4% from $318.9 million for the six months ended June 30, 2011.

Interest Expense

Interest expense was $1.0 million for the six months ended June 30, 2012, which represented a decrease of $159,000, or 13.4% from $1.2 million for the comparable period of 2011.  The decrease in interest expense reflects a decline in interest bearing liabilities and lower interest rates paid on interest-bearing liabilities in the first six months of 2012 compared to the same period in 2011.  Average interest-bearing liabilities were $373.8 million for the six months ended June 30, 2012, a decrease of $18.3 million or 4.7%, from $392.1 million for the same period one year earlier.

Average interest bearing deposits were $334.2 million for the six months ended June 30, 2012, which represented 34.4% of total average deposits and was a decrease of $35.0 million, or 9.5%, from $369.2 million representing 44.0% of total average deposits in the first six months of 2011.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $39.7 million and $23.0 million in the six months ended June 30, 2012 and 2011, respectively.

The average rate paid on interest-bearing liabilities of 0.55% in the six months ended June 30, 2012 compared to 0.61% in the six months ended June 30, 2011.

Credit Risk and Provision for Credit Losses

The Company maintains an allowance for credit losses which is based, in part, on the Company’s loss experience, the impact of economic conditions within the Company’s market area and, as applicable, the State of California and/or national macroeconomic conditions, the value of underlying collateral, loan performance, and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans.

The Company charged-off balances totaling $1.6 million during the six months ended June 30, 2012 which compared to $2.1 million charged-off during the same period of 2011.  During the six months ended June 30, 2012, the Company recognized $314,000 in loan recoveries.  The recoveries recognized during the first six months of 2012 compared to $2.7 million in loan recoveries for the same period one year ago.

The Company provided $2.3 million to the allowance for credit losses for the six months ended June 30, 2012, compared to $750,000 for the same period in 2011. The increase in provision for credit losses was due to the substantial growth of the loan portfolio.

The following schedule provides an analysis of the allowance for credit losses for the six months ended June 30, 2012 and 2011, respectively:

	Six months ended
	June 30,
(dollars in thousands)	2012	2011
Balance, beginning of period	$18,540	$15,546
Provision for credit losses	2,250	750
Charge-offs	(1,563)	(2,137)
Recoveries	314	2,713
Balance, end of period	$19,541	$16,872

See “Summary of Financial Results — Quarter ended June 30, 2012 — Provision for Credit Losses” for a discussion of the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$1,639	29.7%	$1,395	34.4%
International fee income	1,376	25.0%	1,076	26.5%
Warrant income	697	12.6%	187	4.6%
Gain on sale of SBA loans	634	11.5%	641	15.8%
Net gain (loss) on sale of securities	323	5.9%	(155)	-3.8%
SBA loan servicing income	265	4.8%	191	4.7%
Increase in value of life insurance	194	3.5%	194	4.8%
Net gain on sale of OREO	(16)	-0.3%	262	6.5%
Other operating income	403	7.5%	266	6.7%

	$5,515	100.0%	$4,057	100.0%

Non-interest income totaled $5.5 million in the first six months of 2012, an increase of $1.5 million or 35.9% from $4.1 million in the first six months of 2011.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, SBA loan servicing income, and gains recognized on sales of SBA loans, OREO properties, and securities.  The increase in non-interest income during the six months ending June 30, 2012 compared to the same period one year ago was primarily attributable to increases in warrant income, net gains on sales of securities, international fee income and depositor service charges.

For the six months ended June 30, 2012 service charge income on deposit accounts was $1.6 million, representing an increase of $244,000, or 17.5%, compared to $1.4 million for the same period one year ago.  The increase in depositor service charges is attributable to an increase in the deposit portfolio.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first six months of 2012, the Company recognized $1.4 million in international fee income, representing an increase of $300,000, or 27.9%, compared to $1.1 million for the same period one year ago. The increase was primarily caused by an increase in client demand for international services.

During the second quarter of 2012, the Company redeemed several warrants related to the payoff of a technology loan on the books since 2006.  Warrant income for the first six months of 2012 was $697,000.  This compares to $187,000 for the same period in 2011 representing an increase of $510,000.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  There was $634,000 in gains recognized on sales of SBA loans during the six months ended June 30, 2012 compared to $641,000 for the same period one year earlier.

The Company recognized a net gain on the sale of securities of $323,000 during the six months ended June 30, 2012, representing an increase of $478,000, or 308.4% compared to a net loss on the sale of securities of ($155,000) for the same period one year ago.

The Company earns a servicing fee on all SBA loans sold.  During the quarter ended June 30, 2012, $265,000 in SBA loan servicing income was recognized compared to $191,000 for the same period one year earlier, reflecting an increase of $74,000 or 38.7%.

During the first six months of 2012, the Company recognized $24,000 in gains on the sale of three OREO properties, compared to $262,000 in gains on the sale of two properties for the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$14,429	2.6%	$11,305	2.4%
Occupancy	1,649	0.3%	1,641	0.3%
Marketing/Advertising	1,186	0.2%	624	0.1%
Data processing	1,585	0.3%	1,459	0.3%
Legal and professional	558	0.1%	1,280	0.3%
Deposit services	500	0.1%	496	0.1%
Assessments	425	0.1%	1,350	0.3%
Loan/OREO	423	0.1%	981	0.2%
Furniture and equipment	274	0.0%	255	0.1%
Other	1,407	0.3%	1,051	0.2%

	$22,436	4.1%	$20,442	4.3%

Operating expenses were $22.4 million for the six months ended June 30, 2012, an increase of $2.0 million or 9.8% from $20.4 million at June 30, 2011.  As a percentage of average earning assets, other expenses for the six months ended June 30, 2012 and 2011 were both 4.1% and 4.3%, respectively, on an annualized basis.

In 2012, operating expenses were comprised primarily of salaries and benefits of $14.4 million, which compared to $11.3 million in 2011.  At June 30, 2012, the Company employed 200 full-time equivalents (FTE) compared to 172 FTE on the same date one year earlier. Salaries and benefits expense for the first six months of 2012 included additional accruals for incentive compensation due to strong performance related to business development. In addition, salaries and benefits included a charge of $746,000 and $602,000 to recognize compensation related to employee stock-based awards in the first six months of 2012 and 2011, respectively.

Marketing expense of $1.2 for the first six months of 2012 represented an increase of $562,000 over $624,000 during the same period one year earlier.  The increase in marketing expense reflects enhanced marketing efforts in order to support growth and new initiatives.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the six months ended June 30, 2012 was $1.6 million which represented an increase of approximately $126,000 over $1.5 million for the same period one year earlier.  The increase in data processing was primarily due to an increase in deposit transaction volumes.

Legal and professional charges were $559,000 for the six months ended June 30, 2012 compared to $1.3 million for the six months ended June 30, 2011.  The decrease in legal and professional charges was primarily attributed to with a decrease in nonperforming assets.

As required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, on February 7, 2011, the FDIC issued a final rule that changes its assessment system for deposit insurance coverage from one based on domestic deposits to one that will be based on consolidated total assets.  That change became effective on April 1, 2011 and was based on asset balances starting with the quarter ended September 30, 2011.  The FDIC assessment recognized during the six months ended June 30, 2012 was $425,000 compared to $1.4 million for the same period in 2011. The decrease in regulatory assessments was a result of the change in the FDIC assessment system, as well as the elimination of the Transaction Guarantee program in the second quarter of 2011. OREO and loan related charges were $423,000 for the six months ended June 30, 2012 compared to $981,000 for the six months ended June 30, 2011.  The decrease in OREO and loan related charges was primarily attributed to a decline in nonperforming assets.

Balance Sheet

Total assets of the Company at June 30, 2012 were $1.17 billion compared to $1.16 billion at December 31, 2011.  Loans increased to 76.3% of the earning asset mix from 68.7% at December 31, 2011 due to new loan generation being partially funded through the reduction of federal funds sold versus core deposits as a result of the seasonality of our business model.

Gross loan balances were $850.4 million at June 30, 2012, which represented an increase of $88.4 million, or 11.6%, as compared to $762.0 million at December 31, 2011. The increase in loans was primarily in commercial and factoring and asset based lending.

The following table shows the Company’s loans by type and their percentage distribution as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
(dollars in thousands)	2012	2011

Commercial	$382,471	$330,348
Real estate construction	46,341	47,213
Land loans	5,327	6,772
Real estate other	153,919	157,446
Factoring and asset based lending	173,996	142,482
SBA	83,718	73,336
Other	4,614	4,431
Total gross loans	850,386	762,028
Unearned fee income	(2,605)	(2,792)
Total loans	847,781	759,236
Less allowance for credit losses	(19,541)	(18,540)
Total loans, net	$828,240	$740,696

Commercial	45.0%	43.4%
Real estate construction	5.4%	6.2%
Land loans	0.6%	0.9%
Real estate other	18.1%	20.7%
Factoring and asset based lending	20.5%	18.7%
SBA	9.8%	9.6%
Other	0.5%	0.6%
Total gross loans	100.0%	100.0%

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $382.5 million at June 30, 2012, which represented an increase of $52.1 million, or 15.8%, compared to $330.3 million at December 31, 2011.  At June 30, 2012, commercial loans comprised 45.0% of total loans outstanding compared to 43.4% at December 31, 2011.

More than half of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial development projects.  The Company’s land loan portfolio consists of land and land development loans related to future construction credits. The Company’s construction and land loan portfolio together totaled approximately $51.7 million as of June 30, 2012 compared to $54.0 million as of December 31, 2011, representing a decrease of $2.3 million or 4.3%.  Construction and land loan balances at June 30, 2012 and December 31, 2011 comprised 6.0% and 7.1% of total loans, respectively.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans decreased $3.5 million or 2.2% to $153.9 million at June 30, 2012 from $157.4 million at December 31, 2011.  The decrease in other real estate loans was primarily in investor owned real estate term loans.  Other real estate loans represented 18.1% of total loans at June 30, 2012 compared to 20.7% at December 31, 2011.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.  In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At June 30, 2012, factoring/asset-based loans totaled $174.0 million or 20.5% of total loans, representing an increase of $31.5 million or 22.1%, as compared to $142.5 million or 18.7% of total loans at December 31, 2011.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At June 30, 2012, SBA loans comprised $83.7 million, or 9.8%, of total loans, an increase of $10.4 million, or 14.2%, from $73.3 million or 9.6% of total loans at December 31, 2011. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.  At June 30, 2012 and December 31, 2011, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At June 30, 2012, other loans totaled $4.6 million as compared to $4.4 million at December 31, 2011.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of June 30, 2012 and December 31, 2011.

	June 30,		December 31,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$645,884	65.55%	$660,036	66.09%
Interest-bearing demand	5,264	0.53%	4,272	0.43%
Money market and savings	294,389	29.87%	298,145	29.85%
Certificates of deposit:
Less than $100	3,701	0.38%	4,213	0.42%
$100 and more	36,316	3.68%	32,009	3.21%

Total deposits	$985,554	100.00%	$998,675	100.00%

Deposits decreased $13.1  million or 1.3% from $998.7 million at December 31, 2011 to $985.6 million at June 30, 2012. Total deposit balances at June 30, 2012 reflect the typical seasonal outflow of deposits in the first quarter due to tax payments and bonus payments among the Bank’s professional services clients. In addition the decrease reflects planned outflow in one segment of the portfolio, in which deposits had accumulated just prior to December 31, 2011, as clients deployed the funds in their normal course of business.  As of June 30, 2012, demand deposits and core deposits represented 66.1% and 95.9% of total deposits, compared to 66.5% and 96.4% at December 31, 2011.

Leverage

Total gross loan balances at June 30, 2012 were $850.4 million.  The resulting loan to deposit ratio was 86.3%.  Other earning assets at June 30, 2012 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $264.7 million. To date, the Company has deployed other earning assets primarily in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet, and in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding.  When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

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

In addition the Company issued a warrant to purchase up to 396,412 shares of the Company’s common stock at a purchase price of $9.03 per share, subject to certain adjustment provisions such as stock splits, issuances of Common Stock at or below a specified price relative to the then current market price of the stock, and other provisions.  The Warrant would expire ten years from the issuance date.  The Warrant was exercisable in whole or in part at any time except that the Treasury could not exercise more than one-half of the shares underlying the Warrant prior to the earlier of December 31, 2011 or ii) the date on which the Company received gross proceeds of not less than $23,864,000 in one or more Qualified Equity Offerings.  In addition, the Treasury agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

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

Regulatory Capital Ratios

The Company’s Tier 1 capital at June 30, 2012 was $152.8 million, which was comprised of $107.7 million of capital stock and surplus, $29.4 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million, offset by $1.3 million in disallowed deferred tax assets.

The following table shows the Company’s capital ratios at June 30, 2012 and December 31, 2011 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of June 30,		As of December 31,
	2012		2011
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$152,802	14.54%	$147,043	14.80%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$63,057	6.00%	$59,597	6.00%

Total Capital	$166,019	15.80%	$159,540	16.06%
(to Risk Weighted Assets)
Total capital minimum requirement	$105,095	10.00%	$99,328	10.00%

Company Leverage
Tier 1 Capital	$152,802	13.16%	$147,043	13.36%
(to Average Assets)
Tier 1 capital minimum requirement	$58,058	5.00%	$55,020	5.00%

Bank Capital Ratios
Tier 1 Capital	$129,199	12.34%	$121,296	12.27%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$62,810	6.00%	$59,298	6.00%

Total Capital	$142,365	13.60%	$133,725	13.53%
(to Risk Weighted Assets)
Total capital minimum requirement	$104,683	10.00%	$98,830	10.00%

Bank Leverage
Tier 1 Capital	$129,199	11.19%	$121,296	11.17%
(to Average Assets)
Tier 1 capital minimum requirement	$57,737	5.00%	$54,317	5.00%

The Company and the Bank were considered well capitalized at June 30, 2012 and December 31, 2011.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.  At June 30, 2012 and December 31, 2011, liquid assets as a percentage of deposits were 26.8% and 34.8%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $47.0 million in unsecured lines of credit available with correspondent banks to meet liquidity needs.  At June 30, 2012, there were no balances outstanding on these lines. Additionally, as of June 30, 2012, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $289.0 million for which the Company had collateral in place to borrow $173.0 million.  As of June 30, 2012, $12.0 million of this borrowing capacity was pledged to secure a letter of credit and $10.0 million was pledged to secure a short term borrowing.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at June 30, 2012, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of June 30, 2012
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$39,420	$—	$—	$—	$—	$39,420
Interest bearing deposits in other banks	335	—	—	—	—	335
Investment securities	5,686	—	11,654	58,771	148,856	224,967
Loans	273,890	104,101	121,588	251,656	99,151	850,386
Total earning assets	$319,331	$104,101	$133,242	$310,427	$248,007	$1,115,108

Interest checking, money market and savings	299,653	—	—	—	—	299,653
Certificates of deposit:
Less than $100,000	1,878	1,138	664	20	—	3,700
$100,000 or more	12,701	5,291	5,717	12,501	107	36,317
Other	10,000	—	—	—	—	10,000
Total interest-bearing liabilities	$324,232	$6,429	$6,381	$12,521	$107	$349,670

Interest rate gap	$(4,901)	$97,672	$126,861	$297,906	$247,900	$765,438
Cumulative interest rate gap	$(4,901)	$92,771	$219,632	$517,538	$765,438

Interest rate gap ratio	(0.02)	0.94	0.95	0.96	1.00
Cumulative interest rate gap ratio	(0.02)	0.22	0.39	0.60	0.69

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at June 30, 2012 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at June 30, 2012 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at June 30, 2012 and December 31, 2011. At June 30, 2012, approximately 82.4% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of June 30, 2012
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$382,471	$212,152	$156,484	$13,835
Real estate construction	46,341	34,902	4,856	6,583
Real estate land	5,327	1,914	1,357	2,056
Real estate other	153,919	34,430	61,241	58,248
Factoring and asset based lending	173,996	111,700	62,296	—
SBA	83,718	31,840	14,549	37,329
Other	4,614	3,186	1,428	—
Total loans	$850,386	$430,124	$302,211	$118,051

	As of December 31, 2011
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$330,348	$154,035	$163,077	$13,235
Real estate construction	47,213	36,489	2,511	8,213
Real estate land	6,772	3,089	1,594	2,089
Real estate other	157,446	10,375	60,087	86,984
Factoring and asset based lending	142,482	101,289	41,193	—
SBA	73,336	361	693	72,282
Other	4,431	4,098	334	—
Total loans	$762,028	$309,735	$269,489	$182,804

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of June 30, 2012 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $20.1 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of June 30, 2012
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$3,132	$696	$1,392	$1,044	$—

Operating leases	7,983	2,330	3,332	2,321	—

Total	$11,115	$3,026	$4,724	$3,365	$—

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2012, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 — MINE SAFETY DISCLOSURES

ITEM 5 — OTHER INFORMATION

Not applicable

ITEM 6 — EXHIBITS

(a) Exhibits

See Index to Exhibits at page 58 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: August 7, 2012	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2012	By:	/s/ Thomas A. Sa

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

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 7, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statement of Income for the three and six-month month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.