Form 10-Q
period 2012-09-30
Bridge Capital Holdings
filed 2012-11-06
CIK 1304740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of Common Stock outstanding as of October 29, 2012:  15,741,496

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$27,509	$17,135
Federal funds sold	82,245	106,690
Total cash and equivalents	109,754	123,825

Interest bearing deposits in other banks	335	335
Investment securities	227,336	240,268
Loans, net of allowance for credit losses of $19,791 at September 30, 2012 and $18,540 at December 31, 2011	858,032	740,696
Premises and equipment, net	2,057	2,337
Other real estate owned	144	4,126
Accrued interest receivable	3,439	3,291
Other assets	46,457	46,155
Total assets	$1,247,554	$1,161,033

LIABILITIES
Deposits:
Demand noninterest-bearing	$708,513	$660,036
Demand interest-bearing	5,089	4,272
Money market and savings	311,671	298,145
Time	45,934	36,222
Total deposits	1,071,207	998,675

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	10	9
Other liabilities	16,759	15,309
Total liabilities	1,105,503	1,031,520

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, no par value; 30,000,000 shares authorized; 15,746,642 shares issued and outstanding at September 30, 2012; 15,145,181 shares issued and outstanding at December 31, 2011;	102,883	101,598
Additional paid in capital	5,234	5,075
Retained earnings	33,811	23,431
Accumulated other comprehensive gain/(loss)	123	(591)
Total shareholders’ equity	142,051	129,513
Total liabilities and shareholders’ equity	$1,247,554	$1,161,033

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Loans	$14,467	$11,615	$41,400	$33,563
Federal funds sold	59	64	137	202
Investment securities	1,444	1,501	4,847	3,407
Interest bearing deposits in other banks	—	—	1	19
Total interest income	15,970	13,180	46,385	37,191

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	—	1	1	3
Money market and savings	237	220	643	652
Certificates of deposit	63	38	121	172
Other	273	270	836	889
Total interest expense	573	529	1,601	1,716

Net interest income	15,397	12,651	44,784	35,475
Provision for credit losses	200	1,250	2,450	2,000
Net interest income after provision for credit losses	15,197	11,401	42,334	33,475

NON-INTEREST INCOME:
Service charges on deposit accounts	888	707	2,527	2,102
International fee income	627	704	2,003	1,780
Gain on sale of SBA loans	227	815	861	1,444
Other non interest income	2,043	1,031	3,909	1,988
Total non-interest income	3,785	3,257	9,300	7,314

OPERATING EXPENSES:
Salaries and benefits	7,579	6,207	22,009	17,512
Premises and fixed assets	1,043	945	2,965	2,841
Other operating expenses	2,962	3,771	9,046	11,012
Total operating expenses	11,584	10,923	34,020	31,365

Income before income taxes	7,398	3,735	17,614	9,424
Income taxes	3,034	1,532	7,234	3,865
Net income	$4,364	$2,203	$10,380	$5,559

Preferred dividends	—	—	—	200
Net income available to common shareholders	$4,364	$2,203	$10,380	$5,359

Basic income per share	$0.30	$0.15	$0.72	$0.38
Diluted income per share	$0.29	$0.15	$0.70	$0.37
Average common shares outstanding	14,391,432	14,297,806	14,379,505	14,217,752
Average common and equivalent shares outstanding	14,991,337	14,699,419	14,905,624	14,610,302

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

NET INCOME	$4,364	$2,203	$10,380	$5,559

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains on securities available-for-sale	142	162	1,302	2,894
Reclassification adjustment for realized (gains) on securities	—	(595)	(323)	(441)
Unrealized gains on supplemental executive retirement plan	17	10	50	33
Unrealized gains (losses) on cash flow hedges	45	(357)	177	(532)
Other comprehensive income (loss), before income taxes	$204	$(780)	$1,206	$1,954
Income tax (expense) benefit	(83)	310	(492)	(782)
Other comprehensive income (loss), net of tax	$121	$(470)	$714	$1,172

COMPREHENSIVE INCOME	$4,485	$1,733	$11,094	$6,731

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,380	$5,559
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,450	2,000
Depreciation and amortization	861	848
Write down of other real estate owned	39	50
Net (gain) loss on sale of loans	(861)	(1,444)
Net (gain) loss on sale of other real estate owned	(640)	(288)
Deferred income tax (credit)	(492)	—
Stock based compensation	1,266	1,137
Loans originated for sale	(41,762)	(28,433)
Proceeds from loan sales	21,340	22,499
Net (gain) loss on sale of securities	(323)	(441)
(Increase) decrease in accrued interest receivable and other assets	(450)	(5,888)
Increase (decrease) in accrued interest payable and other liabilities	1,635	1,389
Net cash used in operating activities	(6,557)	(3,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(57,069)	(162,128)
Proceeds from sale of securities available for sale	22,743	43,385
Proceeds from maturity of securities available for sale	48,560	106,181
Proceeds from the sale of other real estate owned	4,616	3,503
Net decrease (increase) in loans	(98,536)	(64,934)
Net decrease in interest bearing deposits in other banks	—	2,204
Purchase of fixed assets	(581)	(452)
Net cash used in investing activities	(80,267)	(72,241)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	72,532	88,046
Decrease in other borrowings	—	(7,672)
Common stock issued	221	1,333
Redemption of preferred stock	—	(23,864)
Payment of cash dividends	—	(200)
Warrant redemption	—	(1,395)
Net cash provided by financing activities	72,753	56,248

NET DECREASE IN CASH AND EQUIVALENTS:	(14,071)	(19,005)
Cash and equivalents at beginning of period	123,825	122,916
Cash and equivalents at end of period	$109,754	$103,911

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$1,594	$817
Cash paid for income taxes	$6,955	$2,975

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$33	$5,824

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters and nine months ended September 30, 2012 and 2011, respectively, are not necessarily indicative of full year results.

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

FASB ASU 2011-05, Presentation of Comprehensive Income (Topic 220), was issued September 2011.  The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. FASB ASU 2011-12 deferred the implementation date of part of this ASU.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $433,000 ($280,000 net of tax) and $1.3 million ($821,000 net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2012, respectively, and recorded $445,000 ($291,000 net of tax) and $1.1 million ($739,000 net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2011, respectively, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2012 and December 31, 2011.  As of September 30, 2012, $12.4 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 4.1 years.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive income totaling $123,000, net of tax, as of September 30, 2012 and a cumulative other comprehensive loss totaling $(591,000), net of tax, as of December 31, 2011.

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

	Three months ended		Nine months ended
(dollars in thousands,	September 30,		September 30,
except per share amounts)	2012	2011	2012	2011

Net income	$4,364	$2,203	$10,380	$5,559
Less:
Dividends on preferred shares	—	—	—	(200)
Net income available for common shareholders	4,364	2,203	10,380	5,359

Weighted average shares:
Basic common shares	14,391,432	14,297,806	14,379,505	14,217,752
Diluted potential common shares related to stock options, restricted stock, and preferred stock	599,905	401,613	526,119	392,550
Total average common equivalent shares	14,991,337	14,699,419	14,905,624	14,610,302

Basic earnings per share	$0.30	$0.15	$0.72	$0.38
Diluted earnings per share	$0.29	$0.15	$0.70	$0.37

There were 181,579 and 288,179 options to acquire common stock (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012, because to do so would have been anti-dilutive.

3.                                      Securities

As of September 30, 2012 and December 31, 2011, the Company had securities available for sale of $210.6 million and $224.0 million, respectively, and securities held to maturity of $16.8 million and $16.3 million, respectively. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and approximate fair values of securities as of September 30, 2012 and December 31, 2011 are as follows:

	As of September 30, 2012
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$11,929	$154	$—	$12,083
Mortgage backed securities	170,136	2,756	(149)	172,743
Corporate bonds	23,483	98	(31)	23,550
Municipal bonds	2,437	—	(229)	2,208
Total debt securities	207,985	3,008	(409)	210,584

Total securities available for sale	$207,985	$3,008	$(409)	$210,584

Securities held to maturity
Debt securities:
Mortgage backed securities	$16,752	$472	$—	$17,224
Total debt securities	16,752	472	—	17,224

Total securities held to maturity	$16,752	$472	$—	$17,224

Total investment securities	$224,737	$3,480	$(409)	$227,808

	As of December 31, 2011
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$14,873	$141	$—	$15,014
Mortgage backed securities	181,226	1,972	(59)	183,138
Corporate bonds	26,294	56	(491)	25,859
Total debt securities	222,393	2,169	(550)	224,011

Total securities available for sale	$222,393	$2,169	$(550)	$224,011

Securities held to maturity
Debt securities:
Mortgage backed securities	$16,256	$348	$—	$16,604
Total debt securities	16,256	348	—	16,604

Total securities held to maturity	$16,256	$348	$—	$16,604

Total investment securities	$238,649	$2,517	$(550)	$240,615

The scheduled maturities of securities at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$12,618	$12,985
Due after one year through five years	53,368	54,926
Due after five years through ten years	60,650	61,223
Due after ten years	81,349	81,450
Total securities available for sale	207,985	210,584

Due in one year or less	$—	$—
Due after one year through five years	7,481	7,559
Due after five years through ten years	—	—
Due after ten years	9,271	9,665
Total securities held to maturity	16,752	17,224

Total investment securities	$224,737	$227,808

	December 31, 2011
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$7,127	$7,184
Due after one year through five years	63,412	64,228
Due after five years through ten years	43,670	44,026
Due after ten years	108,184	108,573
Total securities available for sale	222,393	224,011

Due in one year or less	$—	$—
Due after one year through five years	7,733	7,797
Due after five years through ten years	—	—
Due after ten years	8,523	8,806
Total securities held to maturity	16,256	16,604

Total investment securities	$238,649	$240,615

As of September 30, 2012 and December 31, 2011, no investment securities were pledged as collateral.  As of September 30, 2012, $340,000 in unrealized losses was attributable to twelve securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2011, $530,000 in unrealized losses was attributable to 20 securities that had been in an unrealized loss position for less than 12 months.  Because the Bank had the ability to hold these investments and doesn’t intend to sell these invesetments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, $69,000 in unrealized losses was attributable to seven securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2011, $20,000 in unrealized losses was attributable to three securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of September

30, 2012 and December 31, 2011, were caused by market interest rate increases subsequent to the purchase of the securities.  Because the Bank had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of September 30, 2012 and December 31, 2011, respectively.

4.             Loans

The balances in the various loan categories are as follows as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(dollars in thousands)	2012	2011

Commercial	$404,657	$330,348
Real estate construction	39,011	47,213
Land loans	5,321	6,772
Real estate other	153,003	157,446
Factoring and asset based	182,213	142,482
SBA	91,805	73,336
Other	4,949	4,431
Total gross loans	880,959	762,028
Unearned fee income	(3,136)	(2,792)
Total loan portfolio	877,823	759,236
Less allowance for credit losses	(19,791)	(18,540)
Loans, net	$858,032	$740,696

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$395,114	$5,709	$3,018	$816	$404,657
Real estate construction	39,011	—	—	—	39,011
Land loans	4,437	—	871	13	5,321
Real estate other	116,210	1,492	29,422	5,879	153,003
Factoring and asset based	180,557	1,364	292	—	182,213
SBA	79,376	2,852	7,478	2,099	91,805
Other	4,949	—	—	—	4,949
Total gross loans	$819,654	$11,417	$41,081	$8,807	$880,959

	As of December 31, 2011
		Special		Substandard
	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$317,923	$991	$10,636	$798	$330,348
Real estate construction	45,283	—	1,930	—	47,213
Land loans	5,056	—	1,176	540	6,772
Real estate other	117,318	7,746	26,198	6,184	157,446
Factoring and asset based	140,274	—	—	2,208	142,482
SBA	59,605	2,834	8,787	2,110	73,336
Other	4,431	—	—	—	4,431
Total gross loans	$689,890	$11,571	$48,727	$11,840	$762,028

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

The following table summarizes the payment status of the loan portfolio as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$403,841	$—	$—	$—	$816	$404,657
Real estate construction	39,011	—	—	—	—	39,011
Land loans	5,308	—	—	—	13	5,321
Real estate other	146,571	—	553	—	5,879	153,003
Factoring and asset based	182,213	—	—	—	—	182,213
SBA	89,647	59	—	—	2,099	91,805
Other	4,928	8	11	2	—	4,949
Total gross loans	$871,519	$67	$564	$2	$8,807	$880,959

	As of December 31, 2011
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$329,550	$—	$—	$—	$798	$330,348
Real estate construction	47,213	—	—	—	—	47,213
Land loans	6,232	—	—	—	540	6,772
Real estate other	151,262	—	—	—	6,184	157,446
Factoring and asset based	140,274	—	—	—	2,208	142,482
SBA	71,060	166	—	—	2,110	73,336
Other	4,411	12	8	—	—	4,431
Total gross loans	$750,002	$178	$8	$—	$11,840	$762,028

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

As of September 30, 2012, the Company had twenty-nine loans totaling $17.3 million classified as troubled debt restructurings.  The twenty-nine loans were comprised of three commercial loans, twenty-three other real estate loans, and three SBA loans.  Troubled debt restructurings represented 2.0% of total gross loans as of September 30, 2012.

As of September 30, 2012, the Company had commitments of $111,000 to lend additional funds for other real estate loans classified as troubled debt restructurings.

During the three months ended September 30, 2012, there were no additional loans modified and designated as troubled debt restructurings.

During the nine months ended September 30, 2012, the Company modified $3.7 million in loans designated as troubled debt restructurings.  This included $2.3 in factor loans, $873,000 in other real estate loans, $753,000 in commercial loans, and $38,000 in SBA loans.  The modification of the terms of such loans included extended amortization periods or extended maturity dates.  Based on the impairment evaluation of these individual credits, a charge-off of $750,000 was deemed necessary during the nine month period ended September 30, 2012.

A loan is considered in payment default when it is 90 days past due under the modified terms.  There were no loans modified within the last twelve months that defaulted during the three or nine months ended September 30, 2012.

The following table summarizes the loans categorized as troubled debt restructurings at September 30, 2012 and December 30, 2011.  The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of September 30, 2012
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$510	$702	$2,598	$816	$3,108	$1,518
Real estate construction	—	—	—	—	—	—
Land loans	—	—			—	—
Real estate other	10,291	9,423	7,711	5,879	18,002	15,302
Factoring and asset based	—	—	—	—	—	—
SBA	480	504	—	—	480	504
Other	—	—	—	—	—	—
Total gross loans	$11,281	$10,629	$10,309	$6,695	$21,590	$17,324

	As of December 31, 2011
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$497	$487	$294	$224	$791	$711
Real estate construction	1,990	1,930	—	—	1,990	1,930
Land loans	217	202			217	202
Real estate other	6,983	7,464	7,711	6,184	14,694	13,648
Factoring and asset based	—	—	—	—	—	—
SBA	601	594	—	—	601	594
Other	—	—	—	—	—	—
Total gross loans	$10,288	$10,677	$8,005	$6,408	$18,293	$17,085

Loans are designated as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of September 30, 2012 and December 31, 2011 loans designated as impaired consisted of nonaccrual loans, troubled debt restructurings and loans past due 90 days or more and still accruing interest.

The following table summarizes the loans categorized as impaired at September 30, 2012 and December 31, 2011.

	September 30,	December 31,
(dollars in thousands)	2012	2011

Nonaccrual loans (1)	$8,807	$11,840
Trouble debt restructurings - performing	10,629	10,677
Loans past due 90 days or more and accruing interest	2	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$19,438	$22,517

(1)  Nonaccrual loans include troubled debt restructurings of $6.7 million and $6.4 million at September 30, 2012 and December 31, 2011, respectively.

Impaired loans at September 30, 2012 were comprised of loans with legal contractual balances totaling approximately $23.5 million reduced by approximately $1.2 million received in non-accrual interest and impairment charges of $2.9 million which have been charged against the allowance for credit losses.

Impaired loans at December 31, 2011 were comprised of loans with legal contractual balances totaling approximately $27.6 million reduced by $1.4 million received in non-accrual interest and impairment charges of $3.7 million which have been charged against the allowance for credit losses.

The following summarizes the breakdown of impaired loans by category as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012		As of December 31, 2011
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$2,797	$1,518	$2,611	$1,285
Real estate construction	—	—	1,930	1,930
Land loans	39	13	833	742
Real estate other	16,176	15,302	16,274	13,648
Factoring and asset based	—	—	2,645	2,208
SBA	3,651	2,603	3,340	2,704
Other	2	2	—	—
Total gross loans	$22,665	$19,438	$27,633	$22,517

Consistent with the Bank’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Bank did not record income from the receipt of cash payments related to nonaccrual loans during the three and nine months ended September 30, 2012 and 2011.  Interest income recognized on impaired loans represents interest the Bank recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$1,656	$14	$1,494	$6
Real estate construction	970	—	970	40
Land loans	22	—	610	—
Real estate other	14,675	47	13,422	102
Factoring and asset based	—	—	2,661	—
SBA	2,637	14	977	16
Other	1	—	—	—
Total gross loans	$19,961	$75	$20,134	$164

	Nine months ended September 30,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$1,402	$41	$1,428	$21
Real estate construction	965	—	3,641	90
Land loans	378	—	1,879	—
Real estate other	14,475	319	12,838	290
Factoring and asset based	1,104	—	1,304	—
SBA	2,654	44	769	44
Other	1	—	94	—
Total gross loans	$20,978	$404	$21,953	$444

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

The allowance for loan losses totaled $19.8 million and $18.5 million as of September 30, 2012 and December 31, 2011, respectively. The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,518	$—	$403,140	$6,003	$404,658	$6,003
Real estate construction	—	—	39,011	765	39,011	765
Land loans	13	—	5,308	362	5,321	362
Real estate other	15,302	1,974	137,701	4,258	153,003	6,232
Factoring and asset based	—	—	182,213	3,567	182,213	3,567
SBA	2,603	—	89,202	2,758	91,805	2,758
Other	2	—	4,946	104	4,948	104
Total	$19,438	$1,974	$861,521	$17,817	$880,959	$19,791

	As of December 31, 2011
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,285	$—	$329,063	$5,545	$330,348	$5,545
Real estate construction	1,930	—	45,283	1,220	47,213	1,220
Land loans	742	—	6,030	613	6,772	613
Real estate other	13,648	—	143,798	6,111	157,446	6,111
Factoring and asset based	2,208	—	140,274	2,381	142,482	2,381
SBA	2,704	—	70,632	2,567	73,336	2,567
Other	—	—	4,431	103	4,431	103
Total	$22,517	$—	$739,511	$18,540	$762,028	$18,540

The following table summarizes the activity in the allowance for loan losses for the quarters and nine months ended September 30, 2012 and 2011.

	Three months ended September 30, 2012
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of June 30, 2012	$5,639	$1,016	$462	$6,216	$3,304	$2,793	$112	$19,541
Provision charged to expense	300	(254)	(83)	16	263	(35)	(8)	200
Charge-offs	—	—	17	—	—	—	—	17
Recoveries	64	3	—	—	—		—	67
As of September 30, 2012	$6,003	$765	$362	$6,232	$3,567	$2,758	$104	$19,791

	Three months ended September 30, 2011
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of June 30, 2011	$5,105	$1,250	$602	$5,717	$1,999	$2,100	$99	$16,872
Provision charged to expense	(18)	(35)	2	345	647	280	29	1,250
Charge-offs	—	—	—	280	—	—	—	280
Recoveries	444	2	4					450
As of September 30, 2011	$5,531	$1,217	$607	$5,782	$2,646	$2,381	$128	$18,292

	Nine months ended September 30, 2012
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2011	$5,545	$1,220	$613	$6,111	$2,381	$2,567	$103	$18,540
Provision charged to expense	470	(464)	(240)	121	1,936	626	1	2,450
Charge-offs	311	—	17	—	750	502	—	1,580
Recoveries	299	9	6	—	—	67	—	381
As of September 30, 2012	$6,003	$765	$362	$6,232	$3,567	$2,758	$104	$19,791

	Nine months ended September 30, 2011
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2010	$4,616	$1,628	$622	$5,358	$1,575	$1,670	$77	$15,546
Provision charged to expense	725	(1,106)	(1,631)	2,179	1,071	711	51	2,000
Charge-offs	322	—	340	1,755	—	—	—	2,417
Recoveries	512	695	1,956	—	—	—	—	3,163
As of September 30, 2011	$5,531	$1,217	$607	$5,782	$2,646	$2,381	$128	$18,292

5.             Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at September 30, 2012 and December 31, 2011 are comprised of the following:

	September 30, 2012
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,708	$(4,628)	$1,080
Furniture and fixtures	1,078	(1,022)	56
Capitalized software	3,999	(3,435)	564
Equipment	2,771	(2,414)	357
Construction in process	—	—	—
Total premises and equipment	$13,556	$(11,499)	$2,057

	December 31, 2011
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,553	$(4,180)	$1,373
Furniture and fixtures	1,052	(989)	63
Capitalized software	3,843	(3,200)	643
Equipment	2,527	(2,269)	258
Construction in process	—	—	—
Total premises and equipment	$12,975	$(10,638)	$2,337

Depreciation and amortization amounted to $287,000 and $274,000 for the three months ended September 30, 2012 and September 30, 2011, respectively, and $861,000 and $848,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

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

Other Borrowings

There were no other borrowings at September 30, 2012 and at December 31, 2011.

As of September 30, 2012, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $291.0 million for which the Company had collateral in place to borrow $215.0 million.  As of September 30, 2012, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At September 30, 2012, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and nine month periods ended September 30, 2012 and 2011 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Expected life	75 months	75 months	75 months	75 months

Stock volatility	40.00%	35.00%	40.00%	35.00%

Risk free interest rate	0.86%	1.60%	1.12%	1.69%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$6.33	$1.84	$5.33	$2.08

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2012
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$210,584	$—	$210,584	$—
Cash flow hedge	(1,959)	—	(1,959)	—
Warrant portfolio	419	—	—	419

Total	$209,044	$—	$208,625	$419

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3

Securities available for sale	$224,011	$—	$224,011	$—
Cash flow hedge	(2,135)	—	(2,135)	—
Warrant portfolio	563	—	—	563

Total	$222,439	$—	$221,876	$563

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter and nine months ended September 30, 2012.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011 included OREO of $144,000 and $4.1 million, respectively.  The fair value of OREO was determined using Level 2 assumptions.  The Company had no charge-offs for the quarter and $39,000 for the nine months ended September 30, 2012, respectively, as a result of declines in the OREO property values compared to $45,000 and $50,000 for the quarter and nine months ended September 30, 2011, respectively.  The assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011 also included impaired loans of $19.4 million and $22.5 million, respectively.  The Company charged-off $17,000 and $280,000 during the quarter ended September 30, 2012 and September 30, 2011, respectively, as a result of impaired loans. The fair value of impaired loans was determined using Level 3 assumptions. In determining the net realizable value of the underlying collateral for impaired loans, the Company primarily relied on third party appraisals which were then discounted from 15% to 25% (with additional discounts depending on the age of the appraisal) to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure.  In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 201
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$27,509	$27,509	$17,135	$17,135
Federal funds sold	82,245	82,245	106,690	106,690
Interest bearing deposits in other banks	335	335	335	335
Investments securities	227,336	227,808	240,268	240,615
Loans and leases, net of unearned fees	877,823	883,457	759,236	760,884
Bank owned life insurance	11,073	11,073	10,782	10,782

Financial liabilities:
Deposits	1,071,207	1,069,215	998,675	996,659
Trust preferred securities	17,527	17,866	17,527	17,600
Other borrowings	—	—	—	—
Cash flow hedge	1,959	1,959	2,135	2,135

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at September 30, 2012 and December 31, 2011:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximate the fair value and are classified as either Level 1 or Level 2 in the fair value hierarchy.

Investment Securities

For investment securities, fair values are based on quoted market prices, where available, and are classified as Level 1.  If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers and are classified as Level 2.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of September 30, 2012 and December 31, 2011. The Company did not have any derivative instruments that were assets as of September 30, 2012 and December 31, 2011.

		Fair Value
Derivatives Designated as	Balance Sheet	September 30,	December 31,
Hedging Instruments	Location	2012	2011

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	$1,959	$2,135

Total hedged derivatives		$1,959	$2,135

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of September 30, 2012, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2012 and 2011.

During the three and nine months ended September 30, 2012 and 2011, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended September 30, 2012 and September 30, 2011, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(127,000) and $(538,000), respectively.  During the nine months ended September 30, 2012 and September 30, 2011, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(332,000) and $(949,000), respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $(703,000) will be reclassified into net interest income as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three and nine months ended September 30, 2012 and 2011.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three and nine months ended September 30, 2012 and 2011, respectively, and as such there were no amounts included in derivative income or expense during these periods.

	Amount of gain/(loss) reclassified from AOCI into earnings - effective portion
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011

Net interest income	$(172)	$(181)	$(508)	$(415)
Non-interest income	—	—	—	—

Total derivative income	$(172)	$(181)	$(508)	$(415)

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

As of September 30, 2012 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.0 million.  As of September 30, 2012, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2012, it would have been required to settle its obligations under the agreements at the termination value.

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

Sale of SBA Loans:  The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At September 30, 2012 and December 31, 2011, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters ended September 30, 2012 and 2011 (dollars in thousands, except per share data).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Statement of Operations Data:
Interest income	$15,970	$13,180	$46,385	$37,191
Interest expense	573	529	1,601	1,716
Net interest income	15,397	12,651	44,784	35,475
Provision for credit losses	200	1,250	2,450	2,000
Net interest income after provision for credit losses	15,197	11,401	42,334	33,475
Other income	3,785	3,257	9,300	7,314
Other expenses	11,584	10,923	34,020	31,365
Income before income taxes	7,398	3,735	17,614	9,424
Income taxes	3,034	1,532	7,234	3,865
Net income	$4,364	$2,203	$10,380	$5,559
Preferred dividends	—	—	—	200
Net income available to common shareholders	$4,364	$2,203	$10,380	$5,359

Per Share Data:
Basic earnings per share	$0.30	$0.15	$0.72	$0.38
Diluted earnings per share	0.29	0.15	0.70	0.37
Shareholders’ equity per share	9.02	8.33	9.02	8.33

Balance Sheet Data:
Balance sheet totals:
Assets	$1,247,554	$1,093,983
Loans, net	858,032	699,045
Deposits	1,071,207	935,992
Shareholders’ equity	142,051	126,045

Average balance sheet amounts:
Assets	$1,217,074	$1,075,319	$1,178,455	$1,029,197
Loans, net	815,042	654,792	789,207	625,113
Deposits	1,041,394	918,346	994,400	866,106
Shareholders’ equity	140,255	125,850	136,204	128,159

Selected Ratios:
Return on average assets	1.43%	0.81%	1.18%	0.72%
Return on average equity	12.38%	6.94%	10.18%	5.80%
Efficiency ratio	60.39%	68.66%	62.90%	73.30%
Risk based capital ratio	15.70%	16.55%
Net chargeoffs (recoveries) to average gross loans	-0.01%	-0.03%	0.15%	-0.12%
Allowance for loan losses to total loans	2.25%	2.54%
Average equity to average assets	11.52%	11.70%	11.56%	12.45%

Summary of Financial Results — Quarter ended September 30, 2012

The Company reported net operating income of $4.4 million for the three months ended September 30, 2012 representing an increase of $2.2 million, or 98.1%, compared to net operating income of $2.2 million for the same period one year ago. The Company reported earnings per diluted share of $0.29 for the current quarter compared to $0.15 per diluted share for the same quarter in 2011.

The increase in earnings during the period ended September 30, 2012 compared to the same period in 2011 resulted primarily from an increase in interest income related to loans and investment securities, an increase in non-interest income and a decrease in provision for credit losses, offset slightly by an increase in non-interest expense related to supporting growth and investments in new initiatives.  See the specific sections below for details regarding these changes.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended September 30,		Increase
(dollars in thousands)	2012	2011	(Decrease)

Interest income	$15,970	$13,180	$2,790
Interest expense	573	529	44

Net interest income	15,397	12,651	2,746
Provision for credit losses	200	1,250	(1,050)
Net interest income after provision for credit losses	15,197	11,401	3,796

Other income	3,785	3,257	528
Other expenses	11,584	10,923	661
Income before income taxes	7,398	3,735	3,663

Income taxes	3,034	1,532	1,502
Net income	$4,364	$2,203	$2,161
Net income available to common shareholders	$4,364	$2,203	$2,161

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended September 30, 2012 was $15.4 million, which was comprised of $16.0 million in interest income and $573,000 in interest expense. Net interest income for the quarter ended September 30, 2011 was $12.7 million, which was comprised of $13.2 million in interest income and $529,000 in interest expense.  Net interest income for the quarter ended September 30, 2012 represented an increase of $2.7 million or 21.7% from the same period one year earlier. The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets as a result of loan growth, combined with a decrease in average nonperforming loans.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended September 30, 2012 average earning assets of $1.16 billion represented an increase of $149.3 million, or 14.7%, compared to $1.01 billion for the same period in 2011.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 80.43% during the quarter ended September 30, 2012, which represented an increase compared to an average of 73.33% for the same quarter of 2011 as a result of higher loan growth relative to deposit funding.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended September 30, 2012 was 5.26% compared to 4.95% in the same period one year earlier.  The increase in net interest margin was primarily due to increased balance sheet leverage, a more favorable mix in average earning assets and increased recurring loan fees related to overall growth of the loan portfolio. The positive impact on the net interest margin from increased loan fees for the three months ended September 30, 2012 compared to the same period last year was 34 basis points.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended September 30, 2012 and 2011.

	Three months ended September 30,
	2012			2011
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$837,574	6.9%	$14,467	$673,464	6.8%	$11,615
Federal funds sold	99,726	0.2%	59	107,063	0.2%	64
Investment securities	225,775	2.5%	1,444	233,202	2.6%	1,501
Other	335	0.0%	—	335	0.0%	—
Total interest earning assets	1,163,410	5.5%	15,970	1,014,064	5.2%	13,180

Noninterest-earning assets:
Cash and due from banks	23,232			25,066
All other assets (3)	30,432			36,189
TOTAL	$1,217,074			$1,075,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,475	0.0%	—	$7,115	0.1%	$1
Savings	295,646	0.3%	237	324,282	0.3%	220
Time	45,370	0.6%	63	32,948	0.5%	38
Other	19,592	5.5%	273	17,527	6.1%	270
Total interest bearing liabilities	366,083	0.6%	573	381,872	0.5%	529

Noninterest-bearing liabilities:
Demand deposits	694,903			554,001
Accrued expenses and other liabilities	15,833			13,596
Shareholders’ equity	140,255			125,850
TOTAL	$1,217,074			$1,075,319

Net interest income and margin		5.3%	$15,397		4.9%	$12,651

(1)	Loan fee amortization of $2.7 million and $1.5 million, respectively, is included in interest income. Nonperforming loans have been included in average loan balances.
(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on amortized cost.
(3)	Net of average allowance for credit losses of $19.6 million and $16.9 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2012 and 2011.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended September 30,
	2012 vs. 2011
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$2,803	$49	$2,852
Federal funds sold	(4)	(0)	(4)
Investment securities	(52)	(5)	(57)
Total interest income	2,747	43	2,790

Interest expense:
Demand	—	(1)	(1)
Savings	(23)	41	17
Time	17	8	25
Other	28	(25)	3
Total interest expense	22	22	44

Change in net interest income	$2,725	$21	$2,746

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

Interest Income

Interest income of $16.0 million in the quarter ended September 30, 2012 represented an increase of $2.8 million, or 21.2%, from $13.2 million in the same quarter one year earlier.  The average yield on earning assets was 5.46% for the quarter ended September 30, 2012 compared to 5.16% for the quarter ended September 30, 2011.  The increase in interest income was primarily due to an increase in earning assets and a decrease in non-performing loans.

Average gross loans were $837.6 million for three months ended September 30, 2012, an increase of $164.1 million or 24.4% from $673.5 million for the same period one year earlier.  Average loans comprised 72.0% of average earning assets in the three months ended September 30, 2012 compared to 66.4% in the third quarter of 2011.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $325.8 million for the quarter ended September 30, 2012, a decrease of $14.8 million or 4.3% from $340.6 million for the three months ended September 30, 2011.

Interest Expense

Interest expense was $573,000 for the quarter ended September 30, 2012, which represented an increase of $44,000, or 8.3% from $529,000 for the comparable period of 2011.  The increase in interest expense was primarily due to an increase in average time accounts and other interest bearing liabilities combined with an increase in yield on savings and time accounts to 35 basis points in the third quarter of 2012 compared to 29 basis points in the same period in 2011.  Average interest-bearing liabilities were $366.1 million for the three months ended September 30, 2012, a decrease of $15.8 million, or 4.1%, from $381.9 million for the same period one year earlier.

Average interest bearing deposits were $346.5 million for the quarter ended September 30, 2012, which represented 33.3% of total average deposits and was a decrease of $17.9 million, or 4.9%, from $364.3 million representing 39.7% of total average deposits in the third quarter of 2011.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $19.6 million in the three months ended September 30, 2012 and $17.5 million for the comparable period of 2011.

The average rate paid on interest-bearing liabilities was 0.62% and 0.55% in the quarters ended September 30, 2012 and 2011, respectively.

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

The Company charged-off $17,000 during the three months ended September 30, 2012 compared to $280,000 during the three months ended September 30, 2011. Loan recoveries of $67,000 were recognized during the third quarter of 2012 compared to $450,000 for the three months ended September 30, 2011.

The Company recorded a provision for credit losses of $200,000 for the three months ended September 30, 2012 due to the significant amount of new credit funding in the quarter.  This compares to $1.3 million recorded for the quarter ending September 30, 2011.

The following schedule provides an analysis of the allowance for credit losses for the quarters ended September 30, 2012 and 2011, respectively:

Analysis of the allowance for credit losses:

	Three months ended
	September 30,
(dollars in thousands)	2012	2011

Balance, beginning of period	$19,541	$16,872
Provision for credit losses	200	1,250
Charge-offs	(17)	(280)
Recoveries	67	450
Balance, end of period	$19,791	$18,292

The allowance for loan losses was $19.8 million, or 2.25% of total loans, at September 30, 2012, compared to $18.3 million, or 2.54% of total loans, at September 30, 2011. The increase in the allowance for loan losses from September 30, 2011 to September 30, 2012 is primarily attributable to the growth of the loan portfolio.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$6,003	0.7%	$5,545	0.7%
Real estate construction	765	0.1%	1,220	0.2%
Land loans	362	0.0%	613	0.1%
Real estate other	6,232	0.7%	6,111	0.8%
Factoring and asset based	3,567	0.4%	2,381	0.3%
SBA	2,758	0.3%	2,567	0.3%
Other	104	0.0%	103	0.0%
	$19,791	2.2%	$18,540	2.4%

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

By September 30, 2012, the Company’s land development portfolio was reduced to $5.3 million with just $1.4 million remaining exposure outside of the primary market area.  Further, over 70% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at September 30, 2012 were $39.0 million with $4.9 million remaining on projects outside of the primary market area.  In addition, at that date $18.5 million, or 47.0%, were loans to finance commercial projects while none were to finance residential projects of five or more units.

At September 30, 2012 nonperforming assets of $8.9 million, or 0.72% of total assets, compared to $16.0 million, or 1.38% of total assets, on December 31, 2011.  The following summarizes nonperforming assets at September 30, 2012 and December 31, 2011.

	September 30,	December 31,
(dollars in thousands)	2012	2011

Loans accounted for on a non-accrual basis	$8,807	$11,840
Other loans with principal or interest contracturally past due 90 days or more and still accruing	2	—
Nonperforming loans	8,809	11,840
Other real estate owned	144	4,126
Nonperforming assets	$8,953	$15,966

Loans restructured and in compliance with modified terms	10,629	10,677

Nonperforming assets and restructured loans	$19,582	$26,643

The nonperforming assets at September 30, 2012 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $8.8 million, and other real estate owned valued at $144,000.  Nonperforming loans at September 30, 2012 were comprised of loans with legal contractual balances totaling approximately $12.9 million reduced by $1.2 million received in nonaccrual interest and impairment charges of $2.9 million which have been charged against the allowance for credit losses.   As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans as of September 30, 2012, and no impairment reserves were required to be included in the allowance for credit losses.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of September 30, 2012 (dollars in thousands).

September 30, 2012
Classification	Amount	Collateral

Real estate other	$5,879	Special purpose facility in Santa Cruz County
	5,879

SBA	884	Special purpose facility in Alameda County
SBA	365	Special purpose facilities in San Diego County
SBA	353	Mixed used building in Santa Clara County
SBA	232	Special purpose facilities in Orange County
SBA	125	Industrial building in Riverside County
SBA	60	Lot for single family homes in Contra Costa County
SBA	41	Single family residences in Orange and LA Counties
SBA	25	Commercial building in San Diego County
SBA	8	Light industrial warehouse space in Stanislaus County
SBA	6	Single family residence in Santa Clara County
	2,099

Commercial	816	Business assets
	816

Land	12	Lot for commercial development in Calaveras County
	12

Other	2	Cash - secured
	2

Total nonperforming loans	$8,809

Included in nonperforming loans at September 30, 2012 are loans totaling $6.7 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of September 30, 2012, previously modified loans totaling $10.6 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

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

At the time a loan is classified as substandard (which includes any loan on non-accrual), the Company performs an impairment analysis of the collateral based on appraisals, field audits, other market value indicators, and Management’s judgment.  Any shortfall between the collateral’s realization value and the loan balance is charged-off at the time when management believes the uncollectibility of the loan is confirmed.  Impairment analyses are updated on a monthly basis.  Additionally, as underlying collateral is reappraised the value of the collateral is reassessed and any additional charge-off is taken at that time.  A similar practice is followed for downward adjustments to the Company’s OREO carrying value.

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and unidentified losses inherent in the portfolio.  However, although the Company is seeing a lower rate of inflow into problem assets generally, as well as a consistent reduction of carrying values through continued payments by borrowers on loans that have been placed on non-accrual, should circumstances change and management determines that the collectability of any of these credits becomes unlikely, there could be an adverse effect on the level of the allowance for loan losses and the Company's future profitability.

Due to positive trends in overall loan classifications during 2011 and the first nine months of 2012, reflecting the improving condition of the loan portfolio combined with new loan production, the Company has been able to modestly lower the level of reserves to 2.25% of total loans at September 30, 2012.  The coverage ratio, the ratio of allowance for loan losses to non-performing loans was 224.67% at September 30, 2012 compared to 150.60% at September 30, 2011.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analysis.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$888	23.5%	$707	21.7%
International fee income	627	16.6%	704	21.6%
Net gain on sale of OREO	656	17.3%	—	0.0%
Warrant income	576	15.2%	—	0.0%
Gain on sale of SBA loans	227	6.0%	815	25.0%
SBA loan servicing income	124	3.3%	118	3.6%
Increase in value of life insurance	97	2.6%	97	3.0%
Net gain (loss) on sale of securities	—	0.0%	595	18.3%
Other operating income	590	15.6%	221	6.7%

	$3,785	100.0%	$3,257	100.0%

Non-interest income totaled $3.8 million in the third quarter of 2012, an increase of $528,000 or 16.2% from $3.3 million in the third quarter of 2011.  Non-interest income generally consists of service charge income on deposit accounts, warrant income, international fee income, SBA loan servicing income, and gains recognized on sales of SBA loans, OREO properties, and securities.  The increase in non-interest income during the quarter ending September 30, 2012 compared to the same period one year ago was primarily attributable to an increase in warrant income, gains on the successful resolution of OREO and legacy problem loans that were originated prior to the economic downturn, and depositor service charges. These increases were offset in part by decreases in gains on sale of securities, gains on sale of SBA loans, and international fee income.

During the third quarter of 2012, the Company recognized $576,000 in warrant income.  Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity.  The company did not recognize warrant income during the third quarter of 2011.

During the current quarter, the Company recognized a gain of $1.0 million as a result of the successful resolution of “other real estate owned” properties and legacy problem loans that were originated prior to the economic downturn.  Net gain on the sale of OREO contributed $656,000, with the balance stemming from the successful resolution of legacy problem loans included in other operating income.  The Company did not recognize any real estate related gains during the third quarter of 2011.

For the quarter ended September 30, 2012 service charge income on deposit accounts was $888,000, representing an increase of $181,000, or 25.6%, compared to $707,000 for the same period one year ago.  The increase in depositor service charges is attributable to an increase in average deposits.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the third quarter of 2012, the Company recognized $627,000 in international fee income, representing a decrease of $77,000, or 10.9%, compared to $704,000 for the same period one year ago. The decrease was primarily attributable to a competitive marketplace causing a compression in the exchange rate spread recognized by the Company.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The company recognized $227,000 in gains on the sale of SBA loans sold during the three months ended September 30, 2012 compared to $815,000 in gains on the sale of SBA loans sold during the three months ended September 30, 2011 representing a decrease of $588,000 or 72.1%. The decrease in gains on sale of SBA loans is a direct result of a decrease in SBA loans sold in the current period versus the same period last year.

The Company earns a servicing fee on all SBA loans sold.  During the quarter ended September 30, 2012, $124,000 in SBA loan servicing income was recognized compared to $118,000 for the same period one year earlier, reflecting an increase of $6,000 or 5.1%.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended September 30, 2012 and 2011.

	Three months ended September 30,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$7,579	2.6%	$6,207	2.5%
Occupancy	903	0.3%	829	0.3%
Data processing	901	0.3%	858	0.3%
Legal and professional	406	0.1%	1,140	0.5%
Marketing/Advertising	330	0.1%	472	0.2%
Deposit services	274	0.1%	242	0.1%
Assessments	230	0.1%	224	0.1%
Loan/OREO	197	0.1%	224	0.1%
Furniture and equipment	140	0.0%	116	0.0%
Other	624	0.2%	611	0.2%

	$11,584	4.0%	$10,923	4.3%

Operating expenses were $11.6 million for the three months ended September 30, 2012, an increase of $661,000 or 6.1% from $10.9 million at September 30, 2011.  As a percentage of average earning assets, other expenses for the three months ended September 30, 2012 and 2011 were 4.0% and 4.3%, respectively, on an annualized basis.  Overall, trends in non-interest expenses continue to reflect a lower level of expenses related to problem asset valuation and resolution and higher expenses related to supporting growth and investments in new initiatives.

Salaries and benefits expense of $7.6 million for the quarter ended September 30, 2012, compared to $6.2 million for the quarter ended September 30, 2011.  The increase in salary and benefits expense compared to the third quarter of 2011 related to an increase in headcount to support growth and new initiatives and also included additional accruals for incentive compensation due to strong performance related to business development.  At September 30, 2012, the Company employed 203 full-time equivalents (FTE) compared to 184 FTE on the same date one year earlier.  Salaries and benefits included a charge of $387,000 and $398,000 to recognize compensation related to employee stock-based awards in the third quarter of 2012 and 2011, respectively.

Occupancy and equipment expense is comprised primarily of rent, leasehold improvements and depreciation expense for furniture, fixtures and equipment. For the current year, the Company recognized $1.0 million in occupancy and equipment expense compared to $945,000 for the same period in 2011.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the third quarter of 2012 was $901,000 which represented an increase of approximately $43,000 over $858,000 for the same period one year earlier.  The increase in data processing was primarily due to an increase in deposit transaction volumes.

Marketing expense of $330,000 for the period ended September 30, 2012 represented a decrease of $142,000 compared to $472,000 during the same period one year earlier.

OREO and loan related charges were $197,000 for the quarter ended September 30, 2012 compared to $224,000 for the quarter ended September 30, 2011.  The decrease in OREO and loan related charges was primarily attributed to a decline in nonperforming assets.

As required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, on February 7, 2011, the FDIC issued a final rule that changes its assessment system for deposit insurance coverage from one based on domestic deposits to one that will be based on consolidated total assets.  That change became effective on April 1, 2011 and was based on asset balances starting with the quarter ended September 30, 2011.  The FDIC assessment recognized during the quarter ended September 30, 2012 was $230,000 compared to $224,000 for the same period one year earlier.

Legal and professional charges were $406,000 for the quarter ended September 30, 2012 compared to $1.1 million for the quarter ended September 30, 2011.  Lower legal and professional charges can be attributed to the decline in legal fees as a result of the decrease in nonperforming assets.

Summary of Financial Results — Nine months ended September 30, 2012

The Company reported net operating income of $10.4 million for the nine months ended September 30, 2012 representing an increase of $4.8 million, or 86.7%, compared to net operating income of $5.6 million for the same period one year ago. Net income available to common shareholders was reduced by preferred dividends $200,000 during the first nine months of 2011, resulting in earnings per diluted share of $0.70 and $0.37, for the nine months ended September 30, 2012 and 2011, respectively.  There were no preferred dividends during 2012 compared to $200,000 during the same period one year earlier due to the early conversion of Series B and B-1 preferred shares in March 2010 and early redemption of Series C preferred shares in March 2011 (see discussion in Capital Resources section under Private Placement 2008 and Trouble Assets Relief Program (TARP)).

The table below highlights the changes in the nature and sources of income and expense.

	Nine months ended
	September 30,		Increase
(dollars in thousands)	2012	2011	(Decrease)

Interest income	$46,385	$37,191	$9,194
Interest expense	1,601	1,716	(115)

Net interest income	44,784	35,475	9,309
Provision for credit losses	2,450	2,000	450
Net interest income after provision for credit losses	42,334	33,475	8,859

Other income	9,300	7,314	1,986
Other expenses	34,020	31,365	2,655
Income before income taxes	17,614	9,424	8,190

Income taxes	7,234	3,865	3,369
Net income	$10,380	$5,559	$4,821

Preferred dividends	0	200	(200)
Net income available to common shareholders	$10,380	$5,359	$5,021

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

Net interest income for the nine months ended September 30, 2012 was $44.8 million, which was comprised of $46.4 million in interest income and $1.6 million in interest expense. Net interest income for the nine months ended September 30, 2011 was $35.5 million, which was comprised of $37.2 million in interest income and $1.7 million in interest expense.  Net interest income for the nine months ended September 30, 2012 represented an increase of $9.3 million or 26.2% from the same period one year earlier.  The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets combined with a decrease in average nonperforming loans and a slightly lower cost of funds.

The composition of the average balance sheet impacts growth in net interest income.  For the nine months ended September 30, 2012 average earning assets of $1.12 billion represented an increase of $153.8 million, or 15.9%, compared to $969.4 million for the same period in 2011.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 81.58% during the nine months ended September 30, 2012, which represented an increase compared to an average of 74.26% for the same period in 2011 as a result of faster loan growth relative to deposit funding.

The Company’s net interest margin (net interest income divided by average earning assets) for the nine months ended September 30, 2012 was 5.33% compared to 4.89% in the same period one year earlier.  The increase in net interest margin from prior year was primarily due to increased balance sheet leverage, a more favorable mix in average earning assets and an increase in recurring loan fees related to overall growth of the loan portfolio.  The positive impact on the net interest margin from increased loan fees for the nine months ended September 30, 2012 compared to the same period one year ago was 20 basis points.  The negative impact of reversed or foregone interest (net of recovered interest) due to nonperforming assets was 6 basis points in the nine months ended September 30, 2012 compared to 16 basis points for the same period one year earlier.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
	2012			2011
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$811,214	6.8%	$41,400	$643,149	7.0%	$33,563
Federal funds sold	78,000	0.2%	137	115,167	0.2%	202
Investment securities	233,621	2.8%	4,847	209,843	2.2%	3,407
Other	329	0.4%	1	1,222	2.1%	19
Total interest earning assets	1,123,164	5.5%	46,385	969,381	5.1%	37,191

Noninterest-earning assets:
Cash and due from banks	22,295			22,671
All other assets (3)	32,996			37,145
TOTAL	$1,178,455			$1,029,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$5,315	0.0%	1	$6,836	0.1%	$3
Savings	296,456	0.3%	643	323,298	0.3%	652
Time	36,539	0.4%	121	37,419	0.6%	172
Other	32,929	3.4%	836	21,123	5.6%	889
Total interest bearing liabilities	371,239	0.6%	1,601	388,676	0.6%	1,716

Noninterest-bearing liabilities:
Demand deposits	656,090			498,553
Accrued expenses and other liabilities	14,922			13,809
Shareholders’ equity	136,204			128,159
TOTAL	$1,178,455			$1,029,197

Net interest income and margin		5.3%	$44,784		4.9%	$35,475

(1)          Loan fee amortization of $6.7 million and $4.3 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)          Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)          Net of average allowance for credit losses of $19.1 million and $16.5 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2012 and 2011.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Nine months ended September 30,
	2012 vs. 2011
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$8,608	$(771)	$7,837
Federal funds sold	(65)	0	(65)
Investment securities	496	944	1,440
Other	(3)	(15)	(18)
Total interest income	9,036	157	9,194

Interest expense:
Demand	(0)	(2)	(2)
Savings	(57)	49	(8)
Time	(3)	(48)	(51)
Other	301	(354)	(53)
Total interest expense	240	(355)	(115)

Change in net interest income	$8,796	$512	$9,309

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

Interest Income

Interest income of $46.4 million in the nine months ended September 30, 2012 represented an increase of $9.2 million, or 24.7%, from $37.2 million in the same period one year earlier.  The average yield on earning assets was 5.52% for the nine months ended September 30, 2012 and 5.13% for the nine months ended September 30, 2011.  The increase in interest income was primarily due to an increase in earning assets, a decrease in non-performing loans, and increased loan fees.

Average gross loans were $811.2 million for nine months ended September 30, 2012, an increase of $168.1 million or 26.1% from $643.1 million for the same period one year earlier.  Average loans comprised 72.2% of average earning assets in the nine months ended September 30, 2012 compared to 66.4% in the first nine months of 2011.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $312.0 million for the nine months ended September 30, 2012, a decrease of $14.3 million or 4.4% from $326.2 million for the nine months ended September 30, 2011.

Interest Expense

Interest expense was $1.6 million for the nine months ended September 30, 2012, which represented a decrease of $115,000, or 6.7% from $1.7 million for the comparable period of 2011.  The decrease in interest expense primarily reflects a decline in interest bearing liabilities in the first nine months of 2012 compared to the same period in 2011.  Average interest-bearing liabilities were $371.2 million for the nine months ended September 30, 2012, a decrease of $17.4 million or 4.5%, from $388.7 million for the same period one year earlier.

Average interest bearing deposits were $338.3 million for the nine months ended September 30, 2012, which represented 34.0% of total average deposits and was a decrease of $29.2 million, or 8.0%, from $367.6 million representing 42.4% of total average deposits in the first nine months of 2011.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $32.9 million and $21.1 million in the nine months ended September 30, 2012 and 2011, respectively.

The average rate paid on interest-bearing liabilities of 0.58% in the nine months ended September 30, 2012 compared to 0.59% in the nine months ended September 30, 2011.

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

The Company charged-off balances totaling $1.6 million during the nine months ended September 30, 2012 which compared to $2.4 million charged-off during the same period of 2011.  During the nine months ended September 30, 2012, the Company recognized $381,000 in loan recoveries.  The recoveries recognized during the first nine months of 2012 compared to $3.2 million in loan recoveries for the same period one year ago.

The Company provided $2.5 million to the allowance for credit losses for the nine months ended September 30, 2012, compared to $2.0 million for the same period in 2011. The increase in provision for credit losses was due to the substantial growth of the loan portfolio.

The following schedule provides an analysis of the allowance for credit losses for the nine months ended September 30, 2012 and 2011, respectively:

	Nine months ended
	September 30,
(dollars in thousands)	2012	2011
Balance, beginning of period	$18,540	$15,546
Provision for credit losses	2,450	2,000
Charge-offs	(1,580)	(2,417)
Recoveries	381	3,163
Balance, end of period	$19,791	$18,292

See “Summary of Financial Results — Quarter ended September 30, 2012 — Provision for Credit Losses” for a discussion of the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$2,527	27.2%	$2,102	28.7%
International fee income	2,003	21.5%	1,780	24.3%
Warrant income	1,273	13.7%	146	2.0%
Gain on sale of SBA loans	861	9.3%	1,444	19.7%
Net gain on sale of OREO	640	6.9%	288	3.9%
SBA loan servicing income	388	4.2%	309	4.2%
Net gain on sale of securities	323	3.5%	441	6.0%
Increase in value of life insurance	291	3.1%	291	4.0%
Other operating income	994	10.9%	513	7.1%

	$9,300	100.0%	$7,314	100.0%

Non-interest income totaled $9.3 million in the first nine months of 2012, an increase of $2.0 million or 27.2% from $7.3 million in the first nine months of 2011.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, SBA loan servicing income, and gains recognized on sales of SBA loans, OREO properties, and securities.  The increase in non-interest income during the nine months ending September 30, 2012 compared to the same period one year ago was primarily attributable to increases in warrant income, depositor service charges, net gains on sale of OREO and international fee income, offset in part by decreases in gains on sale of SBA loans and securities.

During the first nine months of 2012, the Company redeemed several warrants.  Warrant income for the first three quarters of 2012 was $1.3 million.  This compares to $146,000 for the same period in 2011 representing an increase of $1.1 million or 771.9%.  Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity.

For the nine months ended September 30, 2012 service charge income on deposit accounts was $2.5 million, representing an increase of $425,000, or 20.2%, compared to $2.1 million for the same period one year ago.  The increase in depositor service charges is attributable to an increase in the deposit portfolio.

During the current year, the Company recognized a gain of $1.0 million as a result of the successful resolution of “other real estate owned” properties and legacy problem loans that were originated prior to the economic downturn.  Net gain on the sale of OREO contributed $640,000, with the balance stemming from the successful resolution of legacy problem loans included in other operating income.  The Company recognized $288,000 in real estate related gains for the same period last year.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first nine months of 2012, the Company recognized $2.0 million in international fee income, representing an increase of $223,000, or 12.5%, compared to $1.8 million for the same period one year ago. The increase was primarily caused by an increase in client demand for international services.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  There was $861,000 in gains recognized on sales of SBA loans during the nine months ended September 30, 2012 compared to $1.4 million for the same period one year earlier.

The Company recognized a net gain on the sale of securities of $323,000 during the nine months ended September 30, 2012, representing a decrease of $118,000, or 26.8% compared to $441,000 for the same period one year ago.

The Company earns a servicing fee on all SBA loans sold.  During the quarter ended September 30, 2012, $388,000 in SBA loan servicing income was recognized compared to $309,000 for the same period one year earlier, reflecting an increase of $79,000 or 25.6%.

During the first nine months of 2012, the Company recognized $640,000 in gains on the sale of twelve OREO properties, compared to $288,000 in gains on the sale of three properties for the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$22,009	2.6%	$17,512	2.4%
Occupancy	2,552	0.3%	2,470	0.3%
Data processing	2,486	0.3%	2,338	0.3%
Marketing/Advertising	1,515	0.2%	1,096	0.2%
Legal and professional	965	0.1%	2,420	0.3%
Deposit services	774	0.1%	738	0.1%
Assessments	655	0.1%	1,574	0.2%
Loan/OREO	621	0.1%	1,204	0.2%
Furniture and equipment	413	0.0%	371	0.1%
Other	2,030	0.2%	1,642	0.2%

	$34,020	4.0%	$31,365	4.3%

Operating expenses were $34.0 million for the nine months ended September 30, 2012, an increase of $2.7 million or 8.5% from $31.4 million at September 30, 2011.   As a percentage of average earning assets, other expenses for the nine months ended September 30, 2012 and 2011 were 4.0% and 5.3%, respectively, on an annualized basis.

In 2012, operating expenses were comprised primarily of salaries and benefits of $22.0 million, which compared to $17.5 million in 2011.  At September 30, 2012, the Company employed 203 full-time equivalents (FTE) compared to 184 FTE on the same date one year earlier. Salaries and benefits expense for the first nine months of 2012 included additional accruals for incentive compensation due to strong performance related to business development. In addition, salaries and benefits included a charge of $1.1 million and $1.0 million to recognize compensation related to employee stock-based awards in the first nine months of 2012 and 2011, respectively.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the nine months ended September 30, 2012 was $2.5 million which represented an increase of approximately $148,000 over $2.3 million for the same period one year earlier.  The increase in data processing was primarily due to an increase in deposit transaction volumes.

Marketing expense of $1.5 for the first nine months of 2012 represented an increase of $419,000 over $1.1 million during the same period one year earlier.  The increase in marketing expense reflects enhanced marketing efforts in order to support growth and new initiatives.

Legal and professional charges were $965,000 for the nine months ended September 30, 2012 compared to $2.4 million for the nine months ended September 30, 2011.  The decrease in legal and professional charges was primarily attributed to with a decrease in nonperforming assets.

As required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, on February 7, 2011, the FDIC issued a final rule that changes its assessment system for deposit insurance coverage from one based on domestic deposits to one that will be based on consolidated total assets.  That change became effective on April 1, 2011 and was based on asset balances starting with the quarter ended September 30, 2011.  The FDIC assessment recognized during the nine months ended September 30, 2012 was $655,000 compared to $1.6 million for the same period in 2011. The decrease in regulatory assessments was a result of the change in the FDIC assessment system, as well as the elimination of the Transaction Guarantee program in the second quarter of 2011.

OREO and loan related charges were $621,000 for the nine months ended September 30, 2012 compared to $1.2 million for the nine months ended September 30, 2011.  The decrease in OREO and loan related charges was primarily attributed to a decline in nonperforming assets.

Balance Sheet

Total assets of the Company at September 30, 2012 were $1.25 billion compared to $1.16 billion at December 31, 2011.  Loans increased to 74.0% of the earning asset mix from 68.7% at December 31, 2011 due to new loan generation being partially funded through the reduction of federal funds sold versus core deposits as a result of the seasonality of our business model.

Gross loan balances were $881.0 million at September 30, 2012, which represented an increase of $118.9 million, or 15.6%, as compared to $762.0 million at December 31, 2011. The increase in loans was primarily in commercial, factoring and asset based lending and SBA categories.

The following table shows the Company’s loans by type and their percentage distribution as of September 30, 2012 and December 31, 2011.

LOAN PORTFOLIO

(dollars in thousands)

	September 30,	December 31,
	2012	2011

Commercial	$404,657	$330,348
Real estate construction	39,011	47,213
Land loans	5,321	6,772
Real estate other	153,003	157,446
Factoring and asset based lending	182,213	142,482
SBA	91,805	73,336
Other	4,949	4,431
Total gross loans	880,959	762,028
Unearned fee income	(3,136)	(2,792)
Total loans	877,823	759,236
Less allowance for credit losses	(19,791)	(18,540)
Total loans, net	$858,032	$740,696

Commercial	45.9%	43.4%
Real estate construction	4.4%	6.2%
Land loans	0.6%	0.9%
Real estate other	17.4%	20.7%
Factoring and asset based lending	20.7%	18.7%
SBA	10.4%	9.6%
Other	0.6%	0.6%
Total gross loans	100.0%	100.0%

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $404.7 million at September 30, 2012, which represented an increase of $74.3 million, or 22.5%, compared to $330.3 million at December 31, 2011.  At September 30, 2012, commercial loans comprised 45.9% of total loans outstanding compared to 43.4% at December 31, 2011.

More than half of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial development projects.  The Company’s land loan portfolio consists of land and land development loans related to future construction credits. The Company’s construction and land loan portfolio together totaled approximately $44.3 million as of September 30, 2012 compared to $54.0 million as of December 31, 2011, representing a decrease of $9.7 million or 17.9%.  Construction and land loan balances at September 30, 2012 and December 31, 2011 comprised 5.0% and 7.1% of total loans, respectively.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans decreased $4.4 million or 2.8% to $153.0 million at September 30, 2012 from $157.4 million at December 31, 2011.  The decrease in other real estate loans was primarily in owner occupied real estate term loans.  Other real estate loans represented 17.4% of total loans at September 30, 2012 compared to 20.7% at December 31, 2011.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At September 30, 2012, factoring/asset-based loans totaled $182.2 million or 20.7% of total loans, representing an increase of $39.7 million or 27.9%, as compared to $142.5 million or 18.7% of total loans at December 31, 2011.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At September 30, 2012, SBA loans comprised $91.8 million, or 10.4%, of total loans, an increase of $18.5 million, or 25.2%, from $73.3 million or 9.6% of total loans at December 31, 2011. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At September 30, 2012 and December 31, 2011, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At September 30, 2012, other loans totaled $4.9 million as compared to $4.4 million at December 31, 2011.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of September 30, 2012 and December 31, 2011.

	September 30,		December 31,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$708,513	66.15%	$660,036	66.09%
Interest-bearing demand	5,089	0.48%	4,272	0.43%
Money market and savings	311,671	29.10%	298,145	29.85%
Certificates of deposit:
Less than $100	3,539	0.33%	4,213	0.42%
$100 and more	42,395	3.96%	32,009	3.21%

Total deposits	$1,071,207	100.00%	$998,675	100.00%

Deposits increased $72.5  million or 7.3% from $998.7 million at December 31, 2011 to $1.07 billion at September 30, 2012. There was an increase in all deposit categories, but most predominately in noninterest-bearing demand accounts.  As of September 30, 2012, demand deposits and core deposits represented 66.6% and 95.7% of total deposits, compared to 66.5% and 96.4% at December 31, 2011.

Leverage

Total gross loan balances at September 30, 2012 were $881.0 million.  The resulting loan to deposit ratio was 82.2%.  Other earning assets at September 30, 2012 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $309.9 million. To date, the Company has deployed other earning assets primarily in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet, and in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding.  When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

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

Regulatory Capital Ratios

The Company’s Tier 1 capital at September 30, 2012 was $158.2 million, which was comprised of $108.1 million of capital stock and surplus, $33.8 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million, offset by $650,000 in disallowed deferred tax assets.

The following table shows the Company’s capital ratios at September 30, 2012 and December 31, 2011 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of September 30,		As of December 31,
	2012		2011
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital (to Risk Weighted Assets)	$158,218	14.44%	$147,043	14.80%
Tier 1 capital minimum requirement	$65,732	6.00%	$59,597	6.00%

Total Capital (to Risk Weighted Assets)	$171,987	15.70%	$159,540	16.06%
Total capital minimum requirement	$109,553	10.00%	$99,328	10.00%

Company Leverage
Tier 1 Capital (to Average Assets)	$158,218	13.01%	$147,043	13.36%
Tier 1 capital minimum requirement	$60,818	5.00%	$55,020	5.00%

Bank Capital Ratios
Tier 1 Capital (to Risk Weighted Assets)	$133,946	12.23%	$121,296	12.27%
Tier 1 capital minimum requirement	$65,714	6.00%	$59,298	6.00%

Total Capital (to Risk Weighted Assets)	$147,710	13.49%	$133,725	13.53%
Total capital minimum requirement	$109,524	10.00%	$98,830	10.00%

Bank Leverage
Tier 1 Capital (to Average Assets)	$133,946	11.05%	$121,296	11.17%
Tier 1 capital minimum requirement	$60,632	5.00%	$54,317	5.00%

The Company and the Bank were considered well capitalized at September 30, 2012 and December 31, 2011.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.   At September 30, 2012 and December 31, 2011, liquid assets as a percentage of deposits were 29.9% and 34.8%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $47.0 million in unsecured lines of credit available with correspondent banks to meet liquidity needs.  At September 30, 2012, there were no balances outstanding on these lines. Additionally, as of September 30, 2012, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $291.0 million for which the Company had collateral in place to borrow $215.0 million.  As of September 30, 2012, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at September 30, 2012, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of September 30, 2012
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$82,245	$—	$—	$—	$—	$82,245
Interest bearing deposits in other banks	335	—	—	—	—	335
Investment securities	—	—	12,985	62,407	151,944	227,336
Loans	324,958	46,515	123,089	279,833	106,564	880,959
Total earning assets	$407,538	$46,515	$136,074	$342,240	$258,508	$1,190,875

Interest checking, money market and savings	316,730	—	—	—	—	316,730
Certificates of deposit:
Less than $100,000	2,085	541	533	380	—	3,539
$100,000 or more	19,986	10,201	2,117	10,091	—	42,395
Total interest-bearing liabilities	$338,801	$10,742	$2,650	$10,471	$—	$362,664

Interest rate gap	$68,737	$35,773	$133,424	$331,769	$258,508	$828,211
Cumulative interest rate gap	$68,737	$104,510	$237,934	$569,703	$828,211

Interest rate gap ratio	0.17	0.77	0.98	0.97	1.00

Cumulative interest rate gap ratio	0.17	0.23	0.40	0.61	0.70

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at September 30, 2012 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at September 30, 2012 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at September 30, 2012 and December 31, 2011. At September 30, 2012, approximately 83.1% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of September 30, 2012
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$404,657	$236,428	$161,171	$7,059
Real estate construction	39,011	21,913	7,344	9,754
Real estate land	5,321	2,587	2,516	218
Real estate other	153,003	43,556	58,240	51,207
Factoring and asset based lending	182,213	146,199	36,014	—
SBA	91,805	39,396	14,084	38,325
Other	4,949	4,484	464	—
Total loans	$880,959	$494,563	$279,833	$106,563

	As of December 31, 2011
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$330,348	$154,035	$163,077	$13,235
Real estate construction	47,213	36,489	2,511	8,213
Real estate land	6,772	3,089	1,594	2,089
Real estate other	157,446	10,375	60,087	86,984
Factoring and asset based lending	142,482	101,289	41,193	—
SBA	73,336	361	693	72,282
Other	4,431	4,098	334	—
Total loans	$762,028	$309,735	$269,489	$182,804

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of September 30, 2012 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $23.2 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of September 30, 2012
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$2,958	$696	$1,392	$870	$—

Operating leases	7,718	2,533	3,266	1,919	—

Total	$10,676	$3,229	$4,658	$2,789	$—

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2012, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 — MINE SAFETY DISCLOSURES

ITEM 5 — OTHER INFORMATION

Not applicable

ITEM 6 — EXHIBITS

(a) Exhibits

See Index to Exhibits at page 60 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: November 6, 2012	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2012	By:	/s/ Thomas A. Sa
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

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 6, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (ii)  the Consolidated Statement of Income for the three and nine-month month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.