Form 10-K
period 2012-12-31
Bridge Capital Holdings
filed 2013-03-12
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of Bridge Capital Holdings was $150,425,622 as of June 30, 2012.

As of February 27, 2013, Bridge Capital Holdings had 15,741,673 shares of common stock outstanding.

Documents incorporated by reference: The Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

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

The Bank’s lending solutions include working capital lines of credit, structured finance (asset-based lending and factoring), 7(a) and 504 Small Business Administration (SBA) loans, commercial real estate loans, sustainable energy project financing, growth capital loans, equipment financing, letters of credit, and corporate credit cards. The bank’s depository and corporate banking services include cash and treasury management solutions, interest-bearing term deposit accounts, checking accounts, ACH payment and wire solutions, fraud protection, remote deposit capture through its Smart Deposit Express, courier services, and online banking. Additionally, the Bank’s International Banking Division serves clients operating in the global marketplace through services including foreign exchange (FX payments and hedging), letters of credit, and import/export financing.

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

In 2002, the Bank opened a full-service branch office in Palo Alto, California. Also in 2002, it established a U.S. Small Business Administration Lending Group and launched Bridge Capital Finance Group, a factoring and asset-based lending group. In 2003, the Bank opened an office in downtown San Jose. In 2005, the Bank launched its Technology Banking Group and the International Banking Group. In 2011, it launched its Energy and Infrastructure Group. In addition, the Bank operates loan production offices in San Francisco and Pleasanton, California, Dallas, Texas, Reston, Virginia and Boston, Massachusetts.

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

Additional deposit services include a full complement of convenience oriented services, including remote deposit capture, direct payroll and social security deposit, post-paid bank-by-mail, and Internet banking, including on-line access to account information.  However, at this time, the Bank does not open accounts through the Internet.  Any plans to offer online account opening must be approved in advance by the Comptroller.  No assurance can be given that, if applied for, such approval will be obtained.

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

For additional information concerning the Bank, see Selected Financial Data under Item 6 on page 22.

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

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns.  They also perform services, such as trust services, discount brokerage and insurance services, which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers.  For borrowers requiring loans in excess of the Bank’s legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit.  As of December 31, 2012, the Bank’s unsecured legal lending limit to a single borrower and such borrower’s related parties was $22.6 million based on regulatory capital of $150.7 million.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions take effect. The numerous rules and regulations that have been adopted and are yet to be adopted under Dodd-Frank are likely to significantly impact the Company’s operations and compliance costs, such as changes in FDIC assessments, the permitted payment of interest on demand deposits and projected enhanced consumer compliance requirements. Among the provisions of Dodd-Frank that could affect us are the following:

•      The creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

•      The establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets;

•      The requirement that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

•      Enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks (the “Volcker Rule”);

•      A permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000;

•      Authorization for financial institutions to pay interest on business checking accounts;

•      Changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead will be its average consolidated total assets less its average tangible equity;

•      The elimination of remaining barriers to de novo interstate branching by banks;

•      Expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

•      Provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation, (ii) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (iii) enhanced independence requirements for compensation committee members, and (iv) giving the SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

•      The creation of a Bureau of Consumer Financial Protection, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and which and which may examine and enforce its regulations on banks with more than $10 billion in assets.

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

In December of 2008, the Company elected to participate in the CPP by issuing to Treasury $23,864,000 in preferred stock and a warrant to purchase 396,412 shares of common stock at an exercise price of $9.03 per share. Treasury’s preferred stock earned cumulative dividends at the rate of 5% for the first five years and 9% thereafter.  On March 16, 2011, the Company completed its redemption of the preferred stock in its entirety. On April 20, 2011, the Company announced that it had repurchased the warrant issued to Treasury.

Bank Holding Company Act

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  As a bank holding company, the Company is subject to examination and supervision by the FRB and is subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries.  While the Company may manage or control banks, it is generally prohibited from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in non-banking activities, unless the FRB finds such activities to be “so closely related to banking” as to be deemed “a proper incident thereto” within the meaning of the BHCA.  As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for “well managed” companies, prior written notice to) the FRB.

The BHCA includes minimum capital requirements for bank holding companies.  See the section titled “Regulation and Supervision — Regulatory Capital Requirements”.  Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

Change in Bank Control

The BHCA and the Change in Bank Control Act of 1978, as amended, together with regulations of the FRB and the Comptroller, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the Comptroller and not disapproved prior to any person or company acquiring “control” of a company that controls a bank, such as the Company, or a national bank, such as the Bank, subject to exemptions for some transactions.  Control is conclusively presumed to exist if an individual or company (i) acquires 25% or more of any class of voting securities of the bank or (ii) has the direct or indirect power to direct or cause the direction of the management and policies of the Bank, whether through ownership of voting securities, by contract or otherwise; provided that no individual will be deemed to control the bank solely on account of being director, officer or employee of the Bank.  Control is presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

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

Regulation of the Bank

The Bank is regulated and supervised by the Comptroller and is subject to periodic examination by the Comptroller.  Deposits of the Bank’s customers are insured by the FDIC up to the maximum limit of $250,000.  As an FDIC- insured bank, the Bank is subject to certain regulations of the FDIC.  As a national bank, the Bank is a member of the Federal Reserve System and is also subject to the regulations of the FRB.

The regulations of the Comptroller, the FDIC and the FRB govern most aspects of the Bank’s business and operations, including but not limited to limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends and regulating bank expansion and bank activities. The Bank also is subject to the requirements and restrictions of various consumer laws and regulations.

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

Under certain circumstances, the Comptroller may determine that the capital ratios for a national bank must be maintained at levels that are higher than the minimum levels required by the guidelines.  A national bank that does not achieve and maintain required capital levels may be subject to supervisory action by the Comptroller through the issuance of a capital directive to ensure the maintenance of required capital levels.

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

The federal banking agencies have adopted a joint agency policy statement indicating that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies’ evaluation of the bank’s capital adequacy.

At December 31, 2012, the Company and the Bank have capital ratios that place them in the “well capitalized” category. See Footnote 16 to the Bank’s Financial Statements included under Item 8 of this Annual Report.

Basel Accords

The current risk-based capital guidelines that apply to the Company and the Bank are based upon the 1988 capital accord (referred to as “Basel I”) of the International Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank supervisors and regulators from the major industrialized countries.  The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

A new framework and accord, referred to as Basel II, evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasized internal assessment of credit, market and operational risk and supervisory assessment and market discipline. The Company was not required to comply with Basel II and elected not to apply the Basel II standards.

In 2010 and 2011, the Basel Committee finalized proposed reforms on capital and liquidity, generally referred to as Basel III, to reconsider regulatory capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to the worldwide economic downturn.  Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances.  These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio.  Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities.

Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. The new Basel III capital standards were scheduled to be phased in from January 1, 2013 until January 1, 2019 but United States banking regulators have delayed the adoption of final rules implementing these standards. It is unclear how smaller banking organizations in the United States will be subject to these regulations and guidelines.  The Basel III standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things:

•  Impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;

•  Increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%;

•  Increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer;

•  Increase the minimum total capital ratio to 10.5% inclusive of the capital conservation buffer;

•  Introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth; and

•  Introduces a non-risk adjusted Tier 1 leverage ratio of 3.0%, based on a measure of total exposure rather than total assets, and new liquidity standards.

Deposit Insurance Coverage and Premiums

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the FDIC.  Deposits at the Bank are insured by the FDIC up to applicable limits.

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

Prompt Corrective Action

The federal banking agencies, including the Comptroller, have adopted regulations implementing a system of prompt corrective action under FDICIA.  The regulations establish five capital categories:  (1) ”well capitalized,”; (2) ”adequately capitalized,”; (3) ”undercapitalized,” ; (4) ”significantly undercapitalized,”; and (5) ”critically undercapitalized,”  See “Capital Adequacy Requirements” above for a discussion of the features of each capital category.

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

Payment of Dividends

The Company - Historically the Company has not paid dividends but has retained earnings to support growth.  The ability of the Company to make dividend payments is subject to statutory and regulatory restrictions.  Under California law, a California corporation such as the Company may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  In the event sufficient retained earnings are not available for the proposed distribution, a California corporation may nevertheless make a distribution to its shareholders if, giving effect to the distribution, the value of the corporation’s assets would equal or exceed the value of its liabilities plus the amount of shareholder preferences, if any.

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

Community Reinvestment Act

Pursuant to the Community Reinvestment Act (the “CRA”) of 1977, the federal regulatory agencies that oversee the banking industry are required to use their authority to encourage financial institutions to help meet the credit needs of the local communities in which such institutions are chartered, consistent with safe and sound banking practices.  When conducting an examination of a financial institution such as the Bank, the agencies assess the institution’s record of meeting the credit needs of its entire community, including low- and moderate- income neighborhoods.  This record is taken into account in an agency’s evaluation of an application for creation or relocation of domestic branches or for merger with another institution.  Failure to address the credit needs of a bank’s community may also result in the imposition of certain other regulatory sanctions, including a requirement that corrective action be taken.

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

USA PATRIOT Act

Pursuant to USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to establish anti-money laundering programs and sets forth minimum standards for these programs.  The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act, and management believes that the Bank is currently in compliance with the Act.

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

General Business Risks

Continued or worsening general economic or business conditions, particularly in California where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.

Our operations, loans and the collateral securing our loan portfolio are concentrated in the State of California. Our success depends upon the business activity, population, income levels, deposits and real estate activity in this market. As a result, we may be particularly susceptible to the adverse economic conditions in California, and the San Bay Area of Northern California in particular.

Since late 2007, the United States and the State of California in particular have experienced difficult economic conditions. Weak economic conditions are characterized by, among other indicators, deflation, increased levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of those factors are generally detrimental to our business.

In addition, our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. Adverse economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.

While some economic trends have shown signs of improving in recent months, we cannot be certain that market and economic conditions will substantially improve in the near future. Recent and ongoing events at the state, national and international levels continue to create uncertainty in the economy and financial markets and could adversely impact economic conditions in our market area. A worsening of these conditions would likely exacerbate the adverse effects of the recent market and economic conditions on us and our customers. As a result, we may experience additional increases in foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds. Any such negative events may have an adverse effect on our business, financial condition, results of operations and stock price. Moreover, because of our geographic concentration, we are less able to diversify our credit risks across multiple markets to the same extent as regional or national financial institutions.

Poor economic conditions in the Northern California real estate market may cause us to suffer higher default rates on our loans and decreased value of the assets we hold as collateral.

The majority of our assets and deposits were generated in Northern California. At December 31, 2012, approximately 30% of our loan portfolio was secured by real property in Northern California. During 2012, the real estate market in Northern California showed signs of stabilization and some improvement, as evidenced by increasing prices and increased transaction volume, and decreased foreclosure rates. These improvements follow an extended period of deterioration and there is no certainty that improvements will continue, or that we not might return to further deterioration in the real estate market.  Further deterioration may result in an increase in the level of our nonperforming loans, particularly commercial real estate loans. When real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, we may experience greater charge-offs and, similarly, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and, as a result, we are more likely to suffer losses on defaulted loans. If this real estate trend in our market areas continues or worsens, the result could be reduced income, increased expenses, and less cash available for lending and other activities, which could have a material and adverse effect on our financial condition and results of operations.

We may suffer losses in our loan portfolio despite strict adherence to underwriting practices.

We attempt to mitigate the risks inherent in extending credit by adhering to specific underwriting practices, managed by credit professionals. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we fund, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for loan losses. If our underwriting practices prove to be ineffective, we may incur losses in our loan portfolio, which could have a material and adverse effect on our financial condition and results of operations.

Bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is currently adequate to cover potential losses, we cannot guarantee that future increases to the allowance for loan losses may not be required by regulators or other third party loan review or financial audits. Any of these occurrences could materially and adversely affect our financial condition and results of operations.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees in the banking industry is intense, and there are limited numbers of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and business development and technical personnel, and upon the continued contributions of our management and personnel.  If we fail to attract and retain the necessary personnel, our financial condition and results of operations may be materially and adversely affected.

We face limits on our ability to lend and the limitation may increase.

Our legal lending limit as of December 31, 2012 was approximately $22.6 million. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. Our lending limit affects our ability to seek relationships with the area’s larger and more established businesses. We cannot be assured of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease, which could have a material and adverse effect on our financial condition and results of operations.

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

Substantial competition in the California banking market could adversely affect us

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business primarily in California. Our competitors include a large number of state and national banks, thrift institutions and credit unions, as well as many financial and non-financial firms that offer services similar to those offered by us. Other competitors include large financial institutions that have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

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

As noted above, on October 3, 2008, President Bush signed into law the EESA, which evolved from the U.S. Treasury’s initial proposal in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. This was followed by the ARRA on February 17, 2009 and the Dodd-Frank Act on July 21, 2010.  Each of these laws mandate significantly increased supervisory activities and many new studies and regulations.  We can give no assurance as to what form additional regulations, particularly those required by the Dodd-Frank Act, might take or whether and when they could become effective.

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

In addition, the Bank operates loan production offices in San Francisco and Pleasanton, California, Dallas, Texas, Reston, Virginia and Boston, Massachusetts.

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

	Sales Price of
	Common Stock (1)
Three Months Ended	Low	High

March 31, 2011	$8.60	$9.42
June 30, 2011	$9.34	$11.75
September 30, 2011	$9.18	$11.99
December 31, 2011	$9.11	$11.40

March 31, 2012	$10.39	$13.46
June 30, 2012	$13.30	$16.20
September 30, 2012	$14.85	$16.29
December 31, 2012	$13.75	$15.88

(1) Prices represent the actual trading history on the Nasdaq Capital Market.  Additionally, since trading in the Company’s common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company had 1,204 common shareholders of record as of December 31, 2012.

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

The following chart reflects the total return performance of the Company’s common stock for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Bridge Capital Holdings	100.00	18.62	33.75	40.50	48.42	72.44
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Western Bank	100.00	97.37	89.41	101.31	91.53	115.50

Item 6.  Selected Financial Data

The following table presents certain consolidated financial information concerning the business of the Company.  This information should be read in conjunction with the Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

	As of and for the year ended
	December 31,
(dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Statement of Operations Data:
Interest income	$62,787	$50,694	$45,188	$44,572	$58,692
Interest expense	2,195	2,256	3,071	6,763	13,827
Net interest income	60,592	48,438	42,117	37,809	44,865
Provision for credit losses	3,950	2,600	4,700	9,200	31,520
Net interest income after provision for credit losses	56,642	45,838	37,417	28,609	13,345
Other income	12,984	9,930	6,849	10,312	9,971
Other expenses	46,212	42,424	39,720	38,071	36,318
Income before income taxes	23,414	13,344	4,546	850	(13,002)
Income taxes	9,610	5,497	1,955	(585)	(5,661)
Net income (loss)	$13,804	$7,847	$2,591	$1,435	$(7,341)
Preferred Dividends	—	200	1,955	4,203	152
Net income (loss) available to common shareholders	$13,804	$7,647	$636	$(2,768)	$(7,493)

Per Share Data:
Basic earnings (loss) per share	$0.96	$0.54	$0.06	$(0.42)	$(1.15)
Diluted earnings (loss) per share	0.92	0.52	0.06	(0.42)	(1.15)
Book value per common share	9.32	8.55	8.16	7.81	8.51

Balance Sheet Data:
Balance sheet totals:
Assets	$1,343,585	$1,161,033	$1,029,731	$844,067	$947,596
Loans, net	885,575	740,696	634,557	558,977	679,451
Deposits	1,162,548	998,675	847,946	705,046	777,245
Shareholders’ equity	146,747	129,513	142,303	109,314	112,490

Average balance sheet amounts:
Assets	$1,206,691	$1,047,141	$897,140	$868,166	$831,958
Loans, net	805,560	641,894	573,173	593,352	671,065
Deposits	1,023,625	884,683	751,119	719,001	725,952
Shareholders’ equity	138,366	128,128	114,624	110,447	67,551

Selected Ratios:
Return on average equity	9.98%	6.12%	2.26%	1.30%	-10.87%
Return on average assets	1.14%	0.75%	0.29%	0.17%	-0.88%
Efficiency ratio	62.81%	72.68%	81.12%	79.12%	66.23%
Total risk based capital ratio	15.23%	16.06%	20.87%	19.45%	16.90%
Net chargeoffs (recoveries) to average gross loans	0.31%	-0.06%	0.85%	1.92%	3.14%
Allowance for loan losses to total gross loans	2.20%	2.43%	2.39%	2.78%	2.65%
Average equity to average assets	11.47%	12.24%	12.78%	12.72%	8.12%

Item  7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Substandard loans are individually evaluated for impairment.  Generally Accepted Accounting Principles specify that if a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using an appropriate discount rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. See Note 4 to the consolidated financial statements for additional information on substandard loans.

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

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated loan losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

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

Sale of SBA Loans

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At December 31, 2012 and December 31, 2011, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Operating Results

The Company reported net operating income of $13.8 million for the year ended December 31, 2012 representing an increase of $6.0 million, compared to net income of $7.8 million for the same period one year ago.  For the year ended December 31, 2012, the Company reported earnings per diluted share of $0.92 compared to $0.52 for the year ended December 31, 2011, which included preferred dividend payments of $200,000.  The Company retired the preferred stock issued under TARP in March of 2011 and, as a result, no longer has any preferred dividend payments.  For the year ended December 31, 2010, the Company reported net operating income of $2.6 million.  Net income available to common shareholders was reduced by preferred dividends of $2.0 million resulting in earnings per diluted share of $0.06 for the year ended December 31, 2010.

The increase in earnings during 2012 compared to 2011 resulted primarily from an increase in interest income related to loans and investment securities, warrant income and other non-interest income, offset in part by an increase in non-interest expense related to supporting growth and investments in new initiatives.  The increase in earnings during 2011 compared to 2010 resulted primarily from an increase in interest income related to loans and investment securities, and a decrease in provision for loan losses, an increase in non-interest income related to international fee income and a gain on sale of SBA loans, offset in part by an increase in non-interest expense related to supporting growth and investments in new initiatives.  See the specific sections below for details regarding these changes.

Net Interest Income and Margin

Net interest income is the principal source of the Company’s operating earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities.  The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the three years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012			2011			2010
		Interest			Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Interest earning assets (2):
Loans (1)	$827,691	$56,122	6.8%	$660,614	$45,352	6.9%	$590,334	$42,071	7.1%
Investment securities	235,892	6,461	2.7%	216,870	5,068	2.3%	134,349	2,733	2.0%
Federal funds sold	86,735	203	0.2%	109,134	255	0.2%	112,940	263	0.2%
Interest bearing deposits	331	1	0.3%	998	19	1.9%	5,775	121	2.1%
Total earning assets	1,150,649	62,787	5.5%	987,616	50,694	5.1%	843,398	45,188	5.4%

Noninterest earning assets:
Cash and due from banks	22,946			22,392			18,792
All other assets (3)	33,096			37,133			34,950
TOTAL	$1,206,691			$1,047,141			$897,140

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Demand	$5,834	2	0.0%	$6,205	4	0.1%	$6,079	6	0.1%
Savings	311,712	900	0.3%	326,546	884	0.3%	306,461	1,223	0.4%
Time	38,933	187	0.5%	36,876	208	0.6%	58,285	736	1.3%
Other	29,057	1,106	3.8%	20,217	1,160	5.7%	17,622	1,106	6.3%
Total interest-bearing Liabilities	385,536	2,195	0.6%	389,844	2,256	0.6%	388,447	3,071	0.8%

Noninterest-bearing liabilities:
Demand deposits	667,146			515,056			380,295
Accrued expenses and other liabilities	15,643			14,113			13,775
Shareholders’ equity	138,366			128,128			114,623
TOTAL	$1,206,691			$1,047,141			$897,140

Net interest income and margin		$60,592	5.3%		$48,438	4.9%		$42,117	5.0%

1)     Includes amortization of loan fees of $9.4 million for 2012, $5.7 million for 2011 and $4.1 million for 2010.  Nonperforming loans have been included in average loan balances.

2)    Interest income is reflected on an actual basis, not on a fully taxable equivalent basis.  Yields are based on amortized cost.

3)     Net of average allowance for loan losses of $19.2 million and average deferred loan fees of $2.9 million for 2012, average allowance for loan losses of $16.9 million and average deferred loan fees of $1.8 million for 2011, and average allowance for loan losses of $15.6 million and $1.5 million for 2010, respectively.

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

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (decrease)			Increase (decrease)
	due to change in			due to change in
	Average	Average	Total	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans	$11,329	$(559)	$10,770	$4,825	$(1,544)	$3,281
Investment securities	521	872	1,393	1,928	407	2,335
Federal funds sold	(52)	0	(52)	(9)	1	(8)
Other	(2)	(16)	(18)	(91)	(11)	(102)
Total interest income	11,795	298	12,093	6,654	(1,148)	5,506

Interest expense:
Demand	(0)	(2)	(2)	0	(2)	(2)
Savings	(43)	59	16	55	(394)	(339)
Time	10	(31)	(21)	(121)	(407)	(528)
Other	336	(390)	(54)	149	(95)	54
Total interest expense	303	(364)	(61)	84	(898)	(815)

Change in net interest income	$11,492	$662	$12,154	$6,570	$(250)	$6,321

Net interest income was $60.6 million in 2012, comprised of $62.8 million in interest income and $2.2 million in interest expense.  Net interest income was $48.4 million in 2011, comprised of $50.7 million in interest income and $2.3 million in interest expense.  The increase of $12.2 million in net interest income in 2012, comprised of an increase in interest income of $12.1 million combined with a decrease of $61,000 in interest expense, was primarily attributable to an increase in average earning assets as a result of loan growth.

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

The net interest margin (net interest income divided by average earning assets) was 5.27% for the year ended December 31, 2012, as compared to 4.90% for the year ended December 31, 2011 and 4.99% for 2010. The increase in net interest margin in 2012 was primarily due to increased balance sheet leverage, a more favorable mix in average earning assets, and increased recurring loan fees related to overall growth of the loan portfolio. The positive impact on the net interest margin from increased loan fees for the twelve months ended December 31, 2012 compared to the same period one year ago was 24 basis points. The Company’s loan-to-deposit ratio, a measure of leverage, averaged 80.9% during the twelve months ended December 31, 2012, which represented an increase compared to an average of 74.7% for the same period in 2011.

The decrease in net interest margin in 2011 was primarily due to decreased balance sheet leverage and a less favorable mix in average earning assets, partially offset by increased loan fees related to growth in the factoring and asset-based lending portfolio. The positive impact on the net interest margin from increased loan fees for the twelve months ended December 31, 2011 compared to the same period in 2010 was 9 basis points. The Company’s loan-to-deposit ratio averaged 74.7% during the twelve months ended December 31, 2011 compared to 78.6% for the same period in 2010.

Interest Income

For the year ended December 31, 2012, the Company reported interest income of $62.8 million, an increase of $12.1 million or 23.9% over $50.7 million reported in 2011.  The increase in interest income primarily reflects an increase in average earning assets in addition to an increase in the average yield on investment securities.  Average earning assets were $1.151 billion for the year ended December 31, 2012, an increase of $163.0 million, or 16.5%, over $987.6 million for the year ended December 31, 2011.  The increase in average earning assets reflects an increase in the average loan portfolio of $167.1 million over $660.6 million in 2011, and an increase in the average securities portfolio of $19.0 million from $216.9 million in 2011.  The average yield on earning assets was 5.46% for the year ended December 31, 2012 compared to 5.13% for the year ended December 31, 2011 primarily due to a higher rate of interest earned on investment securities during 2012, more favorable mix of average earning assets, as well as a higher yield on investment securities. This was partially offset by lower rates of interest earned on all other earning assets.

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

Interest Expense

Interest expense was $2.2 million for the year ended December 31, 2012, which represented a decrease of $61,000 or 2.7% compared to $2.3 million for the year ended December 31, 2011.  The decrease in interest expense primarily reflects a lower level of interest bearing liabilities combined with a lower interest rates paid on deposits in 2012 compared to 2011.  The average yield on interest-bearing liabilities was 0.57% for the period ended December 31, 2012 compared to 0.58% for the period ended December 31, 2011. Average interest-bearing liabilities were $385.5 million for the year ended December 31, 2012, a decrease of $4.3 million or 1.1% from $389.8 million for the year ended December 31, 2011.

Average interest bearing deposits were $356.5 million for the year ended December 31, 2012, which represented 34.8% of total average deposits and was a decrease of $13.1 million, or 3.6%, from $369.6 million at December 31, 2011, representing 41.8% of total average deposits for the year.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other borrowings during the year was comprised of short borrowings. Other interest bearing liabilities averaged $29.1 million and $20.2 million in the years ended December 31, 2012 and 2011, respectively.

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

Credit Risk and Provision for Loan losses

The Company maintains an allowance for loan losses which is based, in part, on the Company’s loss experience, the impact of economic conditions within the Company’s market area and, as applicable, the State of California and/or national macroeconomic conditions, the value of underlying collateral, loan performance, and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for loan losses charged to operating expense and recoveries of previously charged-off loans.  Based on management’s evaluation of such risks, the Company provided $4.0 million, $2.6 million, and $4.7 million to the allowance for loan losses in 2012, 2011 and 2010, respectively. During 2012, the Bank had $3.1 million in charge offs, and had recoveries of $0.6 million as compared to $2.9 million in charge offs and recoveries of $3.3 million in 2011.  During 2010, the Bank had $8.2 million in charge offs and $3.0 million in recoveries.  The allowance for loan losses was $19.9 million representing 2.20% of total loans at December 31, 2012, as compared to $18.5 million representing 2.43% of total loans at December 31, 2011, and $15.5 million representing 2.39% of total loans at December 31, 2010.

Management is of the opinion that the allowance for loan losses is maintained at a level adequate for known and unidentified losses inherent in the portfolio.  However, although the Company is seeing a lower incidence of new problem assets, as well as a consistent reduction of carrying values through continued payments by borrowers on loans that have been placed on non-accrual, should circumstances change and management determines that the collectibility of any of these credits becomes unlikely, there could be an adverse effect on the level of the allowance for loan losses and the Company’s future profitability.

See “Allowance for Loan Losses” for additional discussion regarding the allowance for loan losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Service charges on deposit accounts	$3,354	25.8%	$2,876	29.0%	$2,417	35.3%
International fee income	2,646	20.4%	2,488	25.1%	1,785	26.1%
Gain on sale of SBA loans	1,850	14.2%	1,743	17.6%	—	0.0%
Warrant income	1,422	11.0%	392	3.9%	36	0.5%
Net gain on sale of OREO	1,056	8.1%	421	4.2%	1,011	14.8%
SBA loan servicing fee income	514	4.0%	411	4.1%	380	5.5%
Increase in value-bank owned life insurance	422	3.3%	388	3.9%	392	5.7%
Net gain on sale of securities	323	2.5%	438	4.4%	165	2.4%
Other non-interest income	1,397	10.7%	773	7.9%	663	9.8%

	$12,984	100.0%	$9,930	100.0%	$6,849	100.0%

Non-interest income totaled $13.0 million in 2012, an increase of $3.1 million or 30.8% over $9.9 million in 2011.  Non-interest income of $9.9 million in 2011 represented an increase of $3.1 million or 45.0% over $6.8 million in 2010.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, gain on sales of OREO and gains recognized on sales of SBA loans.  The increase in non-interest income during the year ending December 31, 2012 was primarily attributable to an increase in warrant income. Additionally, non-interest income benefited during 2012 by increased gains on sale of OREO and service charges on deposit account.

The increase in non-interest income during the year ending December 31, 2011 was primarily attributable to an increase in gains on sales of SBA loans of $1.7 million during 2011. The company did not sell any SBA loans in 2010. Additionally, non-interest income benefited during 2011 by increased service charges on deposit accounts and increased international fee income.

For the year ended December 31, 2012 service charge income on deposit accounts was $3.4 million, representing an increase of $478,000, or 16.6%, compared to $2.9 million for the same period one year ago.  The service charge income on deposit accounts for 2011 compared to $2.4 million in 2010, representing an increase of $459,000 or 19.0%. The increase in 2012 and 2011 was attributable to an increase in deposit accounts and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During 2012, the Company recognized $2.6 million in international fee income, representing an increase of $158,000, or 6.4%, compared to $2.5 million for the same period one year ago.  The international fee income for 2011 compared to $1.8 million in 2010, representing an increase of $703,000, or 39.4%.  The increase in international fee income in both 2012 and 2011 was primarily caused by an increase in client demand for international services as a result of the recovering economic environment.

Revenue from sales of SBA loans is dependent on the Company’s decision to sell versus retain loans as well as consistent origination and funding of new loan volumes, the timing of which may be impacted by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  During 2012, the Company recognized $1.9 million in gains on sale of SBA loans, representing an increase of $107,000 or 6.1% over the prior year.  The Company recognized $1.7 million in gains on sales of SBA loans in 2011 compared to 2010 where the company did not recognize any gains on sales of SBA loans.

During 2012, the Company recognized $1.4 million in warrant income. This represented an increase of $1.0 million or 262.8% over $392,000 in 2011. Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity.  Compared to $36,000 in 2010, the increase in 2011 represents $356,000 or 988.9%.

During 2012, 2011, and 2010, the Company recognized $1.1 million, $421,000, and $1.0 million, respectively, in gains on the sale of OREO properties. During the year ending December 31, 2012, the Company recognized $1.6 million as a result of the successful resolution of “other real estate owned” properties and legacy problem loans that were originated prior to the economic downturn.

The Company earns a servicing fee on all SBA loans sold.  During 2012, $514,000 in SBA loan servicing income was recognized compared to $411,000 for the prior year, reflecting an increase of $103,000 or 25.1%. The $411,000 recognized in 2011 also represents an increase of $31,000 or 8.2% over $380,000 in 2010.

The Company recognized gains on the sale of securities of $323,000 during the twelve months ended December 31, 2012 which represents a decrease of $115,000 or 26.3% compared to $438,000 during 2011.  During 2010 the Company recognized $165,000 in gain on the sale of securities. Compared to 2010, the increase in gains on the sale of securities in 2011 represented $273,000 or 165.5%.

Non-interest Expenses

The components of other expense as a percentage of average assets are set forth in the following table for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Salaries and benefits	$30,308	2.5%	$24,606	2.3%	$21,292	2.4%
Occupancy	3,441	0.3%	3,296	0.3%	3,343	0.4%
Data processing	3,257	0.3%	3,046	0.3%	2,913	0.3%
Marketing	2,060	0.2%	1,571	0.2%	1,012	0.1%
Director/Shareholder expenses	1,277	0.1%	1,158	0.1%	1,273	0.1%
Professional services	1,206	0.1%	2,667	0.3%	2,106	0.2%
Deposit services/supplies	989	0.1%	954	0.1%	909	0.1%
OREO expense	174	0.0%	1,140	0.1%	1,975	0.2%
Assessments	879	0.1%	1,717	0.2%	2,500	0.3%
Furniture and equipment	552	0.0%	505	0.0%	699	0.1%
Other	2,069	0.2%	1,764	0.2%	1,698	0.2%

	$46,212	3.8%	$42,424	4.1%	$39,720	4.4%

Non-interest expenses were $46.2 million in 2012 as compared to $42.4 million in 2011 and $39.7 million in 2010.  Non-interest expense increased approximately $3.8 million in 2012 compared to 2011.  This increase was primarily attributable to increased salaries and benefits, marketing costs and data processing expense. Overall, trends in non-interest expenses in 2012 reflect a lower level of expense related to problem asset valuation and resolution and higher expenses related to supporting growth and investments in new initiatives.

Non-interest expense increased approximately $2.7 million in 2011 compared to 2010.  This increase was primarily attributable to increased salaries and benefits, marketing costs and professional services.  Non-interest expenses measured as a percentage of average assets were 3.8% in 2012, 4.1% in 2011 and 4.4% in 2010.

Salaries and related benefits was the largest component of the Bank’s non-interest expense.  Salaries and benefits were $30.3 million for the year ended December 31, 2012 as compared to $24.6 million and $21.3 million for the years ended December 31, 2011 and 2010, respectively.  The Bank had 207 full time equivalent employees (FTE) at December 31, 2012 as compared to 193 FTE at December 31, 2011 and 170 FTE at December 31, 2010.  The increase in salaries and related benefits in 2012 compared to 2011 and 2010 was primarily attributable to the increase in headcount to support growth and new initiatives, increased stock based compensation due to long term retention awards granted in the third quarter of 2012, and an increase in commissions and incentive compensation directly related to increased loan and deposit production.

Occupancy expense for the year ended December 31, 2012 was $3.4 million and compared to $3.3 million during 2011, which represents an increase of $145,000 or 4.4%.  Occupancy expense for the year ended December 31, 2011 represented a decrease of approximately $47,000 over $3.3 million from 2010.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense in 2012 was $3.3 million which represented an increase of approximately $211,000 over $3.0 million one year earlier.  Data processing expense in 2011 represented an increase of approximately $133,000 over $2.9 million one year earlier.  The increase in data processing in both years was primarily due to an increase in deposit transaction volumes.

Legal and professional expenses were $1.2 million for the year ended December 31, 2012, which represents a $1.5 million decrease compared to $2.7 million one year earlier.  Legal and professional expenses were $2.1 million for the year ended December 31, 2010.  The decrease in legal fees in 2012 was primarily a result of reduced non-performing assets. The increase in legal and professional expenses in 2011 was primarily due to the early redemption of Series C preferred shares and repurchase of the related warrant, as well as legal fees associated with the active management of one non-real estate credit exposure.  The elevated legal and professional expenses in 2010 was primarily attributed to legal fees associated with a $30.0 million private placement of common stock as well as legal fees resulting from elevated levels of non-performing assets.

Regulatory assessments related to participation in the Transaction Guarantee Program as well as FDIC insurance pertaining to deposit balances, totaled $879,000 for the year ended December 31, 2012, compared to $1.7 million for the year ended December 31, 2011 and $2.5 million in 2010.

Other real estate owned (OREO) expense for the year ended December 31, 2012 was $174,000, which represents a decrease of $966,000 compared to $1.1 million for the same period one year earlier.  December 31, 2011 OREO expense reflects a decrease of $835,000 from $2.0 million in 2010. The decrease in 2012 and 2011 reflects the consistent decline in non-performing assets since 2010.

The Company’s efficiency ratio, the ratio of non-interest expenses to revenues, was 62.81% for the twelve months ended December 31, 2012, compared to 72.68% and 81.12% for the twelve months ended December 31, 2011 and December 31, 2010, respectively.  As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.

Income Taxes

The Company’s effective tax rate was 41.0% for the year ended December 31, 2012, 41.2% for the year ended December 31, 2011 and 43.0% for the year ended December 31, 2010.  See Note 8 to the consolidated financial statements for additional information on income taxes.

Quarterly Income

The unaudited income statement data of the Company, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth herein.  The results of operations are not necessarily indicative of results for any future period.  The following table shows the Company’s unaudited quarterly income statement data for the years 2012, 2011, and 2010.

	Three Months Ended
(dollars in thousands, except share amounts)	March 31	June 30	September 30	December 31
Year Ended December 31, 2012:
Interest income	$15,325	$15,090	$15,970	$16,402
Interest expense	479	549	573	594
Net interest income	14,846	14,541	15,397	15,808
Provision for credit losses	1,750	500	200	1,500
Other income	2,542	2,972	3,785	3,685
Other expense	11,077	11,358	11,584	12,193
Income before income taxes	4,561	5,655	7,398	5,800
Income taxes	1,854	2,346	3,034	2,376
Net income	$2,707	$3,309	$4,364	$3,424
Preferred dividends	—	—	—	—
Net income available to common shareholders	$2,707	$3,309	$4,364	$3,424

Earnings per share - basic	$0.19	$0.23	$0.30	$0.24
Earnings per share - diluted	$0.18	$0.22	$0.29	$0.23

Year Ended December 31, 2011:
Interest income	$11,710	$12,301	$13,180	$13,503
Interest expense	652	535	529	540
Net interest income	11,058	11,766	12,651	12,963
Provision for credit losses	750	0	1,250	600
Other income	2,546	1,511	3,257	2,616
Other expense	10,237	10,205	10,923	11,059
Income before income taxes	2,617	3,072	3,735	3,920
Income taxes	1,047	1,286	1,532	1,633
Net income	$1,570	$1,786	$2,203	$2,287
Preferred dividends	200	0	0	0
Net income available to common shareholders	$1,370	$1,786	$2,203	$2,287

Earnings per share - basic	$0.10	$0.13	$0.15	$0.16
Earnings per share - diluted	$0.09	$0.12	$0.15	$0.16

FINANCIAL CONDITION AND EARNING ASSETS

As of December 31, 2012, total assets were $1.3 billion, gross loans were $908.6 million and deposits were $1.2 billion. Assets increased $182.6 million, or 15.7%, from $1.2 billion at December 31, 2011.  Gross loans increased $146.6 million, or 19.2%, from $762.0 million at December 31, 2011.  Deposits increased $163.9 million, or 16.4%, from $998.7 million at December 31, 2011.

As of December 31, 2011, total assets were $1.2 billion, gross loans were $762.0 million and deposits were $998.7 million. Assets increased $131.3 million, or 12.8%, from $1.0 billion at December 31, 2010.  Gross loans increased $110.5 million, or 17.0% from $651.5 million at December 31, 2010.  Deposits increased $150.7 million, or 17.8%, from $847.9 million at December 31, 2010.

Federal Funds Sold

Federal funds sold were $113.8 million at December 31, 2012 as compared to $106.7 million at December 31, 2011.  The Company’s investment in federal funds sold reflects the Company’s current strategy of deploying other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan growth.

The average balance of federal funds sold was $86.7 million in 2012 and $109.1 million in 2011.  These balances represented 8.5% and 12.3% of average deposits for 2012 and 2011, respectively.  They are maintained primarily for the short-term liquidity needs of the Bank.

Securities

Investment securities are classified as either available for sale or held to maturity.  Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the balance sheet.  Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. The pre-tax unrealized gain on securities available for sale at December 31, 2012 and 2011 was $2.9 million and $1.6 million, respectively.

The following table shows the composition of the securities portfolio at December 31, 2012 and 2011.

	As of December 31,
	2012		2011
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Securities available for sale
Debt securities:
U.S. government agency securities	$12,976	$13,112	$14,873	$15,014
Mortgage backed securities	208,058	210,919	181,226	183,138
Corporate Bonds	25,559	25,674	26,294	25,859
Municipal Bonds	2,436	2,262	—	—
Total debt securities	249,029	251,967	222,393	224,011

Total securities available for sale	$249,029	$251,967	$222,393	$224,011

Securities held to maturity
Debt securities:
Mortgage backed securities	15,237	15,606	16,256	16,604
Total debt securities	15,237	15,606	16,256	16,604

Total securities held to maturity	$15,237	$15,606	$16,256	$16,604

Total investment securities	$264,266	$267,573	$238,649	$240,615

The maturities and yields of the debt securities included in the investment portfolio at December 31, 2012 and December 31, 2011 are shown in the table below.  There were no equity securities in 2012 and 2011.

		Due in one year		Due after one year		Due greater than
		or less		through five years		five years
			Weighted		Weighted		Weighted
	Amortized		Average		Average		Average
(dollars in thousands)	Cost	Amount	Yield	Amount	Yield	Amount	Yield

As of December 31, 2012:
U.S. government agencies	$12,976	$—	0.0%	$2,001	0.9%	$10,975	2.1%
Mortgage backed securities	223,295	6,754	1.9%	41,276	2.2%	175,265	3.1%
Corporate bonds	25,559	10,347	1.9%	14,227	2.0%	985	3.3%
Municipal bonds	2,436	—	2.1%	—	2.0%	2,436	2.6%
Total debt securities	$264,266	$17,101	1.9%	$57,504	2.1%	$189,661	3.0%

As of December 31, 2011:
U.S. government agencies	$14,873	$—	0.0%	$5,002	1.3%	$9,871	2.6%
Mortgage backed securities	197,482	1,500	2.7%	49,453	2.1%	146,529	3.3%
Corporate bonds	26,294	5,627	2.1%	16,690	2.0%	3,977	3.0%
Total debt securities	$238,649	$7,127	2.2%	$71,145	2.0%	$160,377	3.2%

Loan Portfolio

The following table shows the Company’s loans by type and their percentage distribution at December 31, 2012, 2011, 2010, 2009, and 2008.

	As of December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Commercial	$436,293	$330,348	$269,034	$253,776	$301,024
Real estate construction	35,501	47,213	40,705	20,601	98,105
Land loans	8,973	6,772	9,072	12,763	23,535
Real estate other	139,931	157,446	138,633	149,617	134,767
Factoring and asset based	195,343	142,482	122,542	66,660	55,761
SBA	87,375	73,336	67,538	67,629	77,043
Other	5,163	4,431	4,023	5,395	9,371
Total gross loans	908,579	762,028	651,547	576,441	699,606
Unearned fee income	(3,056)	(2,792)	(1,444)	(1,452)	(1,601)
Total loan portfolio	$905,523	$759,236	$650,103	$574,989	$698,005

Commercial	48.0%	43.4%	41.3%	44.0%	43.0%
Real estate construction	3.9%	6.2%	6.2%	3.6%	14.0%
Land loans	1.0%	0.9%	1.4%	2.2%	3.4%
Real estate other	15.4%	20.7%	21.3%	26.0%	19.3%
Factoring and asset based	21.5%	18.7%	18.8%	11.6%	8.0%
SBA	9.6%	9.6%	10.4%	11.7%	11.0%
Other	0.6%	0.6%	0.6%	0.9%	1.3%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

Gross loan balances increased to $908.6 million at December 31, 2012, which represented an increase of $146.6 million or 19.2% as compared to $762.0 million at December 31, 2011. The increase in total gross loans was broad-based throughout the portfolio, with the most significant growth reflected in the commercial lending, factoring, and asset-based lending portfolios, and was a result of a concerted effort to prudently grow the balance of loans in our portfolio while managing risk.  Gross loan balances of $762.0 million at December 31, 2011, represented an increase of $110.5 million or 17.0% as compared to $651.5 million at December 31, 2010. The increase in loans was primarily attributable to growth in the commercial, real estate and factoring/asset based lending portfolio.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses primarily in the Santa Clara county region as well as loans to technology-based emerging growth companies.  Commercial loans were $436.3 million at December 31, 2012, which represented an increase of $105.9 million or 32.1% over $330.3 million at December 31, 2011.  At December 31, 2012, commercial loans comprised 48.0% of total loans outstanding as compared to 43.4% at December 31, 2011.  Commercial loans were $330.3 million at December 31, 2011, which represented an increase of $61.3 million or 22.8% versus $269.0 million at December 31, 2010.  At December 31, 2011, commercial loans comprised 43.4% of total loans outstanding as compared to 41.3% at December 31, 2010.

Approximately 43% of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial and multi-family development projects.  Construction loans decreased $11.7 million, or 24.8%, to $35.5 million at December 31, 2012 as compared to $47.2 million at December 31, 2011.  Construction loan balances at December 31, 2012 comprised 3.9% of total loans compared to 6.2% at December 31, 2011. Construction loans increased $6.5 million, or 16.0%, to $47.2 million at December 31, 2011 as compared to $40.7 million at December 31, 2010.  Construction loan balances at December 31, 2011 and 2010 comprised 6.2% of total loans.

The Company’s land loan portfolio consists of land and land development loans related to future construction credits.  Land loans increased $2.2 million or 32.5% to $9.0 million at December 31, 2012 as compared to $6.8 million at December 31, 2011.  Land loan balances at December 31, 2012 comprised 1.0% of total loans as compared to 0.9% at December 31, 2011.  Land loans decreased $2.3 million to $6.8 million at December 31, 2011 compared to $9.1 million at December 31, 2010.  Land loan balances at December 31, 2011 comprised 0.9% of total loans as compared to 1.4% at December 31, 2010.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans decreased $17.5 million, or 11.1%, to $139.9 million at December 31, 2012 as compared to $157.4 million at December 31, 2011.  The decrease was primarily attributable to other real estate term loans. The decrease in other real estate loans was primarily in owner occupied real estate term loans.  At December 31, 2012, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 44% of the total and approximately 42% were to finance buildings occupied by clients of the bank.  Approximately 17% of term real estate loans at December 31, 2012 were to finance retail properties.  Other real estate loans increased $18.8 million or 13.6% to $157.4 million at December 31, 2011 as compared to $138.6 million at December 31, 2010.  The increase was primarily attributable to other real estate term loans. At December 31, 2011, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 32% of the total and approximately 42% were to finance buildings occupied by clients of the bank.  Less than 20% of term real estate loans at December 31, 2011 were to finance retail properties.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.  In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At December 31, 2012, factoring and asset based loans totaled $195.3 million or 21.5% of total loans as compared to $142.5 million or 18.7% of total loans at December 31, 2011. This compares to $122.5 million or 18.8% of total loans at December 31, 2010.

While the bulk of our outstanding balances are in Santa Clara County, 2012 has seen a considerable amount of funding outside of Santa Clara county.  The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 85% of the total loan.  In addition, the loan could be collateralized by a deed of trust on real estate.

Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Community Development Company makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position.  The Company’s position in relation to the real estate loan can range from 50% to 70% loan to value.

At December 31, 2012, SBA loans comprised $87.4 million or 9.6% of total loans as compared to $73.3 million or 9.6% of total loans at December 31, 2011. The Company has the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value. At December 31, 2012 and 2011, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At December 31, 2012, other loans totaled $5.2 million as compared to $4.4 million at December 31, 2011. At December 31, 2010, other loans totaled $4.0 million.

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

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

	Year ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Balance, beginning of period	$18,540	$15,546	$16,012	$18,554	$8,608
Loans charged off by category:
Commercial	311	756	1,406	3,108	1,995
Real estate construction	—	—	1,274	4,561	5,536
Land loans	17	340	748	2,674	13,518
Real estate other	—	1,395	4,013	2,452	645
Factoring and asset based	2,250	—	132	—	—
SBA	567	415
Other	—	—	606	—	—
Total charge-offs	3,145	2,906	8,179	12,795	21,694

Recoveries by category:
Commercial	461	628	1,100	739	83
Real estate construction	11	712	799	206	37
Land loans	6	1,960	134	—	—
Real estate other	2	—	686	108	—
Factoring and asset based	—	—	43	—	—
SBA	123	—
Other	—	—	251	—	—
Total recoveries	603	3,300	3,013	1,053	120

Net charge-offs (recoveries)	2,542	(394)	5,166	11,742	21,574

Provision charged to expense by category:
Commercial	700	1,056	(1,391)	2,503	8,091
Real estate construction	(5,449)	41	660	7,033	7,994
Land loans	(876)	(2,028)	866	(1,147)	18,715
Real estate other	4,563	1,386	3,185	1,516	2,237
Factoring and asset based	4,220	807	603	(161)	1,222
SBA	782	1,312	495	(498)	1,673
Other	10	26	282	(46)	196
Total provision charged to expense	3,950	2,600	4,700	9,200	40,128

Balance, end of year	$19,948	$18,540	$15,546	$16,012	$27,162

The increase in the allowance for loan losses of $1.4 million from December 31, 2011 to $19.9 million at December 31, 2012 is primarily attributable to the growth of the loan portfolio. The provision for loan losses for the twelve months ending December 31, 2012 and December 31, 2011 was $4.0 million and $2.6 million, respectively. The increase in the provision for loan losses for the year ending December 31, 2012 compared to the same period one year ago reflects the growth of the loan portfolio, combined with higher charge-offs and decreased recoveries experienced during the current year.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks, management has allocated the allowance for loan losses as a percentage of total gross loans at December 31 of the previous five years as follows:

	As of December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Commercial	$6,394	$5,544	$4,616	$6,313	$6,179
Real estate construction	673	6,111	5,358	5,173	2,495
Land loans	333	1,220	1,628	1,376	5,197
Real estate other	5,178	613	622	764	1,592
Factoring and asset based	4,352	2,382	1,575	1,061	1,222
SBA	2,905	2,567	1,670	1,175	1,673
Other	113	103	77	150	196
	$19,948	$18,540	$15,546	$16,012	$18,554

Commercial	0.7%	0.7%	0.7%	1.1%	0.9%
Real estate construction	0.1%	0.8%	0.8%	0.9%	0.4%
Land loans	0.0%	0.2%	0.2%	0.2%	0.7%
Real estate other	0.6%	0.1%	0.1%	0.1%	0.2%
Factoring and asset based	0.5%	0.3%	0.2%	0.2%	0.2%
SBA	0.3%	0.3%	0.3%	0.2%	0.2%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
	2.20%	2.43%	2.39%	2.78%	2.65%

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

In response to the deteriorating market conditions, the Company undertook steps to aggressively reduce the exposure to construction and land development loans with particular emphasis on reducting loans outside of its primary market area.  Management curtailed new loan origination, thoroughly reviewed collateral values of projects approaching maturity and conservatively evaluated the market prospects of collateral for indications of impairments.

At December 31, 2012, the Company’s land development portfolio was $9.0 million with just $600,000 remaining exposure outside of the primary market area.  Further, approximately 42% of the loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at December 31, 2012 were $35.5 million with $400,000 remaining on projects outside of the primary market area.  In addition, at that date $20.4 million, or 57%, were loans to finance commercial projects.  There were no construction loans to finance residential projects of five or more units.

The aggressive management of credits in this category resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses in 2008, 2009 and, to a lesser extent, 2010.  Nonperforming loans at December 31, 2012, on average, have been reduced by approximately 27% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.  Additionally, non-performing loans at December 31, 2012, on average, have been reduced by approximately 9% for payment received in non-accrual interest.

Due to positive trends in overall loan classifications during 2011 and 2012, reflecting the improving condition of the loan portfolio combined with new loan production, the Company has been able to lower the level of reserves to 2.20% of total loans at December 31, 2012.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 200.14% at December 31, 2012.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analyses.

At December 31, 2012 nonperforming assets of $10.1 million, or 0.75% of total assets reflects a substantial decrease compared to $16.0 million, or 1.38% of total assets on December 31, 2011.  The following summarizes nonperforming assets and loans restructured and in compliance with modified terms at December 31, 2012, 2011, 2010, 2009, and 2008.

	As of December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Loans accounted for on a non-accrual basis	$9,967	$11,840	$16,696	$17,009	$15,772
Loans with principal or interest contractually past due 90 days or more, and accruing	—	—	—	—	—
Nonperforming loans	9,967	11,840	16,696	17,009	15,772
Other real estate owned	144	4,126	6,645	6,509	1,096
	$10,111	$15,966	$23,341	$23,518	$16,868

Loans restructured and in compliance with modified terms	9,402	10,677	4,494	16,834	—

Nonperforming assets and restructured loans	$19,513	$26,643	$27,835	$40,352	$16,868

The nonperforming assets at December 31, 2012 consisted of sixteen loans on nonaccrual or 90 days or more past due and still accruing totaling $10.8 million, and other real estate owned valued at $144,000. Nonperforming loans at December 31, 2012 were comprised of loans with legal contractual balances totaling approximately $15.5 million reduced by $1.4 million received in nonaccrual interest and impairment charges of $4.1 million which have been charged against the allowance for loan losses. As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for loan losses.  There were seventeen non-accrual loans totaling $11.8 million at December 31, 2011 and fifteen non-accrual loans totaling $16.7 million at December 31, 2010.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of December 31, 2012:

(dollars in thousands)

December 31, 2012
Classification	Amount	Collateral

Real estate other	5,783	Special purpose facility in Santa Cruz County
	5,783

SBA	862	Special purpose facility in Alameda County
SBA	354	Special purpose facilities in San Diego County
SBA	344	Mixed used building in Santa Clara County
SBA	226	Special purpose facilities in Orange County
SBA	58	Lot for single family homes in Contra Costa County
SBA	166	Single family residences in Orange and LA Counties
SBA	24	Commercial building in San Diego County
SBA	7	Light industrial warehouse space in Stanislaus County
SBA	6	Single family residence in Santa Clara County
	2,047

Factoring/asset based lending	1,450	Business assets
	1,450

Commercial	676	Business assets
	676

Land	11	Lot for commercial development in Calaveras County
	11

Total nonperforming loans	$9,967

Included in nonperforming loans at December 31, 2012 are loans totaling $6.5 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of December 31, 2012, previously modified loans totaling $9.4 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

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

At the time a loan is classified as substandard (which includes any loan on non-accrual), the Company performs an impairment analysis of the collateral based on appraisals, field audits, other market value indicators, and Management’s judgment.  Any shortfall between the collateral’s realization value and the loan balance is charged-off at that time when management believes the uncollectibility of the loan is confirmed.  Impairment analyses are updated on a monthly basis.  Additionally, as underlying collateral is reappraised the value of the collateral is reassessed and any additional charge-off is taken at that time.  A similar practice is followed for downward adjustments to the Company’s OREO carrying value.

Management is of the opinion that the allowance for loan losses is maintained at a level adequate for known and unidentified losses inherent in the portfolio.  However, although the Company is seeing a lower rate of inflow into problem assets generally, as well as a consistent reduction of carrying values through continued payments by borrowers on loans that have been placed on non-accrual, should circumstances change and management determines that the collectibility of any of these credits becomes unlikely, there could be an adverse effect on the level of the allowance for loan losses and the Company’s future profitability.

Funding

Deposits represent the Bank’s principal source of funds.  Most of the Bank’s deposits are obtained from professionals, small- to medium sized businesses and individuals within the Bank’s market area.  The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, money market and savings accounts and certificates of deposit.

The following table summarizes the composition of deposits as of December 31, 2012, 2011 and 2010.

	As of December 31,
	2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$723,517	62.24%	$660,036	66.09%	$443,806	52.34%
Interest bearing demand	10,582	0.91%	4,272	0.43%	5,275	0.62%
Money market and savings	380,949	32.77%	298,145	29.85%	355,772	41.96%
Certificates of deposit:
Less than $100,000	3,167	0.27%	4,213	0.42%	9,212	1.09%
$100,000 and more	44,333	3.81%	32,009	3.21%	33,881	4.00%

Total deposit portfolio	$1,162,548	100.00%	$998,675	100.00%	$847,946	100.00%

Deposits increased $163.9 million or 16.4% from $998.7 million at December 31, 2011 to $1.2 billion at December 31, 2012. The increase in deposits was predominately in core deposit production which was primarily used to fund new loans and increase the investment portfolio.

Leverage

Total gross loan balances at December 31, 2012 were $908.6 million.  The resulting loan to deposit ratio was 78.15%. Other earning assets at December 31, 2012 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $381.3 million.  To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.  When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

Capital Resources

The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks.  Additional capital requirements may be imposed on banks based on market risk.  For discussion of capital requirements applicable to the Bank and the Company, see “Capital Adequacy Requirements” and “Prompt Corrective Action” above.

The Company’s capital resources consist of shareholders’ equity, trust preferred securities and (for regulatory purposes) the allowance for loan losses (subject to limitations).  At December 31, 2012, the Company’s capital resources increased $16.0 million to $175.5 million from $159.5 million at December 31, 2011.  Tier 1 capital increased $14.0 million to $161.1 million at December 31, 2012.  The Company’s Tier 1 capital at December 31, 2012 was was comprised of $106.8 million of capital stock and surplus, $37.2 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The Company’s Tier 1 capital at December 31, 2012 was $161.1 million, which was comprised of $106.8 million of capital stock and surplus, $37.2 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for loan losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of December 31, 2012, the Company’s and the Bank’s total risk-based capital ratios were 15.23% and 13.08%, respectively (16.06% for the Company and 13.53% for the Bank at December 31, 2011).

The following table reflects the Company’s capital ratios for the period ended December 31, 2012 and 2011 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of December 31,
	2012		2011
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$161,074	13.98%	$147,043	14.80%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$69,149	6.00%	$59,597	6.00%

Total Capital	$175,548	15.23%	$159,540	16.06%
(to Risk Weighted Assets)
Total capital minimum requirement	$115,248	10.00%	$99,328	10.00%

Company leverage
Tier 1 Capital	$161,074	12.50%	$147,043	13.36%
(to Average Assets)
Total capital minimum requirement	$64,433	5.00%	$55,020	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$136,227	11.82%	$121,296	12.27%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$69,142	6.00%	$59,298	6.00%

Total Capital	$150,700	13.08%	$133,725	13.53%
(to Risk Weighted Assets)
Total capital minimum requirement	$115,236	10.00%	$98,830	10.00%

Bank leverage
Tier 1 Capital	$136,227	10.59%	$121,296	11.17%
(to Average Assets)
Total capital minimum requirement	$64,326	5.00%	$54,317	5.00%

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

Private Placement (2008)

On December 4, 2008, the Carpenter Funds agreed to purchase $30.0 million of the Company’s Series B and B-1 Mandatorily Convertible Cumulative Perpetual Preferred Stock in a private placement, subject to the United States Department of the Treasury approving our participation in the TARP Capital Purchase Program (see discussion below).

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

On December 23, 2008, the Company issued 23,864 shares of its Fixed Rate Cumulative Perpetual Series C Preferred Stock, having a liquidation value of $23.9 million, to the Treasury. Dividends accrue at the rate of 5% per annum for the first five years and then 9% per annum thereafter.  In addition the Company issued a warrant to purchase up to 396,412 shares of the Company’s common stock at a purchase price of $9.03 per share, subject to certain adjustment provisions.

In connection with Treasury’s investment, the Company has agreed, so long as the Treasury holds any securities of the Company, to ensure that its compensation arrangements with respect to its senior executive officers comply with the applicable provisions of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009.

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

The Company is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations.  The Company strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. At December 31, 2012, liquid assets as a percentage of deposits were 33.0% as compared to 34.9% in 2011.  In addition to cash and due from banks, liquid assets include interest-bearing deposits with other banks, federal funds sold, and unpledged securities available for sale.  The Company has $47.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At December 31, 2012, there were no balances outstanding on these lines. Additionally, as of December 31, 2012, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $312.0 million for which the Company had collateral in place to borrow $212.0 million.  As of December 31, 2012, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company’s earning assets and interest-bearing liabilities at December 31, 2012, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate gap divided by interest rate sensitive assets) and the cumulative interest rate sensitivity gap ratio.

	As of December 31, 2012
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$113,790	$—	$—	$—	$—	$113,790
Interest bearing deposits in other banks	335	—	—	—	—	335
U.S. treasury and Investment securities	—	10,965	6,639	59,152	190,448	267,204
Loans	256,942	102,417	131,559	300,997	116,664	908,579
Total earning assets	$371,067	$113,382	$138,198	$360,149	$307,112	$1,289,908

Interest checking, money market and savings deposits	391,531	—	—	—	—	391,531
Certificates of deposit:
Less than $250,000	4,216	2,752	2,206	21,378	—	30,552
$250,000 or more	10,357	2,268	3,611	712	—	16,948
Total interest-bearing liabilities	406,104	5,020	5,817	22,090	—	439,031

Interest rate gap	$(35,037)	$108,362	$132,382	$338,059	$307,112	$850,877
Cumulative interest rate gap	$(35,037)	$73,325	$205,706	$543,766	$850,877

Interest rate gap ratio	$(0.09)	$0.96	$0.96	$0.94	$1.00
Cumulative interest rate gap ratio	$(0.09)	$0.15	$0.33	$0.55	$0.66

Based on the contractual terms of its assets and liabilities, the Bank’s balance sheet at December 31, 2012 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at December 31, 2012 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases.  Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Bank have been written with a minimum “floor” rate.

The following table shows maturities of the loan portfolio at December 31, 2012 and 2011.  At December 31, 2012, approximately 78.5% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of December 31, 2012
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$436,293	$199,822	$215,759	$20,712
Real estate construction	35,501	15,272	4,247	15,982
Real estate land	8,973	4,584	4,389	—
Real estate other	139,931	24,316	48,250	67,365
Factoring and asset based	195,343	145,003	50,340	—
SBA	87,375	1,885	1,562	83,928
Other	5,163	4,881	282	—
Total loans	$908,579	$395,763	$324,829	$187,987

Variable rate loans	$797,663	$365,553	$270,255	$161,855
Fixed rate loans	110,916	30,210	54,574	26,132
Total loans	$908,579	$395,763	$324,829	$187,987

	As of December 31, 2011
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$330,348	$154,035	$163,077	$13,235
Real estate construction	47,213	36,489	2,511	8,213
Real estate land	6,772	3,089	1,594	2,089
Real estate other	157,446	10,375	60,087	86,984
Factoring and asset based	142,482	101,289	41,193	—
SBA	73,336	361	693	72,282
Other	4,431	4,098	334	—
Total loans	$762,028	$309,735	$269,489	$182,804

Variable rate loans	$668,191	$292,721	$214,006	$161,464
Fixed rate loans	93,837	17,014	55,483	21,340
Total loans	$762,028	$309,735	$269,489	$182,804

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements.  As of December 31, 2012 those guarantees include the following:

•                                          Financial Letters of Credit in the amount of $24.6 million.

The table below summarizes the Bank’s off-balance sheet contractual obligations:

	As of December 31, 2012
	Payments due by period
(dollars in thousands)		Less Than	1 - 3	3 - 5	More than
Contractural Obligations	Total	1 year	years	years	5 years

Long-term contracts	$2,726	$696	$1,392	$638	$—

Operating leases	6,818	1,890	3,330	1,582	16

Total	$9,544	$2,586	$4,722	$2,220	$16

Item 8.  Financial Statements and Supplementary Data

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

* * * * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bridge Capital Holdings

We have audited the accompanying consolidated balance sheets of Bridge Capital Holdings and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridge Capital Holdings and Subsidiary as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bridge Capital Holdings and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013, expressed an unqualified opinion.

Rancho Cucamonga, California

March 12, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Bridge Capital Holdings and Subsidiary

San Jose, California

We have audited Bridge Capital Holdings and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying managements report on internal control over financial reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three years in the period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those financial statements.

Rancho Cucamonga, California

March 12, 2013

Bridge Capital Holdings and Subsidiary

Consolidated Balance Sheets

(dollars in thousands)

	As of December 31,
	2012	2011
Assets:
Cash and due from banks	$17,251	$17,135
Federal funds sold	113,790	106,690
Total cash and equivalents	131,041	123,825

Interest bearing deposits in other banks	335	335
Investment securities	267,204	240,268
Loans, net of allowance for credit losses of $19,948 at December 31, 2012 and $18,540 at December 31, 2011	885,575	740,696
Premises and equipment, net	2,042	2,337
Other real estate owned	144	4,126
Accrued interest receivable	3,469	3,291
Other assets	53,775	46,155
Total assets	$1,343,585	$1,161,033

Liabilities and Shareholders’ Equity:
Deposits:
Demand noninterest-bearing	$723,517	$660,036
Demand interest-bearing	10,582	4,272
Money Market and savings	380,949	298,145
Time	47,500	36,222
Total deposits	1,162,548	998,675

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	11	9
Other liabilities	16,752	15,309
Total liabilities	1,196,838	1,031,520

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, no par value; 30,000,000 shares authorized;
15,738,423 shares issued and outstanding at December 31, 2012;
15,145,181 shares issued and outstanding at December 31, 2011;	103,645	101,598
Additional paid in capital	5,318	5,075
Retained earnings	37,235	23,431
Accumulated other comprehensive income/(loss)	549	(591)
Total shareholders’ equity	146,747	129,513
Total liabilities and shareholders’ equity	$1,343,585	$1,161,033

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statements of Operations

(dollars in thousands, except share data)

	Year Ended December 31,
	2012	2011	2010
Interest Income:
Loans	$56,122	$45,352	$42,071
Investment securities	6,461	5,068	2,733
Federal funds sold	203	255	263
Interest bearing deposits in other banks	1	19	121
Total interest income	62,787	50,694	45,188

Interest Expense:
Deposits	1,089	1,096	1,965
Other	1,106	1,160	1,106
Total interest expense	2,195	2,256	3,071

Net interest income	60,592	48,438	42,117
Provision for credit losses	3,950	2,600	4,700
Net interest income after provision for credit losses	56,642	45,838	37,417

Non-Interest Income:
Service charges on deposit accounts	3,353	2,876	2,417
International fee income	2,646	2,488	1,785
Gain on sale of SBA loans	1,850	1,743	—
Warrant Income	1,422	392	36
Gain on sale - OREO	1,056	421	1,011
SBA loan servicing fee income	514	411	380
Gain on sale of securities	323	438	165
Other non-interest income	1,820	1,161	1,055
Total non-interest income	12,984	9,930	6,849

Operating Expenses:
Salaries and benefits	30,308	24,606	21,292
Occupancy and equipment	3,993	3,801	4,042
Data processing	3,257	3,046	2,913
Marketing	2,060	1,571	1,012
Director/Shareholder expenses	1,277	1,158	1,273
Professional services	1,206	2,667	2,106
Deposit services/supplies	989	954	909
Assessments	879	1,717	2,500
Loan Origination expense	821	630	466
OREO expense	134	1,140	1,975
Other	1,288	1,134	1,232
Total operating expenses	46,212	42,424	39,720

Income before income taxes	23,414	13,344	4,546
Income taxes	9,610	5,497	1,955
Net income	$13,804	$7,847	$2,591

Preferred dividends	—	200	1,955
Net income available to common shareholders	$13,804	$7,647	$636

Basic earnings per share	$0.96	$0.54	$0.06
Diluted earnings per share	$0.92	$0.52	$0.06
Average common shares outstanding	14,385,629	14,247,853	9,820,755
Average common and equivalent shares outstanding	14,927,837	14,642,260	10,234,535

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

NET INCOME	$13,804	$7,847	$2,591

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains on securities available-for-sale	1,643	3,336	(859)
Reclassification adjustment for realized (gains) on securities	(323)	(438)	(165)
Unrealized gains/(losses) on supplemental executive retirement plan	250	176	(281)
Unrealized gains/(losses) on cash flow hedges	352	(385)	(1,312)
Other comprehensive income (loss), before income taxes	$1,922	$2,689	$(2,617)
Income tax (expense) benefit	(782)	(1,092)	1,046
Other comprehensive income (loss), net of tax	$1,140	$1,597	$(1,571)

COMPREHENSIVE INCOME	$14,944	$9,444	$1,020

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statement of Shareholders’ Equity

For the three Years Ended December 31, 2012

(dollars in thousands, except share data)

					Accumulated	Total
	Common Stock and		Preferred		Other	Share-
	Additional Paid in Capital		Stock	Retained	Comprehensive	holders’
	Shares	Amount	Amount	Earnings	Income (loss)	Equity

Balance at December 31, 2009	7,098,164	$40,919	$53,864	$15,148	$(617)	$109,314

Restricted stock issued, net	(2,040)	—	—	—	—	—
Stock options exercised and	169,700	920	—	—	—	920
related tendered shares	(67,869)	(550)	—	—	—	(550)
Common stock issued - conversion of preferred stock	3,546,099	30,000	(30,000)	—	—	—
Common stock issued - dividends on preferred stock	257,554	2,179	—	—	—	2,179
Common stock issued - private placement	3,508,771	30,000	—	—	—	30,000
Stock issuance cost	—	(96)	—	—	—	(96)
Tax benefit from exercise/vesting of stock based awards	—	171	—	—	—	171
Cash dividends on preferred stock	—	—	—	(1,955)	—	(1,955)
Stock based compensation	—	1,300	—	—	—	1,300
Other comprehensive (loss)	—	—	—	—	(1,571)	(1,571)
Net income for the year	—	—	—	2,591	—	2,591

Balance at December 31, 2010	14,510,379	$104,843	$23,864	$15,784	$(2,188)	$142,303

Restricted stock issued, net	314,019	—	—	—	—	—
Stock options exercised and	407,881	2,175	—	—	—	2,175
related tendered shares	(80,353)	(716)	—	—	—	(716)
Redemption of preferred stock	—	—	(23,864)	—	—	(23,864)
Repurchase of TARP warrant	—	(1,395)	—	—	—	(1,395)
Restricted stock vesting - shares tendered for taxes	(6,745)	(72)	—	—	—	(72)
Tax benefit from exercise/vesting of stock based awards	—	290	—	—	—	290
Cash dividends on preferred stock	—	—	—	(200)	—	(200)
Stock based compensation	—	1,548	—	—	—	1,548
Other comprehensive income	—	—	—	—	1,597	1,597
Net income for the year	—	—	—	7,847	—	7,847

Balance at December 31, 2011	15,145,181	$106,673	$—	$23,431	$(591)	$129,513

Restricted stock issued, net	566,649	—	—	—	—	—
Stock options exercised and	34,848	222	—	—	—	222
related tendered shares	—	—	—	—	—	—
Restricted stock vesting - shares tendered for taxes	(8,255)	(125)	—	—	—	(125)
Tax benefit from exercise/vesting of stock based awards	—	33	—	—	—	33
Stock based compensation	—	2,160	—	—	—	2,160
Other comprehensive income	—	—	—	—	1,140	1,140
Net income for the year	—	—	—	13,804	—	13,804

Balance at December 31, 2012	15,738,423	$108,963	$—	$37,235	$549	$146,747

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

Cash Flows From Operating Activities:

Net income	$13,804	$7,847	$2,591
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,950	2,600	4,700
Depreciation and amortization	1,148	1,140	1,351
Net (gain) on sale of loans	(1,850)	(1,743)	—
Net (gain) on sale of other real estate owned	(1,055)	(421)	(1,011)
Write down of other real estate owned	39	—	—
Deferred income tax (credit)	(2,108)	(4,452)	(167)
Stock based compensation	2,160	1,548	1,300
Proceeds from loan sales	39,191	26,601	145
Loans originated for sale	(54,528)	(35,509)	(23,205)
Net (gain) on sale of securities	(323)	(438)	(165)
Increase in accrued interest receivable and other assets	(6,472)	(2,888)	(2,248)
Increase in accrued interest payable and other liabilities	1,922	1,370	2,103
Net cash (used in) operating activities	(4,122)	(4,345)	(14,606)

Cash Flows From Investing Activities:

Proceeds from sale of securities available for sale	22,743	43,383	21,471
Purchase of securities available for sale	(109,479)	(184,165)	(222,406)
Proceeds from paydowns/maturities of securities available for sale	61,442	121,155	88,802
Proceeds from sale of other real estate owned	5,031	8,778	7,608
Proceeds from maturities of interest bearing deposits	—	2,204	7,441
Net (increase) decrease in loans	(131,675)	(104,261)	(65,252)
Purchase of fixed assets	(853)	(897)	(365)
Net cash used in investing activities	(152,791)	(113,803)	(162,701)

Cash Flows From Financing Activities:

Net increase in deposits	163,873	150,729	142,900
Proceeds from issuance of common stock	—	1,459	30,370
Proceeds from sale of common stock	256	—	—
Redemption of preferred stock	—	(23,864)	—
Repurchase of TARP warrant	—	(1,395)	—
Stock issuance cost	—	—	(96)
Payment of cash dividends	—	(200)	(1,955)
Common stock issued - preferred dividends	—	—	2,179
Increase (decrease) in other borrowings	—	(7,672)	7,672
Net cash provided by financing activities	164,129	119,057	181,070

Net Increase in Cash and Equivalents:	7,216	909	3,763
Cash and equivalents at beginning of period	123,825	122,916	119,153
Cash and equivalents at end of period	$131,041	$123,825	$122,916

Other Cash Flow Information:
Cash paid for interest	$2,196	$2,089	$1,825
Cash paid for income taxes	$10,920	$4,074	$3,207
Transfer of loans to OREO	$33	$6,173	$8,032
Conversion of preferred stock to common stock	$—	$—	$30,000

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

Recent Accounting Pronouncements — During the current year, the Financial Accounting Standards Board (FASB) issued guidance regarding the following new accounting standards:

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

Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and highly liquid debt instruments purchased with an original maturity of three months or less.  The Company is required to maintain non-interest earning cash reserves against certain of the deposit accounts.  As of December 31, 2012, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $145,000 were maintained.

Securities - The Company classifies its investment securities into two categories, available for sale and held to maturity, at the time of purchase.  Securities available for sale are reported at fair value with unrealized holding gains and/or losses, net of tax, recorded as a separate component of shareholders’ equity.  Securities held to maturity are measured at amortized cost based on the Company’s positive intent and ability to hold the securities to maturity.

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

Loans - Loans are stated at the principal amount outstanding less the allowance for loan losses and net deferred loan fees.  Interest on loans is credited to income as earned.  Loans are generally placed on nonaccrual status and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the loan is both well secured and in the process of collection.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Loan origination fees and costs are deferred and amortized to income at the instrument level using the effective interest method based on the contractual lives adjusted for prepayments.

Loans Held For Sale — The company has the ability and the intent to sell all or a portion of certain Small Business Administration (“SBA”) loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost of fair value.  At December 31, 2012 and December 31, 2011, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

In calculating gains on the sale of SBA loans, the Company performs an allocation based on the relative fair values of the sold portion and retained portion of the loan.  The Company’s assumptions are validated by reference to the external market information.

Servicing Rights - Servicing rights are recognized separately when they are acquired through sales of loans.  The Company has adopted guidance issued by the FASB that clarifies the accounting for servicing rights.  Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans.  Fair value is based on a valuation model that calculates the present value of estimated future cash flows from the servicing assets.  The valuation model uses assumptions that market participants would use in estimating cash flows from servicing assets, such as the cost to service, discount rates and prepayment speeds.  The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

As of December 31, 2012 and December 31, 2011, the amount of loans serviced for others was $91.5 million and $76.4 million, respectively.

Allowance for Loan losses - The allowance for loan losses is a valuation allowance for probable incurred loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated loan losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

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

Other Real Estate Owned - Other real estate owned (“OREO”) consist of properties acquired through foreclosure.  The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis.  The Company charges against the allowance for loan losses any losses arising at the time of acquisition of such properties.  After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs.  If the Company records any write-downs or losses from disposition of such properties after acquiring them, it includes this amount in other non-interest expense.  Development and improvement costs relating to OREO are capitalized (assuming they are recoverable).  At December 31, 2012 there were two land development properties valued at $117,000 and one SBA real estate property valued at $27,000 owned by the Bank that were acquired through the foreclosure process.  At December 31, 2011 there were two construction properties valued at $3.5 million, one other real estate property valued at $350,000, and four land development properties valued at $308,000 owned by the Bank that were acquired through the foreclosure process.

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

Stock-Based Compensation — The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company has recorded an incremental $2.2 million ($1.4 million net of tax), $1.5 million ($1.0 million net of tax), and $1.3 million ($882,000 net of tax) of stock-based compensation expense during the years ended December 31, 2012, 2011, and 2010, respectively as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2012.  As of December 31, 2012, $11.5 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.8 years.

Stock-based compensation expense reduced basic earnings per share by $0.10, $0.07, and $0.09 and diluted earnings per share by $0.03, $0.04, and $0.08 for the years ended December 31, 2012, 2011, and 2010, respectively.

Comprehensive Income — The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The guidance also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had an accumulated other comprehensive income totaling $549,000, net of tax, at December 31, 2012, an accumulated other comprehensive loss totaling $(591,000), net of tax, at December 31, 2011 and an accumulated other comprehensive loss of $(2.2) million, net of tax, at December 31, 2010.

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

	Year ended December 31,
(dollars in thousands, except share data)	2012	2011	2010

Net income	$13,804	$7,847	$2,591
Less:
Dividends on preferred shares	—	(200)	(1,955)
Net income available to common shareholders	$13,804	$7,647	$636

Weighted average shares used in computing:
Basic common shares	14,385,629	14,247,853	9,820,755
Dilutive potential common shares related to stock options, restricted stock, warrants, and preferred shares using the treasury stock method	542,208	394,407	413,780
Total average common shares and equivalents	14,927,837	14,642,260	10,234,535

Basic earnings (loss) per share	$0.96	$0.54	$0.06
Diluted earnings (loss) per share	$0.92	$0.52	$0.06

There were 302,679 options to acquire common stock (including those issuable pursuant to contingent stock agreements) and 502,651 shares of issued and outstanding restricted common stock that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for year ended December 31, 2012.

3.                                      SECURITIES

As of December 31, 2012 and December 31, 2011, the Company had securities available for sale of $252.0 million and $224.0 million, respectively, and securities held to maturity of $15.2 million and $16.3 million, respectively. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and estimated fair values of securities as of December 31, 2012 and December 31, 2011 are reflected in the following table.

	As of December 31, 2012
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale
Debt securities:
U.S. government agency securities	$12,976	$141	$(5)	$13,112
Mortgage backed securities	208,058	3,136	(274)	210,919
Corporate Bonds	25,559	127	(12)	25,674
Municipal Bonds	2,436	—	(174)	2,262
Total debt securities	249,029	3,404	(465)	251,967

Total securities available for sale	$249,029	$3,404	$(465)	$251,967

Securities held to maturity
Debt securities:
Mortgage backed securities	$15,237	$369	$—	$15,606
Total debt securities	15,237	369	—	15,606

Total securities held to maturity	$15,237	$369	$—	$15,606

Total investment securities	$264,266	$3,773	$(465)	$267,573

	As of December 31, 2011
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale
Debt securities:
U.S. government agency securities	$14,873	$141	$—	$15,014
Mortgage backed securities	181,226	1,972	(59)	183,138
Corporate Bonds	26,294	56	(491)	25,859
Municipal Bonds	—	—	—	—
Total debt securities	222,393	2,169	(550)	224,011

Total securities available for sale	$222,393	$2,169	$(550)	$224,011

Securities held to maturity
Debt securities:
Mortgage backed securities	$16,256	$348	$—	$16,604
Total debt securities	16,256	348	—	16,604

Total securities held to maturity	$16,256	$348	$—	$16,604

Total investment securities	$238,649	$2,517	$(550)	$240,615

The scheduled maturities of investment securities available for sale at December 31, 2012 were as follows:

	December 31, 2012
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$17,100	$17,604
Due after one year through five years	50,109	51,757
Due after five years through ten years	70,662	71,307
Due after ten years	111,158	111,299
Total securities available for sale	249,029	251,967

Due in one year or less	$—	$—
Due after one year through five years	7,395	7,478
Due after five years through ten years	—	—
Due after ten years	7,842	8,128
Total securities held to maturity	15,237	15,606

Total investment securities	$264,266	$267,573

	December 31, 2011
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$7,127	$7,184
Due after one year through five years	63,412	64,228
Due after five years through ten years	43,670	44,026
Due after ten years	108,184	108,573
Total securities available for sale	222,393	224,011

Due in one year or less	$—	$—
Due after one year through five years	7,733	7,797
Due after five years through ten years	—	—
Due after ten years	8,523	8,806
Total securities held to maturity	16,256	16,604

Total investment securities	$238,649	$240,615

As of December 31, 2012 and December 31, 2011, no investment securities were pledged as collateral. As of December 31, 2012, $332,000 in unrealized losses was attributable to 14 securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2011, $530,000 million in unrealized losses was attributable to 20 securities that had been in an unrealized loss position for less than 12 months.  Because the Bank had the ability to hold these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of December 31, 2012 and December 31, 2011, respectively.

As of December 31, 2012, $133,000 in unrealized losses  was attributable to twelve securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2011, $20,000 in unrealized losses was attributable to three securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of December 31, 2012 and December 31, 2011, were caused by market interest rate increases subsequent to the purchase of the securities.  Because the Company had the ability to hold these investments until a recovery in fair value, which may be maturity, these investments was not considered to be other-than-temporarily impaired as of December 31, 2012 and December 31, 2011, respectively.

4.             LOANS AND ALLOWANCES FOR LOAN LOSSES

The following summarizes the characteristics of the loan portfolio for the years ended December 31, 2012 and 2011:

	As of December 31,
(dollars in thousands)	2012	2011

Commercial	$436,293	$330,348
Real estate construction	35,501	47,213
Land loans	8,973	6,772
Real estate other	139,931	157,446
Factoring and asset based	195,343	142,482
SBA	87,375	73,336
Other	5,163	4,431
Total gross loans	908,579	762,028
Unearned fee income	(3,056)	(2,792)
Total loan portfolio	905,523	759,236
Less allowance for credit losses	(19,948)	(18,540)
Total loan portfolio, net	$885,575	$740,696

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$429,754	$4,877	$986	$676	$436,293
Real estate construction	35,501	—	—	—	35,501
Land loans	8,722	—	240	11	8,973
Real estate other	106,519	1,410	26,219	5,783	139,931
Factoring and asset based	192,798	803	292	1,450	195,343
SBA	77,028	437	7,863	2,047	87,375
Other	5,163	—	—	—	5,163
Total gross loans	$855,485	$7,527	$35,600	$9,967	$908,579

	As of December 31, 2011
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$317,923	$991	$10,636	$798	$330,348
Real estate construction	45,283	—	1,930	—	47,213
Land loans	5,056	—	1,176	540	6,772
Real estate other	117,318	7,746	26,198	6,184	157,446
Factoring and asset based	140,274	—	—	2,208	142,482
SBA	59,605	2,834	8,787	2,110	73,336
Other	4,431	—	—	—	4,431
Total gross loans	$689,890	$11,571	$48,727	$11,840	$762,028

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

The following table summarizes the payment status of the loan portfolio as December 31, 2012 and December 31, 2011.

	As of December 31, 2012
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$435,543	$74	$—	$—	$676	$436,293
Real estate construction	35,501	—	—	—	—	35,501
Land loans	8,962	—	—	—	11	8,973
Real estate other	134,148	—	—	—	5,783	139,931
Factoring and asset based	193,893	—	—	—	1,450	195,343
SBA	85,328	—	—	—	2,047	87,375
Other	5,119	42	2	—	—	5,163
Total gross loans	$898,494	$116	$2	$—	$9,967	$908,579

	As of December 31, 2011
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$329,550	$—	$—	$—	$798	$330,348
Real estate construction	47,213	—	—	—	—	47,213
Land loans	6,232	—	—	—	540	6,772
Real estate other	151,262	—	—	—	6,184	157,446
Factoring and asset based	140,274	—	—	—	2,208	142,482
SBA	71,060	166	—	—	2,110	73,336
Other	4,411	12	8	—	—	4,431
Total gross loans	$750,002	$178	$8	$—	$11,840	$762,028

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

As of December 30, 2012, the Company had twenty-five loans totaling $15.9 million classified as troubled debt restructurings.  The twenty-five loans were comprised of two commercial loans, twenty-three other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.8% of total gross loans as of December 31, 2012. As of December 31, 2011, the Company had twenty-nine loans totaling $17.1 million classified as troubled debt restructurings. The twenty-nine loans were comprised of two commercial loans, one construction loan, one land loan and twenty-two real estate other loans and three SBA loans.

As of December 31, 2012 and 2011, the Company had commitments of $111,000 and $138,000, respectively, to lend additional funds for other real estate loans classified as troubled debt restructurings.

During the year ended December 31, 2012, the Company modified $2.3 million in commercial loans, $0.9 million in other real estate loans, and $39,000 in SBA loans. During the year ended December 31, 2011, the Company modified $739,000 in commercial loans, $1.9 million in real estate construction loans, $217,000 in land loans, $3.1 million in other real estate loans, and $597,000 in SBA loans. The modification of the terms of such loans included extended amortization periods or extended maturity dates. Based on the impairment evaluation of these individual credits, a charge-off of $750,000 was deemed necessary during the year ended December 31, 2012. There were no charge-offs of loans modified during the year ended December 31, 2011.

A loan is considered to be in payment default when it is 90 days contractually past due under the modified terms.  There were no loans modified within the last twelve months that defaulted during the year ended December 31, 2012.

The following table summarizes the loans categorized as troubled debt restructurings at December 31, 2012 and December 30, 2011.  The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

As of December 31, 2012
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Recorded	Recorded	Recorded	Recorded	Recorded	Recorded
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$2,598	$676	$2,598	$676
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	10,291	8,902	7,711	5,783	18,002	14,685
Factoring and asset based	—	—	—	—	—	—
SBA	480	500	—	—	480	500
Other	—	—	—	—	—	—
Total gross loans	$10,771	$9,402	$10,309	$6,459	$21,080	$15,861

	As of December 31, 2011
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Recorded	Recorded	Recorded	Recorded	Recorded	Recorded
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$497	$487	$294	$224	$791	$711
Real estate construction	1,990	1,930	—	—	1,990	1,930
Land loans	217	202			217	202
Real estate other	6,983	7,464	7,711	6,184	14,694	13,648
Factoring and asset based	—	—	—	—	—	—
SBA	601	594	—	—	601	594
Other	—	—	—	—	—	—
Total gross loans	$10,288	$10,677	$8,005	$6,408	$18,293	$17,085

Loans are designated as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of December 31, 2012 and December 31, 2011 loans designated as impaired consisted only of nonaccrual loans and troubled debt restructurings.  There were no loans outstanding that were less than or greater than 90 days or more past due and accruing interest that were considered impaired at December 31, 2012 and December 31, 2011.

The following table summarizes the loans categorized as impaired at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
(dollars in thousands)	2012	2011

Nonaccrual loans (1)	$9,967	$11,840
Trouble debt restructurings - performing	9,402	10,677
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$19,369	$22,517

(1)  Nonaccrual loans include troubled debt restructurings of $6.5 million and $6.4 million at December 31, 2012 and December 31, 2011, respectively.

Impaired loans at December 31, 2012 were comprised of loans with legal contractual balances totaling approximately $24.9 million reduced by approximately $1.4 million received in non-accrual interest and impairment charges of $4.1 million which have been charged against the allowance for loan losses.

Impaired loans at December 31, 2011 were comprised of loans with legal contractual balances totaling approximately $27.6 million reduced by $1.4 million received in non-accrual interest and impairment charges of $3.7 million which have been charged against the allowance for loan losses.

The following summarizes the breakdown of impaired loans by category as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012		As of December 31, 2011
	Upaid		Upaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$2,007	$676	$2,611	$1,285
Real estate construction	—	—	1,930	1,930
Land loans	37	11	833	742
Real estate other	16,491	14,685	16,274	13,648
Factoring and asset based	2,965	1,450	2,645	2,208
SBA	3,427	2,547	3,340	2,704
Other	—	—	—	—
Total gross loans	$24,927	$19,369	$27,633	$22,517

Consistent with the Bank’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Bank did not record income from the receipt of cash payments related to nonaccrual loans during the years ended December 31, 2012 and 2011.  Interest income recognized on impaired loans represents interest the Bank recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2012 and December 31, 2011:

	As of December 31,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$981	$199	$1,208	$29
Real estate construction	965	—	3,636	109
Land loans	377	2	1,959	13
Real estate other	14,167	379	12,388	384
Factoring and asset based	1,829	16	1,104	—
SBA	2,626	97	1,466	58
Other	—	—	94	—
Total gross loans	$20,943	$693	$21,855	$593

The allowance for loan losses is a valuation allowance for probable incurred loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The entire allowance is available for any loan that, in management’s judgment should be charged-off.

The allowance generally consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired or are otherwise exhibiting negative credit characteristics suggesting potential loss exposure greater than historical loss experience would suggest.  Specific reserves are calculated by evaluating the present value of expected future cash flows pertaining to the loan, the fair value of the collateral supporting the loan, less selling costs, or the loan’s observable market price.  It is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans when management believes the uncollectibility of the loan is confirmed; Therefore, as seen in the table below, there are typically only a small number of individual loans for which a specific reserve exists.  General reserves are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated loan losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; loan charge-off trends; changes in economic conditions, changes in business conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

The allowance for loan losses totaled $19.9 million and $18.5 million as of December 31, 2012 and December 31, 2011, respectively.  The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of December 31, 2012 and December 31,  2011.

	As of December 31, 2012
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$676	$—	$435,617	$6,394	$436,293	$6,394
Real estate construction	—		35,501	673	35,501	673
Land loans	11	—	8,962	333	8,973	333
Real estate other	14,685	1,408	125,246	3,770	139,931	5,178
Factoring and asset based	1,450		193,893	4,352	195,343	4,352
SBA	2,547	—	84,828	2,905	87,375	2,905
Other	—	—	5,163	113	5,163	113
Total	$19,369	$1,408	$889,210	$18,540	$908,579	$19,948

	As of December 31, 2011
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,285	$—	$329,063	$5,544	$330,348	$5,544
Real estate construction	1,930	—	45,283	1,220	47,213	1,220
Land loans	742	—	6,030	613	6,772	613
Real estate other	13,648	—	143,798	6,111	157,446	6,111
Factoring and asset based	2,208	—	140,274	2,382	142,482	2,382
SBA	2,704	—	70,632	2,567	73,336	2,567
Other	—	—	4,431	103	4,431	103
Total	$22,517	$—	$739,511	$18,540	$762,028	$18,540

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2012, 2011, and 2010.

		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2011	$5,544	$1,220	$613	$6,111	$2,382	$2,567	$103	$18,540
Provision charged to expense	700	(558)	(269)	(935)	4,220	782	10	3,950
Charge-offs	(311)	—	(17)	—	(2,250)	(567)	—	(3,145)
Recoveries	461	11	6	2	—	123	—	603
As of December 31, 2012	$6,394	$673	$333	$5,178	$4,352	$2,905	$113	$19,948

		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2010	$4,616	$1,628	$622	$5,358	$1,575	$1,670	$77	$15,546
Provision charged to expense	1,056	(1,120)	(1,629)	2,148	807	1,312	26	2,600
Charge-offs	(756)	—	(340)	(1,395)	—	(415)	—	(2,906)
Recoveries	628	712	1,960	—	—	—	—	3,300
As of December 31, 2011	$5,544	$1,220	$613	$6,111	$2,382	$2,567	$103	$18,540

		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2009	$6,313	$5,173	$1,376	$764	$1,061	$1,175	$150	$16,012
Provision charged to expense	(1,391)	(3,070)	(140)	7,921	603	495	282	4,700
Charge-offs	(1,406)	(1,274)	(748)	(4,013)	(132)	—	(606)	(8,179)
Recoveries	1,100	799	134	686	43	—	251	3,013
As of December 31, 2010	$4,616	$1,628	$622	$5,358	$1,575	$1,670	$77	$15,546

5.             PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at December 31, 2012 and December 31, 2011 are comprised of the following:

	As of December 31,
(dollars in thousands)	2012	2011

Leasehold improvements	$5,884	$5,553
Furniture and equipment	3,932	3,579
Capitalized software	4,011	3,843
Premises and equipment	13,827	12,975
Less accumulated depreciation and amortization	(11,785)	(10,638)
Premises and equipment, net	$2,042	$2,337

Depreciation and amortization amounted to $1.1 million, $1.1 million, and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

6.             DEPOSITS

The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of December 31, 2012, 2011 and 2010.

	As of December 31,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$723,517	62.24%	$660,036	66.09%
Interest-bearing demand	10,582	0.91%	4,272	0.43%
Money market and savings	380,949	32.77%	298,145	29.85%
Certificates of depoosit:
Less than $100	3,167	0.27%	4,213	0.42%
$100 and more	44,333	3.81%	32,009	3.21%

Total deposit portfolio	$1,162,548	100.00%	$998,675	100.00%

At December 31, 2012, time deposits of $100,000 or more have remaining maturities as follows:

(in thousands)

3 months or less	$13,199
Over 3 months to 6 months	4,102
Over 6 months to 12 months	5,099
Over 1 year to 5 years	21,933
TOTAL	$44,333

At December 31, 2012, the scheduled maturities of all time deposits are as follows:

(in thousands)

2013	$25,410
2014	7,962
2015	4,226
2016	4,486
2017	5,416
$47,500

7.                                      JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS

Junior Subordinated Debt Securities

On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2035.  Interest was payable quarterly on these debt securities at a fixed rate of 5.90% for the first five years, and thereafter interest accrues at LIBOR plus 1.98%. In April of 2008, the Company entered into an interest rate swap agreement to fix the variable cash outflows associated with the debt securities to Bridge Capital Trust I for an additional five years at 6.11%.  See “Footnote 14. Derivative Instruments and Hedging Activities” for further discussion. The debt securities can be redeemed at par at the Company’s option beginning in March 2010; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the Trust.  The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

On September 30, 2006 the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust II, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2037.  Interest was payable quarterly on these debt securities at a fixed rate of  6.60% for the first five years, and thereafter interest accrues at LIBOR plus 1.38%. In September of 2008, the Company entered into an interest rate swap agreement to fix the variable cash outflows associated with the debt securities to Bridge Capital Trust II for an additional five years at 6.09%. See “Footnote 14. Derivative Instruments and Hedging Activities” for further discussion.  The debt securities can be redeemed at par at the Company’s option beginning in April 2011; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

Other Borrowings

The Company had no other borrowings at December 31, 2012 and December 31, 2011.

As of December 31, 2012, the Company had a total borrowing capacity with the Federal Home Loan Bank of approximately $312.0 million for which the Company had collateral in place to borrow $212.0 million.  As of December 31, 2012, $12.0 of this borrowing capacity was pledged to secure a letter of credit.

The Company also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At December 31, 2012, there were no balances outstanding on these lines.

8.             INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
(dollars in thousands)	2012	2011	2010

Current:
Federal	$9,319	$8,169	$1,784
State	2,399	1,780	338
Total current	$11,718	$9,949	$2,122

Deferred:
Federal	(2,158)	(3,497)	(121)
State	50	(955)	(46)
Total deferred	(2,108)	(4,452)	(167)
Income tax provision	$9,610	$5,497	$1,955

Deferred income taxes reflect the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2012, 2010 and 2009 are as follows:

	As of ended December 31,
(dollars in thousands)	2012	2011	2010
Deferred tax assets (liability):
Deferred loan fee	$1,049	$977	$486
Allowance for credit losses	6,994	6,613	5,441
State income taxes	3,870	3,799	2,574
Fixed assets	783	579	690
Accrued expenses	5,990	4,507	271
Other	88	192	2,753
Net deferred tax asset	$18,774	$16,667	$12,215

In addition to the above net deferred tax asset, the Company has additional deferred tax assets / (liabilities) arising from adjustments to other comprehensive income aggregating $(419,000), $362,000 and $1.5 million, as of December 31, 2012, 2011 and 2010, respectively.

Income tax returns for the years ended December 31, 2011, 2010 and 2009 are open to audit by the federal authorities and income tax returns for the years ended December 31, 2011, 2010, 2009 and 2008 are open to audit by California authorities.

As of December 31, 2012, the Company is under examination by income tax authorities in the state of California for income tax returns for the years ended December 31, 2009 and 2008, and has recorded an unrecognized tax benefit of $419,000. The interest and penalties included in the unrecognized tax benefits are not material.  If the unrecognized tax benefit is recognized, there would not be a material impact on the annual effective tax rate. The unrecognized tax benefit relates is expected to be settled within the next twelve months.

The effective tax rate differs from the federal statutory rate as follows:

	Year ended December 31,
	2012	2011	2010

Federal statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal effect	6.80%	4.02%	4.17%
BOLI income	-0.63%	-1.02%	-3.02%
Low income housing credits	-0.76%	-1.93%	-6.84%
Stock-based compensation	0.19%	0.59%	2.53%
Other, net	0.44%	4.54%	11.16%
Income taxes	41.04%	41.20%	43.00%

9.             STOCK BASED COMPENSATION

On May 18, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (the “Plan”) which supersedes the Stock Option Plan that was established in 2001.  The Plan provides for the following types of stock-based awards:  incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock awards; restricted stock units; performance units; and stock grants.  As of December 31, 2012, the Company has issued incentive stock options, nonqualified stock options, and restricted stock awards under the Plan.

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

At the time the 2006 Equity Incentive Plan was adopted, the total authorized shares available for issuance under the 2001 Stock Option Plan was 1,813,225 shares and the number of shares available for future grant was 253,577 shares.  As the 2006 Equity Incentive Plan supersedes the 2001 Stock Option Plan, no further grants may be made under the 2001 plan and as such, the 253,577 shares that were available for future grant under the 2001 plan may no longer be awarded. The total shares that are authorized for issuance under the 2006 Equity Incentive Plan is 2,103,283 shares.

As of December 31, 2012, there were 2,164,186 shares underlying outstanding stock option and restricted stock awards under the Company’s stock-based compensation plans and 173,319 shares available for future grants under the 2006 Equity Incentive Plan.

A summary of the Company’s non-vested shares of restricted stock awards as of December 31, 2012 and changes during the period ended on that date is presented below:

	Non-Vested Restricted Stock Awards
		Weighted
	Number	Average Grant
	of Shares	Date Fair Value

Balances, December 31, 2011	792,414	$7.49

Granted	611,519	15.22
Vested	(27,099)	21.50
Forfeited	(44,870)	9.19

Balances, December 31, 2012	1,331,964	$10.70

Balances, December 31, 2010	500,055	$7.00

Granted	330,939	9.15
Vested	(21,660)	22.39
Forfeited	(16,920)	6.28

Balances, December 31, 2011	792,414	$7.49

Balances, December 31, 2009	526,095	$6.99

Granted	8,200	7.31
Vested	(24,000)	4.56
Forfeited	(10,240)	12.06

Balances, December 31, 2010	500,055	$7.00

A summary of the Company’s stock option awards as of December 31, 2012 and changes during the period ended on that date are presented below:

	Stock Option Awards Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price

Balances, December 31, 2011	815,980	$12.45

Granted	78,879	13.87
Exercised (aggregate intrinsic value of $236,081)	(34,848)	6.39
Cancelled	(25,977)	10.87
Expired	(1,812)	12.86

Balances, December 31, 2012	832,222	$12.89

	Stock Option Awards Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price

Balances, December 31, 2010	1,216,260	$11.81

Granted	295,586	10.60
Exercised (aggregate intrinsic value of $1,656,656)	(407,881)	5.33
Cancelled	(211,700)	17.60
Expired	(76,285)	18.84

Balances, December 31, 2011	815,980	$12.45

Balances, December 31, 2009	1,336,029	$11.42

Granted	91,000	8.14
Exercised (aggregate intrinsic value of $515,891)	(169,700)	5.42
Cancelled	(6,675)	17.47
Expired	(34,394)	17.52

Balances, December 31, 2010	1,216,260	$11.81

The following table summarizes information about stock options outstanding at December 31, 2012. Of the stock option awards outstanding as of December 31, 2012, 491,332 shares were fully vested with a weighted average exercise price of $14.42.

			Stock Option Awards Outstanding			Stock Option Awards Exercisable
				Weighted	Weighted		Weighted	Weighted
				Remaining	Exercise		Remaining	Exercise
Exercise Price range			Shares	Life (Years)	Price	Shares	Life (Years)	Price
$4.40	-	$6.71	73,983	6.4	$5.58	47,983	6.4	$5.67
$7.05	-	$10.65	171,523	7.4	8.86	72,267	6.1	8.48
$10.66	-	$17.34	442,216	6.2	12.60	226,582	3.6	13.13
$18.18	-	$22.66	144,500	4.3	22.30	144,500	4.3	22.30

			832,222	6.1	$12.89	491,332	4.5	$14.42

The aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2012 was $3.2 million and $1.5 million, respectively. The aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2011 was $777,000 and $321,000, respectively.  At December 31, 2010, the aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable was $1.8 million and $1.5 million, respectively.

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

The weighted average assumptions used for 2012, 2011, and 2010 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Year ended December 31,
	2012	2011	2010

Expected life	75 months	75 months	75 months

Stock volatility	40.0%	35.0%	45.0%

Risk free interest rate	1.1%	1.7%	2.7%

Dividend yield	0.0%	0.0%	0.0%

Fair value per share	$5.60	$2.17	$3.80

10.          PENSION BENEFIT PLANS

Effective August 1, 2004, the Bank established the Supplemental Executive Retirement Plan (SERP), an unfunded noncontributory defined benefit pension plan.  The SERP provides retirement benefits to a select group of key executives and senior officers based on years of service and final average salary.  The Bank uses a December 31st measurement date for this plan.

The following table reflects the accumulated benefit obligation and funded status of the SERP for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
(dollars in thousands)	2012	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$4,808	$4,288	$3,469
Service cost	590	446	340
Interest cost	264	233	213
Plan participants’ contributions
Amendments	—	126	—
Actuarial (gains)/losses	(184)	(226)	325
Acquisitions/(divestitures)	—	—	—
Expected benefits paid	(67)	(59)	(59)
Projected benefit obligation at end of year	$5,411	$4,808	$4,288
Unfunded projected/accumulated benefit obligation	(5,411)	(4,808)	(4,288)
Additional liability	$—	$—	$—

Weighted average assumptions to determine benefit obligation as of December 31:
Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost recognized for the years ended December 31, 2012 and 2011 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2013 are as follows:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Components of net periodic benefit cost
Service cost	$624	$590	$446
Interest cost	309	264	233
Expected return on plan assets	—	—	—
Amortization of transition obligation (asset)	—	—	—
Amortization of prior service cost	95	95	86
Amortization of actuarial (gains)/losses	(50)	(33)	(14)
Net periodic benefit cost	$978	$916	$751

Other comprehensive income (cost)	$(45)	$(62)	$(72)

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

Future minimum annual lease payments are as follows (dollars in thousands):

Future lease payments
For years ended December 31,

2013	$1,890
2014	1,658
2015	1,672
2016	1,582
2017	16
$6,818

Rental expense under operating leases was $2.0 million in 2012, $1.9 million in 2011 and $2.0 million in 2010.

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

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include loan commitments of $457.1 million, $429.4 million and $286.8 million at December 31, 2012, 2011 and 2010, respectively.  The Bank’s exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2012, no losses are anticipated as a result of these commitments. We have also issued certain guarantees which include financial letters of credit in the amounts of $24.6 million, $18.8 million, and $16.8 at December 31, 2012, 2011 and 2010, respectively.

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

Undisbursed loan commitments were comprised of the following at December 31, 2012 (dollars in thousands):

Loan Category	Amount

Commercial	$337,783
SBA	—
Real estate construction	33,547
Land loans	—
Real estate other	14,786
Factoring/ABL	59,306
Other	11,685
Total	$457,107

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2012
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$251,967	$248,511	$3,456	$—
Cash flow hedge	(1,784)	—	(1,784)	—
Warrant portfolio	418	—	—	418

Total	$250,601	$248,511	$1,672	$418

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3

Securities available for sale	$224,011	$216,437	$7,574	$—
Cash flow hedge	(2,135)	—	(2,135)	—
Warrant portfolio	563	—	—	563

Total	$222,439	$216,437	$5,439	$563

There were no transfers between Level 1 and Level 2 during the period for assets and liabilities measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the year ended December 31, 2012.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis for the years ended December 31, 2012 and 2011 included OREO of $144,000 and $4.1 million, respectively.  The fair value of OREO was determined using Level 2 assumptions.  The Company charged-off $39,000 and $335,000 during the years ended December 31, 2012 and 2011, respectively, as a result of declines in the OREO property values.  The assets measured at fair value on a non-recurring basis for the years ended December 31, 2012 and 2011 also included impaired loans of $19.4 million and $22.5 million, respectively.  The fair value of impaired loans was determined using Level 3 assumptions.  The Company charged-off $3.1 million and $2.9 million during the years ended December 31, 2012 and 2011, respectively, as a result of impaired loans. The fair value of impaired loans was determined using Level 3 assumptions. In determining the net realizable value of the underlying collateral for impaired loans, the Company primarily relied on third party appraisals which were then discounted from 15% to 25% (with additional discounts depending on the age of the appraisal) to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure.  In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at December 31, 2012 and 2011:

	Year ended December 31,
	2012		2011
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$17,251	$17,251	$17,135	$17,135
Federal funds sold	113,790	113,790	106,690	106,690
Interest bearing Deposits in other Banks	335	335	335	335
Investments securities	267,204	267,574	240,268	240,615
Loans and leases, net of unearned fees	905,523	906,228	759,236	760,884
Bank owned life insurance	15,954	15,954	10,782	10,782

Financial liabilities:
Deposits	1,162,548	1,158,518	998,675	996,659
Trust preferred securities	17,527	17,588	17,527	17,600
Other borrowings	—	—	—	—
Cash flow hedge	1,784	1,784	2,135	2,135

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at Decmber 31, 2012 and 2011:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximate the fair value and are classified as Level 1 in the fair value hierarchy.

Investment Securities

For investment securities, fair values are based on quoted market prices, where available, and are classified as Level 1.  If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers and are classified as Level 2.

For the year ended December 31, 2012, there were two mortgage backed securities, available for sale, classified as Level 2 with a fair value of $3.5 million. All other securities were classified as Level 1. For the year ended December 31, 2011, there were three mortage backed securities, available for sale, classified as Level 2 with a fair value of $7.6 million. All other securities were classified as Level 1.

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

Cash Flow Hedge

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs — model-derived credit spreads. The level in the fair value hierarchy within which the fair value measurement in their entirety fall shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Because the inputs used to measure the fair value of the Company’s derivatives fall into different levels of the fair value hierarchy, as of December 31, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuations adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of December 31, 2012 and December 31, 2011.  The Company did not have any derivative instruments that were assets as of December 31, 2012 and December 31, 2011:

		Fair Value
Derivatives Designated as Hedging	Balance Sheet	December 31,	December 31,
Instruments Under SFAS 133	Location	2012	2011

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	1,784	2,135

Total hedged derivatives		$1,784	$2,135

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of December 31, 2012, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the years ended December 31, 2012 and 2011.

During the years ended December 31, 2012 and 2011, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the years ended December 31, 2012 and 2011,  the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(333,000) and $(981,000), respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $705,885 will be reclassified as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the years ended December 31, 2012 and 2011.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the years ended December 31, 2012 and 2011, and as such there were no amounts included in derivative income or expense during these periods:

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Year ended December 31,
(dollars in thousands)	2012	2011

Net interest income	$(684)	$(591)
Non-interest income	—	—

Total derivative income	$(684)	$(591)

Credit Risk Related Contingent Features

The Company has an agreement with one of its derivative counterparties that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its derivative counterparties that contains a provision where if the Company fails to maintain its status as a well / adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.8 million. As of December 31, 2012, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million  against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at the termination value.

15.          BRIDGE CAPITAL HOLDINGS

The following are the financial statements of Bridge Capital Holdings (parent company only):

BALANCE SHEETS

	As of December 31,
(dollars in thousands)	2012	2011
Assets:
Cash and due from banks	$5,659	$4,806
Investments	—	—
Investment in bank & subsidiaries	158,802	142,028
Other assets	1,681	2,402
Total Assets	$166,142	$149,236

Liabilities:
Junior Subordinated Debt	$17,527	$17,527
Other liabilities	1,869	2,196
Total Liabilities	19,396	19,723

Capital:
Common stock	108,963	106,673
Preferred stock	—	—
Retained earnings	23,430	15,584
Current year net income	13,804	7,847
Other Comprehensive income	549	(591)
Total Capital	146,746	129,513
Total Liabilities and Capital	$166,142	$149,236

STATEMENTS OF OPERATIONS

	Year ended December 31,
(dollars in thousands)	2012	2011	2010

Interest income	$7	$12	$32
Interest expense	1,076	1,084	1,086
Noninterest income	1,422	392	36
Noninterest expense	1,143	790	647

Loss before income taxes	(790)	(1,470)	(1,665)
Income tax benefit	327	712	—
Loss before undistributed income of the bank	(463)	(758)	(1,665)
Equity in undistributed income of the bank	14,267	8,605	4,256
Net income	$13,804	$7,847	$2,591

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010

Net Income	$13,804	$7,847	$2,591

Other Comprehensive Income (Loss):
Unrealized gains/(losses) on cash flow hedges	351	(384)	(956)
Other comprehensive income (loss), before income taxes	$351	$(384)	$(956)
Income tax (expense) benefit	(140)	154	223
Other comprehensive income (loss), net of tax	$211	$(230)	$(733)

Comprehensive Income	$14,015	$7,617	$1,858

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(dollars in thousands)	2012	2011	2010

Cash Flow From Operating Activities:
Net income	$13,804	$7,847	$2,591
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings (loss) of subsidiaries	(14,267)	(8,605)	(4,256)
Additional paid in capital stock option expense	2,160	—	—
Net change in other assets	(781)	(700)	(230)
Net change in other liabilities	(329)	277	(480)
Net cash (used in) provided by operating activities	586	(1,181)	(2,375)

Cash Flow From Investing Activities:
Purchase and sale of investments available for sale	—	40,153	(40,153)
Investment in subsidiary	—	(15,460)	—
Net cash provided by (used in) financing activities	—	24,693	(40,153)

Cash Flow From Financing Activities:
Proceeds from sale of Common stock	267	1,459	30,370
Repurchase of Preferred stock and related warrant	—	(25,259)	—
Common stock issued - preferred dividends	—	—	2,179
Payment of cash dividends	—	(200)	(1,955)
Net cash (used in) provided by financing activities	267	(24,000)	30,594

Net decrease in cash and equivalents	853	(488)	(11,934)
Cash and equivalents at beginning of period	4,806	5,294	17,228
Cash and equivalents at end of period	$5,659	$4,806	$5,294

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Management believes, as of December 31, 2012, that the Bank and the Company meets all capital adequacy requirements to which they are subject.

The following table shows the Company’s capital ratios at December 31, 2012 and 2011 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of December 31,
	2012		2011
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$161,074	13.98%	$147,043	14.80%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$69,149	6.00%	$59,597	6.00%

Total Capital	$175,548	15.23%	$159,540	16.06%
(to Risk Weighted Assets)
Total capital minimum requirement	$115,248	10.00%	$99,328	10.00%

Company leverage
Tier 1 Capital	$161,074	12.50%	$147,043	13.36%
(to Average Assets)
Total capital minimum requirement	$64,433	5.00%	$55,020	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$136,227	11.82%	$121,296	12.27%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$69,142	6.00%	$59,298	6.00%

Total Capital	$150,700	13.08%	$133,725	13.53%
(to Risk Weighted Assets)
Total capital minimum requirement	$115,236	10.00%	$98,830	10.00%

Bank leverage
Tier 1 Capital	$136,227	10.59%	$121,296	11.17%
(to Average Assets)
Total capital minimum requirement	$64,326	5.00%	$54,317	5.00%

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

Item 9a. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of December 31, 2012, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to its management, including its principal executive and principal officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management’s report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, management concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2012.  Vavrinek, Trine, Day & Co., LLP’s audit report appears on Page 51.

Item 9b.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart provides information as of December 31, 2012 concerning the Company’s equity compensation plans:

	(A)	(B)	(C)
Number of Securities
	Number of Securities		Remaining Available
	To Be Issued Upon	Weighted Average	For Future Issuance
	Exercise of	Grant Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Stock,	Restricted Stock,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights	Reflected in Column (A)

Equity compensation plans approved by security holders	2,164,186	$11.54	173,319

Equity compensation plans not approved by security holders	—	—	—

Total	2,164,186	$11.54	173,319

The additional information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

BRIDGE CAPITAL HOLDINGS

Date:	March 12, 2013	By:	/s/ Daniel P. Myers
Daniel P. Myers, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Lawrence Owen Brown	Director	March 12, 2013
Lawrence Owen Brown

/s/Howard N. Gould	Director	March 12, 2013
Howard Gould

/s/Dr. Francis J. Harvey	Director	March 12, 2013
Dr. Francis J. Harvey

Chairman
/s/Allan C. Kramer, M.D.	Director	March 12, 2013
Allan C. Kramer, M.D.

/s/Robert P. Latta	Director	March 12, 2013
Robert Latta

Vice Chairman
/s/Thomas M. Quigg	Director	March 12, 2013
Thomas M. Quigg

President
Chief Executive Officer
/s/Daniel P. Myers	Director	March 12, 2013
Daniel P. Myers	(Principal Executive Officer)

/s/Christopher B. Paisley	Director	March 12, 2013
Christopher B. Paisley

/s/Terry S. Schwakopf	Director	March 12, 2013
Terry S. Schwakopf

/s/Barry A. Turkus	Director	March 12, 2013
Barry A. Turkus

Executive Vice President
Chief Financial Officer
/s/Thomas A. Sa	Director	March 12, 2013
Thomas A. Sa	(Principal Financial
and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

(3.1)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K dated 10/1/04)

(3.2)	Amendment to the Company’s Articles of Incorporation dated August 27, 2004 (incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-K dated 10/1/04)

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

(101)

The following financial information from Bridge Capital Holdings Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on March 12, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2012, (ii)  the Consolidated Statement of Income for the period ended December 31, 2012, (iii) the Consolidated Statement of Cash Flow for the period ended December 31, 2012, and (iv) Notes to Consolidated Financial Statements.

**Management contract or compensatory plan or arrangement