Form 10-Q
period 2013-03-31
Bridge Capital Holdings
filed 2013-05-03
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The number of shares of Common Stock outstanding as of April 30, 2013:  15,748,690

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$23,023	$17,251
Federal funds sold	42,030	113,790
Total cash and equivalents	65,053	131,041

Interest bearing deposits in other banks	326	335
Investment securities:
Available for sale	274,603	251,967
Held to maturity	14,451	15,237
Total investment securities	289,054	267,204
Loans, net of allowance for credit losses of $20,543 at March 31, 2013 and $19,948 at December 31, 2012	929,919	885,575
Premises and equipment, net	1,987	2,042
Other real estate owned	31	144
Accrued interest receivable	4,192	3,469
Other assets	56,579	53,775
Total assets	$1,347,141	$1,343,585

LIABILITIES
Deposits:
Demand noninterest-bearing	$719,206	$723,517
Demand interest-bearing	8,671	10,582
Money market and savings	389,153	380,949
Time	49,250	47,500
Total deposits	1,166,280	1,162,548

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	10	11
Other liabilities	11,924	16,752
Total liabilities	1,195,741	1,196,838

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, no par value; 30,000,000 shares authorized; 15,748,690 shares issued and outstanding at March 31, 2013; 15,738,423 shares issued and outstanding at December 31, 2012;	109,928	108,963
Retained earnings	40,656	37,235
Accumulated other comprehensive gain/(loss)	816	549
Total shareholders’ equity	151,400	146,747
Total liabilities and shareholders’ equity	$1,347,141	$1,343,585

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three months ended
	March 31,
	2013	2012
INTEREST INCOME:
Loans	$14,471	$13,569
Federal funds sold	43	47
Investment securities	1,634	1,709
Total interest income	16,148	15,325

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	1
Money market and savings	273	201
Certificates of deposit	64	31
Other	266	246
Total interest expense	604	479

Net interest income	15,544	14,846
Provision for credit losses	750	1,750
Net interest income after provision for credit losses	14,794	13,096

NON-INTEREST INCOME:
Service charges on deposit accounts	873	805
International fee income	635	717
Gain on sale of SBA loans	400	—
Other non interest income	1,010	1,020
Total non-interest income	2,918	2,542

OPERATING EXPENSES:
Salaries and benefits	7,561	7,039
Premises and fixed assets	982	936
Other operating expenses	3,317	3,102
Total operating expenses	11,860	11,077

Income before income taxes	5,852	4,561
Income taxes	2,431	1,854
Net income	$3,421	$2,707

Basic income per share	$0.24	$0.19
Diluted income per share	$0.23	$0.18
Average common shares outstanding	14,411,008	14,363,541
Average common and equivalent shares outstanding	15,068,931	14,798,723

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three months ended
	March 31,
	2013	2012

NET INCOME	$3,421	$2,707

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities available-for-sale	268	(243)
Reclassification adjustment for realized (gains) on securities (1)	—	(319)
Unrealized gains (losses) on supplemental executive retirement plan	12	(16)
Unrealized gains (losses) on cash flow hedges	169	(93)
Other comprehensive income (loss), before income taxes	$449	$(671)
Income tax (expense) benefit	(182)	280
Other comprehensive income (loss), net of tax	$267	$(391)

COMPREHENSIVE INCOME	$3,688	$2,316

(1) Amounts are included in net gains on sale of securities on the Consolidated Statement of Operations in total non-interest income.

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three months ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,421	$2,707
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	750	1,750
Depreciation and amortization	293	287
Write down of other real estate owned	10	9
Net (gain) on sale of loans	(400)	(276)
Net (gain) on sale of other real estate owned	(370)	—
Deferred income tax (credit)	(182)	(280)
Stock based compensation	873	378
Loans originated for sale	(7,226)	(14,704)
Proceeds from loan sales	6,562	5,358
Net (gain) on sale of securities	—	(319)
(Increase) in accrued interest receivable and other assets	(3,527)	(610)
(Decrease) in accrued interest payable and other liabilities	(4,649)	(1,655)
Net cash used in operating activities	(4,445)	(7,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(34,660)	(30,979)
Proceeds from sale of securities available for sale	—	20,739
Proceeds from maturity of securities available for sale	13,078	12,833
Proceeds from the sale of other real estate owned	473	—
Net (increase) in loans	(44,030)	(46,525)
Net decrease in interest bearing deposits in other banks	9	—
Purchase of fixed assets	(238)	(252)
Net cash used in investing activities	(65,368)	(44,184)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	3,732	(2,072)
Common stock issued	93	149
Net cash provided by financing activities	3,825	(1,923)

NET DECREASE IN CASH AND EQUIVALENTS:	(65,988)	(53,462)
Cash and equivalents at beginning of period	131,041	123,825
Cash and equivalents at end of period	$65,053	$70,363

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$554	$474
Cash paid for income taxes	$4,700	$255

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$—	$33

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters ended March 31, 2013 and 2012, respectively, are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2012 is derived from the audited financial statements; however, it does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

FASB ASU 2013-02, Other Comprehensive Income — Clarifying Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $873,000 ($536,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2013, and recorded $378,000 ($249,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2012, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2013 and December 31, 2012.   As of March 31, 2013, $10.7 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.7 years.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive income totaling $816,000, net of tax, as of March 31, 2013 and a cumulative other comprehensive income totaling $549,000, net of tax, as of December 31, 2012.

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

Earnings per share calculation

	Three months ended
(dollars in thousands,	March 31,
except per share amounts)	2013	2012

Net income	$3,421	$2,707

Weighted average shares:
Basic common shares	14,411,008	14,363,541
Diluted potential common shares related to stock options, restricted stock, and preferred stock	657,923	435,182
Total average common equivalent shares	15,068,931	14,798,723

Basic earnings per share	$0.24	$0.19
Diluted earnings per share	$0.23	$0.18

There were 204,979 options to acquire common stock (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three months ended March 31, 2013, because to do so would have been anti-dilutive.

3.             Securities

As of March 31, 2013 and December 31, 2012, the Company had securities available for sale of $274.6 million and $252.0 million, respectively, and securities held to maturity of $14.5 million and $15.2 million, respectively. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and approximate fair values of securities as of March 31, 2013 and December 31, 2012 are as follows:

	As of March 31, 2013
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$13,374	$88	$(117)	$13,345
Mortgage backed securities	230,108	3,528	(346)	233,290
Corporate bonds	25,478	148	(25)	25,601
Municipal bonds	2,436	—	(69)	2,367
Total debt securities	271,396	3,764	(557)	274,603

Total securities available for sale	$271,396	$3,764	$(557)	$274,603

Securities held to maturity
Debt securities:
Mortgage backed securities	$14,451	$338	$—	$14,789
Total debt securities	14,451	338	—	14,789

Total securities held to maturity	$14,451	$338	$—	$14,789

Total investment securities	$285,847	$4,102	$(557)	$289,392

	As of December 31, 2012
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$12,976	$141	$(5)	$13,112
Mortgage backed securities	208,058	3,136	(274)	210,919
Corporate bonds	25,559	127	(12)	25,674
Municipal bonds	2,436	—	(174)	2,262
Total debt securities	249,029	3,404	(465)	251,967

Total securities available for sale	$249,029	$3,404	$(465)	$251,967

Securities held to maturity
Debt securities:
Mortgage backed securities	$15,237	$369	$—	$15,606
Total debt securities	15,237	369	—	15,606

Total securities held to maturity	$15,237	$369	$—	$15,606

Total investment securities	$264,266	$3,773	$(465)	$267,573

The scheduled maturities of investment securities at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$21,782	$22,386
Due after one year through five years	50,935	52,687
Due after five years through ten years	76,113	76,746
Due after ten years	122,566	122,784
Total securities available for sale	271,396	274,603

Due in one year or less	$—	$—
Due after one year through five years	7,309	7,395
Due after five years through ten years	—	—
Due after ten years	7,142	7,394
Total securities held to maturity	14,451	14,789

Total investment securities	$285,847	$289,392

	December 31, 2012
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$17,100	$17,604
Due after one year through five years	50,109	51,757
Due after five years through ten years	70,662	71,307
Due after ten years	111,158	111,299
Total securities available for sale	249,029	251,967

Due in one year or less	$—	$—
Due after one year through five years	7,395	7,478
Due after five years through ten years	—	—
Due after ten years	7,842	8,128
Total securities held to maturity	15,237	15,606

Total investment securities	$264,266	$267,573

As of March 31, 2013 and December 31, 2012, no investment securities were pledged as collateral.   As of March 31, 2013, $288,000 in unrealized losses was attributable to fifteen securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2012, $332,000 in unrealized losses was attributable to fourteen securities that had been in an unrealized loss position for less than 12 months.  Because the Bank had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, $270,000 in unrealized losses was attributable to thirteen securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2012, $133,000 in unrealized losses was attributable to twelve securities that had been in an unrealized loss position for greater than 12 months.

These unrealized losses, which had been in an unrealized loss position for one year or longer as of March 31, 2013 and December 31, 2012, were caused by market interest rate increases subsequent to the purchase of the securities or price fluctuations driven by volatility of the housing market conditions.  Because the Bank had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of March 31, 2013 and December 31, 2012, respectively.

4.             Loans

The balances in the various loan categories are as follows as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(dollars in thousands)	2013	2012

Commercial	$471,200	$436,293
Real estate construction	37,975	35,501
Land loans	10,353	8,973
Real estate other	136,244	139,931
Factoring and asset based	200,831	195,343
SBA	91,893	87,375
Other	5,667	5,163
Total gross loans	954,163	908,579
Unearned fee income	(3,701)	(3,056)
Total loan portfolio	950,462	905,523
Less allowance for credit losses	(20,543)	(19,948)
Loans, net	$929,919	$885,575

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of March 31, 2013 and December 31, 2012.

	March 31, 2013
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$450,683	$15,173	$4,895	$449	$471,200
Real estate construction	37,975	—	—	—	37,975
Land loans	10,317	—	27	9	10,353
Real estate other	105,924	—	24,632	5,688	136,244
Factoring and asset based	197,496	1,817	—	1,518	200,831
SBA	85,345	276	4,348	1,924	91,893
Other	5,667	—	—	—	5,667
Total gross loans	$893,407	$17,266	$33,902	$9,588	$954,163

	As of December 31, 2012
		Special		Substandard
	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$429,754	$4,877	$986	$676	$436,293
Real estate construction	35,501	—	—	—	35,501
Land loans	8,722	—	240	11	8,973
Real estate other	106,519	1,410	26,219	5,783	139,931
Factoring and asset based	192,798	803	292	1,450	195,343
SBA	77,028	437	7,863	2,047	87,375
Other	5,163	—	—	—	5,163
Total gross loans	$855,485	$7,527	$35,600	$9,967	$908,579

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

The following table summarizes the payment status of the loan portfolio as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$470,751	$—	$—	$—	$449	$471,200
Real estate construction	37,975	—	—	—	—	37,975
Land loans	10,344	—	—	—	9	10,353
Real estate other	130,556	—	—	—	5,688	136,244
Factoring and asset based	199,313	—	—	—	1,518	200,831
SBA	89,902	67	—	—	1,924	91,893
Other	5,608	59	—	—	—	5,667
Total gross loans	$944,449	$126	$—	$—	$9,588	$954,163

	As of December 31, 2012
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$435,543	$74	$—	$—	$676	$436,293
Real estate construction	35,501	—	—	—	—	35,501
Land loans	8,962	—	—	—	11	8,973
Real estate other	134,148	—	—	—	5,783	139,931
Factoring and asset based	193,893	—	—	—	1,450	195,343
SBA	85,328	—	—	—	2,047	87,375
Other	5,119	42	2	—	—	5,163
Total gross loans	$898,494	$116	$2	$—	$9,967	$908,579

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

As of March 31, 2013, the Company had twenty-six loans totaling $14.9 million classified as troubled debt restructurings.  The twenty-six loans were comprised of two commercial loans, twenty-one other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.6% of total gross loans as of March 31, 2013. As of December 31, 2012, the Company had twenty-five loans totaling $15.9 million classified as troubled debt restructurings.  The twenty-five loans were comprised of two commercial loans, twenty-three other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.8% of total gross loans as of December 31, 2012.

As of March 31, 2013 and December 31, 2012, the Company had commitments of $111,000, to lend additional funds for other real estate loans classified as troubled debt restructurings.

During the three months ended March 31, 2013, there were no additional loans modified and designated as troubled debt restructurings.  During the three months ended March 31, 2012, the Company modified $2.3 million in factor loans and $38,000 in SBA loans.  The modification of the terms of such loans included extended amortization periods or extended maturity dates. Based on the impairment evaluation of these individual credits, a charge-off of $750,000 was deemed necessary during the three month period ended March 31, 2012.

A loan is considered to be in payment default when it is 90 says contractually past due under the modified terms.  There were no loans modified within the last twelve months that defaulted during the three months ended March 31, 2013.

The following table summarizes the loans categorized as troubled debt restructurings at March 31, 2013 and December 30, 2012.  The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of March 31, 2013
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$2,598	$450	$2,598	$450
Real estate construction	—	—	—	—	—	—
Land loans	—	—			—	—
Real estate other	9,314	8,302	7,711	5,688	17,025	13,990
Factoring and asset based	—	—	—	—	—	—
SBA	480	496	—	—	480	496
Other	—	—	—	—	—	—
Total gross loans	$9,794	$8,798	$10,309	$6,138	$20,103	$14,936

	As of December 31, 2012
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$2,598	$676	$2,598	$676
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	10,291	8,902	7,711	5,783	18,002	14,685
Factoring and asset based	—	—	—	—	—	—
SBA	480	500	—	—	480	500
Other	—	—	—	—	—	—
Total gross loans	$10,771	$9,402	$10,309	$6,459	$21,080	$15,861

Loans are designated as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of March 31, 2013 and December 31, 2012 loans designated as impaired consisted of nonaccrual loans, troubled debt restructurings and loans past due 90 days or more and still accruing interest.

The following table summarizes the loans categorized as impaired at March 31, 2013 and December 31, 2012.

	March 31,	December 31,
(dollars in thousands)	2013	2012

Nonaccrual loans (1)	$9,588	$9,967
Trouble debt restructurings - performing	8,798	9,402
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$18,386	$19,369

(1)  Nonaccrual loans include troubled debt restructurings of $6.1 million and $6.5 million at March 31, 2013 and December 31, 2012, respectively.

Impaired loans at March 31, 2013 were comprised of loans with legal contractual balances totaling approximately $24.3 million reduced by approximately $1.6 million received in non-accrual interest and impairment charges of $4.3 million which have been charged against the allowance for loan losses.

Impaired loans at December 31, 2012 were comprised of loans with legal contractual balances totaling approximately $24.9 million reduced by $1.4 million received in non-accrual interest and impairment charges of $4.1 million which have been charged against the allowance for loan losses.

The following summarizes the breakdown of impaired loans by category as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013		As of December 31, 2012
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$1,805	$449	$2,007	$676
Real estate construction	—	—	—	—
Land loans	36	9	37	11
Real estate other	15,891	13,990	16,491	14,685
Factoring and asset based	3,281	1,518	2,965	1,450
SBA	3,331	2,420	3,427	2,547
Other	—	—	—	—
Total gross loans	$24,344	$18,386	$24,927	$19,369

Consistent with the Bank’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Bank did not record income from the receipt of cash payments related to nonaccrual loans during the three months ended March 31, 2013 and 2012.  Interest income recognized on impaired loans represents interest the Bank recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$563	$37	$816	$6
Real estate construction	—	—	1,935	30
Land loans	10	1	620	—
Real estate other	14,338	62	13,550	93
Factoring and asset based	1,484	31	1,633	—
SBA	2,484	22	2,114	8
Other	—	—	—	—
Total gross loans	$18,878	$153	$20,668	$137

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

The allowance for loan losses totaled $20.5 million and $19.9 million as of March 31, 2013 and December 31, 2012, respectively.  The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of March 31, 2013 and December 31,  2012.

	As of March 31, 2013
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$449	$—	$470,751	$7,582	$471,200	$7,582
Real estate construction	—	—	37,975	721	37,975	721
Land loans	9	—	10,344	320	10,353	320
Real estate other	13,990	1,065	122,254	3,256	136,244	4,321
Factoring and asset based	1,518	—	199,313	4,731	200,831	4,731
SBA	2,420	—	89,473	2,743	91,893	2,743
Other	—	—	5,667	125	5,667	125
Total	$18,386	$1,065	$935,777	$19,478	$954,163	$20,543

	As of December 31, 2012
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$676	$—	$435,617	$6,394	$436,293	$6,394
Real estate construction	—	—	35,501	673	35,501	673
Land loans	11	—	8,962	333	8,973	333
Real estate other	14,685	1,408	125,246	3,770	139,931	5,178
Factoring and asset based	1,450	—	193,893	4,352	195,343	4,352
SBA	2,547	—	84,828	2,905	87,375	2,905
Other	—	—	5,163	113	5,163	113
Total	$19,369	$1,408	$889,210	$18,540	$908,579	$19,948

The following table summarizes the activity in the allowance for loan losses for the quarters ended March 31, 2013 and 2012.

	Three months ended March 31, 2013
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 30, 2012	$6,394	$673	$333	$5,178	$4,352	$2,905	$113	$19,948
Provision charged to expense	1,145	46	(14)	(857)	579	(161)	12	750
Charge-offs	150	—	—	—	200	—	—	350
Recoveries	193	2	1	—	—	(1)	—	195
As of March 31, 2013	$7,582	$721	$320	$4,321	$4,731	$2,743	$125	$20,543

	Three months ended March 31, 2012
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2011	$5,545	$1,220	$613	$6,111	$2,381	$2,567	$103	$18,540
Provision charged to expense	432	365	(109)	51	1,104	(80)	(13)	1,750
Charge-offs	73	—	—	—	750	187	—	1,010
Recoveries	18	2	4	—	—	—	—	24
As of March 31, 2012	$5,922	$1,587	$508	$6,162	$2,735	$2,300	$90	$19,304

5.                                  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at March 31, 2013 and December 31, 2012 are comprised of the following:

	March 31, 2013
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,975	$(4,927)	$1,048
Furniture and fixtures	1,109	(1,033)	76
Capitalized software	4,033	(3,590)	443
Equipment	2,949	(2,529)	420
Total premises and equipment	$14,066	$(12,079)	$1,987

	December 31, 2012
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,885	$(4,776)	$1,109
Furniture and fixtures	1,078	(1,028)	50
Capitalized software	4,011	(3,512)	499
Equipment	2,854	(2,470)	384
Total premises and equipment	$13,828	$(11,786)	$2,042

Depreciation and amortization amounted to $293,000 and $287,000 for the three months ended March 31, 2013 and March 31, 2012, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

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

Other Borrowings

There were no other borrowings at March 31, 2013 and at December 31, 2012.

As of March 31, 2013, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $336.0 million for which the Company had collateral in place to borrow $228.0 million.  As of March 31, 2013, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At March 31, 2013, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three month periods ended March 31, 2013 and 2012 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended March 30,
	2013	2012

Expected life	75 months	75 months

Stock volatility	35.00%	40.00%

Risk free interest rate	1.04%	0.86%

Dividend yield	0.00%	0.00%

Fair value per share	$5.59	$6.33

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2013
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$274,603	$—	$274,603	$—
Cash flow hedge	(1,615)	—	(1,615)	—
Warrant portfolio	424	—	—	424

Total	$273,412	$—	$272,988	$424

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3

Securities available for sale	$251,967	$—	$251,967	$—
Cash flow hedge	(1,784)	—	(1,784)	—
Warrant portfolio	418	—	—	418

Total	$250,601	$—	$250,183	$418

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended March 31, 2013.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 included OREO of $31,000 and $144,000, respectively.  The fair value of OREO was determined using Level 2 assumptions.  The Company charged-off $10,000 for the current quarter as a result of declines in the OREO property values compared to $9,000 for the quarter ended March 31, 2012.  The assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012 also included impaired loans of $18.4 million and $19.4 million, respectively.  The Company charged-off $350,000 and $1.0 million during the quarters ended March 31, 2013 and March 31, 2012, respectively, as a result of impaired loans. The fair value of impaired loans was determined using Level 3 assumptions. In determining the net realizable value of the underlying collateral for impaired loans, the Company primarily relied on third party appraisals which were then discounted from 15% to 25% (with additional discounts depending on the age of the appraisal) to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure.  In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$23,023	$23,023	$17,251	$17,251
Federal funds sold	42,030	42,030	113,790	113,790
Interest bearing deposits in other banks	326	326	335	335
Investments securities	289,054	288,964	267,204	267,574
Loans and leases, net of unearned fees	950,462	950,587	905,523	906,228
Bank owned life insurance	16,098	16,098	15,954	15,954

Financial liabilities:
Deposits	1,166,280	1,164,066	1,162,548	1,158,518
Trust preferred securities	17,527	17,860	17,527	17,588
Other borrowings	—	—	—	—
Cash flow hedge	1,615	1,615	1,784	1,784

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at March 31, 2013 and December 31, 2012:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximate the fair value and are classified as Level 1 in the fair value hierarchy.

Investment Securities

For investment securities, fair values are based on quoted market prices and are classified as Level 2.

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

Trust Preferred Securities

The fair value of the trust preferred securities approximates the pricing of a preferred security at current market prices and are classified as Level 3.

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

Cash Flow Hedge

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs — model-derived credit spreads.  The level in the fair value hierarchy within which the fair value measurement in their entirety fall shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Because the inputs used to measure the fair value of the Company’s derivatives fall into different levels of the fair value hierarchy, as of March 31, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuations adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of March 31, 2013 and December 31, 2012.  The Company did not have any derivative instruments that were assets as of March 31, 2013 and December 31, 2012.

		Fair Value
Derivatives Designated as	Balance Sheet	March 31,	December 31,
Hedging Instruments	Location	2013	2012

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	$1,615	$1,784

Total hedged derivatives		$1,615	$1,784

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of March 31, 2013, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013 and 2012, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended March 31, 2013 and March 31, 2012, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(7,000) and $(73,000), respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $(703,000) will be reclassified into net interest income as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three months ended March 31, 2013 and 2012.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three months ended March 31, 2013 and 2012, respectively, and as such there were no amounts included in derivative income or expense during these periods.

	Amount of gain/(loss) reclassified from AOCI into earnings - effective portion
	Three months ended March 31,
(dollars in thousands)	2013	2012

Net interest income	$(175)	$(166)
Non-interest income	—	—

Total derivative income	$(175)	$(166)

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

As of March 31, 2013 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.6 million.  As of March 31, 2013, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2013, it would have been required to settle its obligations under the agreements at the termination value.

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

Sale of SBA Loans:  The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At March 31, 2013 and December 31, 2012, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters ended March 31, 2013 and 2012 (dollars in thousands, except per share data).

	Three months ended March 31,
	2013	2012
Statement of Operations Data:

Interest income	$16,148	$15,325
Interest expense	604	479
Net interest income	15,544	14,846
Provision for credit losses	750	1,750
Net interest income after provision for credit losses	14,794	13,096
Other income	2,918	2,542
Other expenses	11,860	11,077
Income before income taxes	5,852	4,561
Income taxes	2,431	1,854
Net income	$3,421	$2,707

Per Share Data:
Basic earnings per share	$0.24	$0.19
Diluted earnings per share	0.23	0.18
Shareholders’ equity per share	9.61	8.72

Balance Sheet Data:
Balance sheet totals:
Assets	$1,347,141	$1,160,822
Loans, net	929,919	795,060
Deposits	1,166,280	996,603
Shareholders’ equity	151,400	133,122

Average balance sheet amounts:
Assets	$1,311,171	$1,155,394
Loans, net	871,228	756,690
Deposits	1,125,309	979,435
Shareholders’ equity	149,388	132,636

Selected Ratios:
Return on average assets	1.06%	0.94%
Return on average equity	9.29%	8.21%
Efficiency ratio	64.24%	63.70%
Risk based capital ratio	15.19%	15.63%
Net chargeoffs (recoveries) to average gross loans	0.02%	0.13%
Allowance for loan losses to total loans	2.15%	2.36%
Average equity to average assets	11.39%	11.48%

Summary of Financial Results — Quarter ended March 31, 2013

The Company reported net operating income of $3.4 million for the three months ended March 31, 2013 representing an increase of $715,000, or 26.4%, compared to net operating income of $2.7 million for the same period one year ago. The Company reported earnings per diluted share of $0.23 for the current quarter compared to $0.18 per diluted share for the same quarter in 2012.

The increase in earnings during the period ended March 31, 2013 compared to the same period in 2012 resulted primarily from an increase in interest income related to loans, an increase in non-interest income and a decrease in provision for credit losses, partially offset by an increase in non-interest expense related to supporting growth and investments in new initiatives.  See the specific sections below for details regarding these changes.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended March 31,		Increase
(dollars in thousands)	2013	2012	(Decrease)

Interest income	$16,148	$15,325	$823
Interest expense	604	479	125

Net interest income	15,544	14,846	698
Provision for credit losses	750	1,750	(1,000)
Net interest income after provision for credit losses	14,794	13,096	1,698

Other income	2,918	2,542	376
Other expenses	11,860	11,077	783
Income before income taxes	5,852	4,561	1,291

Income taxes	2,431	1,854	577
Net income	$3,421	$2,707	$714

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended March 31, 2013 was $15.5 million, which was comprised of $16.1 million in interest income and $604,000 in interest expense. Net interest income for the quarter ended March 31, 2012 was $13.1 million, which was comprised of $15.3 million in interest income and $479,000 in interest expense.  Net interest income for the quarter ended March 31, 2013 represented an increase of $698,000 or 4.7% from the same period one year earlier. The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets as a result of loan growth.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended March 31, 2013 average earning assets of $1.25 billion represented an increase of $150.5 million, or 13.7%, compared to $1.10 billion for the same period in 2012.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 79.50% during the quarter ended March 31, 2013, which represented a slight increase compared to an average of 79.43% for the same quarter of 2012 as a result of higher loan growth relative to deposit funding.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended March 31, 2013 was 5.05% compared to 5.43% in the same period one year earlier.  The decrease in net interest margin was primarily due to a lower level of loan fees. The negative impact on the net interest margin from decreased loan fees for the three months ended March 31, 2013 compared to the same period last year was 20 basis points.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended March 31, 2013 and 2012.

Quarter ended:

	Three months ended March 31,
	2013			2012
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$894,570	6.56%	$14,471	$777,943	7.02%	$13,569
Federal funds sold	73,817	0.24%	43	81,274	0.23%	47
Investment securities	280,447	2.36%	1,634	239,123	2.87%	1,709
Other	329	0.00%	—	333	0.00%	—
Total interest earning assets	1,249,163	5.24%	16,148	1,098,673	5.61%	15,325

Noninterest-earning assets:
Cash and due from banks	25,499			22,282
All other assets (3)	36,509			34,439
TOTAL	$1,311,171			$1,155,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$9,502	0.04%	1	$4,816	0.08%	$1
Savings	360,675	0.31%	273	309,436	0.26%	201
Time	47,612	0.55%	64	33,143	0.38%	31
Other	20,416	5.28%	266	28,296	3.50%	246
Total interest bearing liabilities	438,205	0.56%	604	375,691	0.51%	479

Noninterest-bearing liabilities:
Demand deposits	707,520			632,040
Accrued expenses and other liabilities	16,058			15,027
Shareholders’ equity	149,388			132,636
TOTAL	$1,311,171			$1,155,394

Net interest income and margin		5.05%	$15,544		5.43%	$14,846

(1)         Loan fee amortization of $2.1 million and $2.4 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for loan losses of $19.9 million and $18.5 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2013 and 2012.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended March 31, 2013 vs. 2012
	Increase (decrease) due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$1,774	$(872)	$902
Federal funds sold	(4)	1	(3)
Investment securities	227	(302)	(75)
Total interest income	1,997	(1,173)	824

Interest expense:
Demand	0	(0)	0
Savings	37	35	72
Time	19	14	33
Other	(105)	125	20
Total interest expense	(48)	173	125

Change in net interest income	$2,045	$(1,346)	$699

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

Interest Income

Interest income of $16.1 million in the quarter ended March 31, 2013 represented an increase of $823,000, or 5.4%, from $15.3 million in the same quarter one year earlier.  The average yield on earning assets was 5.24% for the quarter ended March 31, 2013 compared to 5.61% for the quarter ended March 31, 2012.  The decrease in the average yield on interest earning assets was primarily due to a lower level of loan fees.

Average gross loans were $894.6 million for three months ended March 31, 2013, an increase of $116.6 million or 15.0% from $777.9 million for the same period one year earlier.  Average loans comprised 71.6% of average earning assets in the three months ended March 31, 2013 compared to 70.8% in the first quarter of 2012.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $354.6 million for the quarter ended March 31, 2013, an increase of $33.9 million or 10.6% from $320.7 million for the three months ended March 31, 2012.

Interest Expense

Interest expense was $604,000 for the quarter ended March 31, 2013, which represented an increase of $125,000, or 26.1% from $479,000 for the comparable period of 2012.  The increase in interest expense was primarily due to an increase in average interest bearing deposit accounts.  Average interest-bearing liabilities were $438.2 million for the three months ended March 31, 2013, an increase of $62.5 million, or 16.6%, from $375.7 million for the same period one year earlier.

Average interest bearing deposits were $417.8 million for the quarter ended March 31, 2013, which represented 37.1% of total average deposits and was an increase of $70.4 million, or 20.3%, from $347.4 million representing 35.5% of total average deposits in the first quarter of 2012.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $20.4 million in the three months ended March 31, 2013 and $28.3 million for the comparable period of 2012.

The average rate paid on interest-bearing liabilities was 0.56% and 0.51% in the quarters ended March 31, 2013 and 2012, respectively.

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

The Company charged-off $350,000 during the three months ended March 31, 2013 compared to $1.0 million during the three months ended March 31, 2012. Loan recoveries of $195,000 were recognized during the first quarter of 2013 compared to $24,000 for the three months ended March 31, 2012.

The Company recorded a provision for credit losses of $750,000 for the three months ended March 31, 2013.  This compares to $1.8 million recorded for the quarter ending March 31, 2012.

The following schedule provides an analysis of the allowance for loan losses for the quarters ended March 31, 2013 and 2012, respectively:

	Three months ended March 31,
(dollars in thousands)	2013	2012

Balance, beginning of period	$19,948	$18,540
Provision for credit losses	750	1,750
Charge-offs	(350)	(1,010)
Recoveries	195	24
Balance, end of period	$20,543	$19,304

The allowance for loan losses was $20.5 million, or 2.15% of total loans, at March 31, 2013, compared to $19.3 million, or 2.36% of total loans, at March 31, 2012. The increase in the allowance for loan losses from March 31, 2012 to March 31, 2013 was primarily attributable to the growth of the loan portfolio.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$7,582	0.8%	$6,394	0.7%
Real estate construction	721	0.1%	673	0.1%
Land loans	320	0.0%	333	0.0%
Real estate other	4,321	0.5%	5,178	0.6%
Factoring and asset based	4,731	0.5%	4,352	0.5%
SBA	2,743	0.3%	2,905	0.3%
Other	125	0.0%	113	0.0%
	$20,543	2.2%	$19,948	2.2%

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

At March 31, 2013, the Company’s land development portfolio was $10.4 million with just $1.1 million remaining exposure outside of the primary market area.  Furthermore, approximately 33% of the remaining loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at March 31, 2013 were $38.0 million, with 100% remaining on projects located inside the primary market area.  In addition, at that date $18.9 million, or 50.0%, were loans to finance commercial projects while none were to finance residential projects of five or more units.

At March 31, 2013 nonperforming assets of $9.6 million, or 0.71% of total assets, compared to $10.1 million, or 0.75% of total assets, on December 31, 2012.  The following summarizes nonperforming assets at March 31, 2013 and December 31, 2012.

	March 31,	December 31,
(dollars in thousands)	2013	2012

Loans accounted for on a non-accrual basis	$9,588	$9,967
Other loans with principal or interest contracturally past due 90 days or more and still accruing	—	—
Nonperforming loans	9,588	9,967
Other real estate owned	31	144
Nonperforming assets	$9,619	$10,111

Loans restructured and in compliance with modified terms	8,798	9,402

Nonperforming assets and restructured loans	$18,417	$19,513

The nonperforming assets at March 31, 2013 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $9.6 million, and other real estate owned valued at $31,000.  Nonperforming loans at March 31, 2013 were comprised of loans with legal contractual balances totaling approximately $15.5 million reduced by $1.6 million received in nonaccrual interest and impairment charges of $4.3 million which have been charged against the allowance for loan losses.   As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans as of March 31, 2013, and no impairment reserves were required to be included in the allowance for loan losses.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of March 31, 2013 (dollars in thousands).

(dollars in thousands)

March 31, 2013

Classification	Amount	Collateral

Real estate other	$5,688	Special purpose facility in Santa Cruz County
	5,688

SBA	840	Special purpose facility in Alameda County
SBA	343	Special purpose facilities in San Diego County
SBA	335	Mixed used building in Santa Clara County
SBA	221	Special purpose facilities in Orange County
SBA	90	Single family residences in Orange and LA Counties
SBA	57	Lot for single family homes in Contra Costa County
SBA	24	Commercial building in San Diego County
SBA	7	Light industrial warehouse space in Stanislaus County
SBA	6	Single family residence in Santa Clara County
	1,923

Factoring/asset based lending	1,518	Business assets
	1,518

Commercial	450	Business assets
	450

Land	9	Lot for commercial development in Calaveras County
	9

Total nonperforming loans	$9,588

Included in nonperforming loans at March 31, 2013 are loans totaling $6.1 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of March 31, 2013, previously modified loans totaling $8.8 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

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

Due to positive trends in overall loan classifications during 2012 and the first three months of 2013, reflecting the improving condition of the loan portfolio combined with new loan production, the Company has been able to modestly lower the level of reserves to 2.15% of total loans at March 31, 2013.  The coverage ratio, the ratio of allowance for loan losses to non-performing loans was 214.26% at March 31, 2013 compared to 217.12% at March 31, 2012.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analysis. The Company’s robust loan portfolio growth has been centered in commercial lending which is a core focus of the business. The Company invests in and maintains strong capabilities in underwriting, monitoring and risk identification. While the overall direction and level of risk in the loan portfolio has been strong and improving, experience indicates that commercial loan portfolios require a 2-3 year period of seasoning.  As the recent growth seasons, reserve levels have decreased modestly, however, management will continue to hold prudent levels of reserves.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$873	29.9%	$805	31.7%
International fee income	635	21.8%	717	28.2%
Net gain on sale of OREO	370	12.7%	—	0.0%
Warrant income	13	0.4%	23	0.9%
Gain on sale of SBA loans	400	13.7%	276	10.9%
SBA loan servicing income	112	3.8%	134	5.3%
Increase in value of life insurance	144	4.9%	97	3.8%
Net gain (loss) on sale of securities	—	0.0%	319	12.5%
Other operating income	371	12.7%	171	6.6%

	$2,918	100.0%	$2,542	100.0%

Non-interest income totaled $2.9 million in the first quarter of 2013, an increase of $376,000 or 14.8% from $2.5 million in the first quarter of 2012.  Non-interest income generally consists of service charge income on deposit accounts, warrant income, international fee income, SBA loan servicing income, and gains recognized on sales of SBA loans, OREO properties, and securities.  The increase in non-interest income during the quarter ending March 31, 2013 compared to the same period one year ago was primarily attributable to gains on the successful resolution of OREO and gains on sale of SBA loans. These increases were offset in part by decreases in gains on sale of securities.

For the quarter ended March 31, 2013 service charge income on deposit accounts was $873,000, representing an increase of $68,000, or 8.5%, compared to $805,000 for the same period one year ago.  The increase in depositor service charges is attributable to an increase in average deposits.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first quarter of 2013, the Company recognized $635,000 in international fee income, representing a decrease of $82,000, or 11.4%, compared to $717,000 for the same period one year ago. The decrease was primarily attributable to a competitive marketplace causing a compression in the exchange rate spread recognized by the Company.

During the current quarter, the Company recognized a gain of $370,000 as a result of the successful resolution of one “other real estate owned” property that was originated prior to the economic downturn. The Company did not recognize any real estate related gains during the first quarter of 2012.

During the first quarter of 2013, the Company recognized $13,000 in warrant income.  Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity.  The company recognized $23,000 in warrant income during the first quarter of 2012.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The company recognized $400,000 in gains on the sale of SBA loans sold during the three months ended March 31, 2013 compared to $276,000 in gains on the sale of SBA loans sold during the three months ended March 31, 2012 representing an increase of $124,000 or 44.9%. The increase in gains on sale of SBA loans is a direct result of an increase in SBA loans sold in the current period versus the same period last year.

The Company earns a servicing fee on all SBA loans sold.  During the quarter ended March 31, 2013, $112,000 in SBA loan servicing income was recognized compared to $134,000 for the same period one year earlier, reflecting a decrease of $22,000 or 16.4%.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$7,561	2.5%	$7,039	2.6%
Data processing	953	0.3%	817	0.3%
Occupancy	838	0.3%	801	0.3%
Marketing/Advertising	538	0.2%	568	0.2%
Legal and professional	397	0.1%	491	0.2%
Deposit services	271	0.1%	240	0.1%
Assessments	226	0.1%	248	0.1%
Loan/OREO	208	0.1%	190	0.1%
Furniture and equipment	143	0.0%	135	0.0%
Other	725	0.2%	548	0.2%

	$11,860	3.8%	$11,077	4.1%

Operating expenses were $11.9 million for the three months ended March 31, 2013, an increase of $781,000 or 7.1% from $11.1 million at March 31, 2012.   As a percentage of average earning assets, other expenses for the three months ended March 31, 2013 and 2012 were 3.8% and 4.1%, respectively, on an annualized basis.  Overall, trends in non-interest expenses continue to reflect a lower level of expenses related to problem asset valuation and resolution and higher expenses related to supporting growth and investments in new initiatives.

Salaries and benefits expense of $7.6 million for the quarter ended March 31, 2013, compared to $7.0 million for the quarter ended March 31, 2012.  The increase in salary and benefits expense compared to the first quarter of 2012 related to an increase in headcount to support growth and new initiatives and increased stock-based compensation due to long-term retention awards granted during the third quarter of 2012.  At March 31, 2013, the Company employed 218 full-time equivalents (FTE) compared to 200 FTE on the same date one year earlier.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the first quarter of 2013 was $953,000 which represented an increase of approximately $136,000 over $817,000 for the same period one year earlier.  The increase in data processing was primarily due to an increase in deposit transaction volumes.

Occupancy and equipment expense is comprised primarily of rent, leasehold improvements and depreciation expense for furniture, fixtures and equipment. For the current year, the Company recognized $1.0 million in occupancy and equipment expense compared to $936,000 for the same period in 2012.

Marketing expense of $538,000 for the period ended March 31, 2013 represented a decrease of $30,000 compared to $568,000 during the same period one year earlier.

Legal and professional charges were $397,000 for the quarter ended March 31, 2013 compared to $491,000 for the quarter ended March 31, 2012.  Lower legal and professional charges can be attributed to the decline in legal fees as a result of the decrease in nonperforming assets.

Regulatory assessments related to participation in the Transaction Guarantee Program as well as FDIC insurance pertaining to deposit balances, totaled $226,000 for the quarter ended March 31, 2013, compared to $248,000 for the quarter ended March 31, 2012.

OREO and loan related charges were $208,000 for the quarter ended March 31, 2013 compared to $190,000 for the quarter ended March 31, 2012.  The increase in OREO and loan related charges was primarily attributed to an increase in loan administration charges related to an increase in nonperforming loans.

Balance Sheet

Total assets of the Company at March 31, 2013 were $1.35 billion compared to $1.34 billion at December 31, 2012.  Loans increased to 74.2% of the earning asset mix from 70.4% at December 31, 2012 due to new loan generation being partially funded through the reduction of federal funds sold versus core deposits as a result of the seasonality of our business model.

Gross loan balances were $954.2 million at March 31, 2013, which represented an increase of $45.6 million, or 5.02%, as compared to $908.6 million at December 31, 2012. The increase in loans was broad-based throughout the portfolio, with the most significant growth reflected in the commercial, factoring and asset based lending and SBA portfolios.

The following table shows the Company’s loans by type and their percentage distribution as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
(dollars in thousands)	2013	2012

Commercial	$471,200	$436,293
Real estate construction	37,975	35,501
Land loans	10,353	8,973
Real estate other	136,244	139,931
Factoring and asset based lending	200,831	195,343
SBA	91,893	87,375
Other	5,667	5,163
Total gross loans	954,163	908,579
Unearned fee income	(3,701)	(3,056)
Total loans	950,462	905,523
Less allowance for credit losses	(20,543)	(19,948)
Total loans, net	$929,919	$885,575

Commercial	49.4%	48.0%
Real estate construction	4.0%	3.9%
Land loans	1.1%	1.0%
Real estate other	14.3%	15.4%
Factoring and asset based lending	21.0%	21.5%
SBA	9.6%	9.6%
Other	0.6%	0.6%
Total gross loans	100.0%	100.0%

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $471.2 million at March 31, 2013, which represented an increase of $34.9 million, or 8.0%, compared to $436.33 million at December 31, 2012.  At March 31, 2013, commercial loans comprised 49.4% of total loans outstanding compared to 48.0% at December 31, 2012.

Approximately half of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial development projects.  The Company’s land loan portfolio consists of land and land development loans related to future construction credits. The Company’s construction and land loan portfolio together totaled approximately $48.3 million as of March 31, 2013 compared to $44.5 million as of December 31, 2012, representing an increase of $3.9 million or 8.7%.  Construction and land loan balances at March 31, 2013 and December 31, 2012 comprised 5.1% and 4.9% of total loans, respectively.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans decreased $3.7 million or 2.6% to $136.2 million at March 31, 2013 from $139.9 million at December 31, 2012.  The decrease in other real estate loans was primarily in owner occupied real estate term loans.  Other real estate loans represented 14.3% of total loans at March 31, 2013 compared to 15.4% at December 31, 2012.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At March 31, 2013, factoring/asset-based loans totaled $200.8 million or 21.0% of total loans, representing an increase of $5.5 million or 2.8%, as compared to $195.3 million or 21.5% of total loans at December 31, 2012.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At March 31, 2013, SBA loans comprised $91.9 million, or 9.6%, of total loans, an increase of $4.5 million, or 5.2%, from $87.4 million or 9.6% of total loans at December 31, 2012. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At March 31, 2013 and December 31, 2012, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At March 31, 2013, other loans totaled $5.7 million as compared to $5.2 million at December 31, 2012.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of March 31, 2013 and December 31, 2012.

	March 31,		December 31,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$719,206	61.68%	$723,517	62.24%
Interest-bearing demand	8,671	0.74%	10,582	0.91%
Money market and savings	389,153	33.37%	380,949	32.77%
Certificates of deposit:
Less than $100	3,054	0.26%	3,167	0.27%
$100 and more	46,196	3.95%	44,333	3.81%

Total deposits	$1,166,280	100.00%	$1,162,548	100.00%

Deposits increased $3.7  million or 0.3% from $1.16 million at December 31, 2012 to $1.17 billion at March 31, 2013, primarily as a result of an increase in money market and savings accounts. There can be some expected erosion in deposits during the first quarter related to tax payments and bonus payments that occur among a number of the Company’s clients at this time of year. While there was some runoff in the first quarter of 2012, the deposits added through new customer acquisitions mostly offset this seasonality. As of March 31, 2013, demand deposits and core deposits represented 62.4% and 95.8% of total deposits, compared to 63.2% and 95.9% at December 31, 2012.

Leverage

Total gross loan balances at March 31, 2013 were $954.2 million.  The resulting loan to deposit ratio was 81.8%.  Other earning assets at March 31, 2013 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $331.4 million. To date, the Company has deployed other earning assets primarily in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet, and in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding.  When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

Capital Resources

The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks.  Additional capital requirements may be imposed on banks based on market risk.

The Company’s capital resources consist of shareholders’ equity, trust preferred securities and (for regulatory purposes) the allowance for loan losses (subject to limitations).  At March 31, 2013, the Company’s capital resources increased $5.5 million to $181.0 million from $175.5 million at December 31, 2012.  Tier 1 capital increased $5.0 million to $166.1 million at March 31, 2013.  The Company’s Tier 1 capital at March 31, 2013 was comprised of $108.4 million of capital stock and surplus, $40.7 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for loan losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of March 31, 2013, the Company’s and the Bank’s total risk-based capital ratios were 15.19% and 13.19%, respectively (15.23% for the Company and 13.08% for the Bank at December 31, 2012).

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

In addition the Company issued a warrant to purchase up to 396,412 shares of the Company’s common stock at a purchase price of $9.03 per share, subject to certain adjustment provisions such as stock splits, issuances of Common Stock at or below a specified price relative to the then current market price of the stock, and other provisions.  The Warrant would expire ten years from the issuance date.  The Warrant was exercisable in whole or in part at any time except that the Treasury could not exercise more than one-half of the shares underlying the Warrant prior to the earlier of December 31, 2012 or ii) the date on which the Company received gross proceeds of not less than $23,864,000 in one or more Qualified Equity Offerings.  In addition, the

Treasury agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

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

Regulatory Capital Ratios

The Company’s Tier 1 capital at March 31, 2013 was $166.1 million, which was comprised of $109.9 million of capital stock and surplus, $40.7 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million, offset by $1.4 million in disallowed deferred tax assets.

The following table shows the Company’s capital ratios at March 31, 2013 and December 31, 2012 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of March 31,		As of December 31,
	2013		2012
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$166,075	13.94%	$161,074	13.98%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$71,507	6.00%	$69,149	6.00%

Total Capital	$181,043	15.19%	$175,548	15.23%
(to Risk Weighted Assets)
Total capital minimum requirement	$119,179	10.00%	$115,248	10.00%

Company Leverage
Tier 1 Capital	$166,075	12.81%	$161,074	12.50%
(to Average Assets)
Tier 1 capital minimum requirement	$64,806	5.00%	$64,433	5.00%

Bank Capital Ratios
Tier 1 Capital	$142,298	11.94%	$136,227	11.82%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$71,507	6.00%	$69,142	6.00%

Total Capital	$157,265	13.19%	$150,700	13.08%
(to Risk Weighted Assets)
Total capital minimum requirement	$119,179	10.00%	$115,236	10.00%

Bank Leverage
Tier 1 Capital	$142,298	10.88%	$136,227	10.59%
(to Average Assets)
Tier 1 capital minimum requirement	$64,806	5.00%	$64,326	5.00%

The Company and the Bank were considered well capitalized at March 31, 2013 and December 31, 2012.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.   At March 31, 2013 and December 31, 2012, liquid assets as a percentage of deposits were 29.2% and 33.0%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $47.0 million in unsecured lines of credit available with correspondent banks to meet liquidity needs.  At March 31, 2013, there were no balances outstanding on these lines. Additionally, as of March 31, 2013, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $336.0 million for which the Company had collateral in place to borrow $228.0 million.  As of March 31, 2013, $12.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at March 31, 2013, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of March 31, 2013
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$42,030	$—	$—	$—	$—	$42,030
Interest bearing deposits in other banks	326	—	—	—	—	326
Investment securities	10,137	1,504	10,744	59,996	206,673	289,054
Loans	303,622	39,436	146,353	346,453	118,299	954,163
Total earning assets	$356,115	$40,940	$157,097	$406,449	$324,972	$1,285,573

Interest checking, money market and savings	397,824	—	—	—	—	397,824
Certificates of deposit:
Less than $100,000	1,671	644	582	157	—	3,054
$100,000 or more	14,848	5,175	4,694	21,479	—	46,196
Total interest-bearing liabilities	$414,343	$5,819	$5,276	$21,636	$—	$447,074

Interest rate gap	$(58,228)	$35,121	$151,821	$384,813	$324,972	$838,499
Cumulative interest rate gap	$(58,228)	$(23,107)	$128,714	$513,527	$838,499

Interest rate gap ratio	(0.16)	0.86	0.97	0.95	1.00
Cumulative interest rate gap ratio	(0.16)	(0.06)	0.23	0.53	0.65

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at March 31, 2013 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at March 31, 2013 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at March 31, 2013 and December 31, 2012. At March 31, 2013, approximately 82.2% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of March 31, 2013
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$471,200	$190,139	$259,212	$21,849
Real estate construction	37,975	18,865	5,145	13,964
Real estate land	10,353	6,061	4,292	—
Real estate other	136,244	23,620	51,791	60,833
Factoring and asset based lending	200,831	151,688	49,143	—
SBA	91,893	1,460	1,448	88,985
Other	5,667	5,381	287	—
Total loans	$954,163	$397,214	$371,318	$185,631

	As of December 31, 2012
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$436,293	$199,822	$215,759	$20,712
Real estate construction	35,501	15,272	4,247	15,982
Real estate land	8,973	4,584	4,389	—
Real estate other	139,931	24,316	48,250	67,365
Factoring and asset based lending	195,343	145,003	50,340	—
SBA	87,375	1,885	1,562	83,928
Other	5,163	4,881	282	—
Total loans	$908,579	$395,763	$324,829	$187,987

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of March 31, 2013 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $25.1 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of March 31, 2013
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$2,900	$870	$1,566	$464	$—

Operating leases	6,819	2,327	3,289	1,203	—

Total	$9,719	$3,197	$4,855	$1,667	$—

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2013, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

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

BRIDGE CAPITAL HOLDINGS

Dated: May 3, 2013	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2013	By:	/s/ Thomas A. Sa

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

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 3, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (ii)  the Consolidated Statement of Income for the three month month periods ended March 31, 2013 and 2012, (iii) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.