Form 10-Q
period 2013-06-30
Bridge Capital Holdings
filed 2013-08-09
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of Common Stock outstanding as of July 31, 2013:  15,734,460

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$25,387	$17,251
Federal funds sold	142,310	113,790
Total cash and equivalents	167,697	131,041

Interest bearing deposits in other banks	326	335
Investment securities:
Available for sale	244,013	251,967
Held to maturity	14,077	15,237
Total investment securities	258,090	267,204
Loans, net of allowance for credit losses of $20,470 at June 30, 2013 and $19,948 at December 31, 2012	975,050	885,575
Premises and equipment, net	1,977	2,042
Other real estate owned	31	144
Accrued interest receivable	3,981	3,469
Other assets	56,170	53,775
Total assets	$1,463,322	$1,343,585

LIABILITIES
Deposits:
Demand noninterest-bearing	$789,382	$723,517
Demand interest-bearing	9,761	10,582
Money market and savings	426,539	380,949
Time	50,932	47,500
Total deposits	1,276,614	1,162,548

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	10	11
Other liabilities	15,208	16,752
Total liabilities	1,309,359	1,196,838

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, no par value; 30,000,000 shares authorized; 15,734,460 shares issued and outstanding at June 30, 2013; 15,738,423 shares issued and outstanding at December 31, 2012;	110,883	108,963
Retained earnings	42,499	37,235
Accumulated other comprehensive income	581	549
Total shareholders’ equity	153,963	146,747
Total liabilities and shareholders’ equity	$1,463,322	$1,343,585

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
INTEREST INCOME:
Loans	$15,926	$13,365	$30,397	$26,934
Federal funds sold	69	31	112	78
Investment securities	1,221	1,694	2,855	3,403
Total interest income	17,216	15,090	33,364	30,415

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	—	1	1
Money market and savings	301	205	574	406
Certificates of deposit	65	27	129	58
Other	272	317	540	563
Total interest expense	639	549	1,244	1,028

Net interest income	16,577	14,541	32,120	29,387
Provision for credit losses	5,300	500	6,050	2,250
Net interest income after provision for credit losses	11,277	14,041	26,070	27,137

NON-INTEREST INCOME:
Service charges on deposit accounts	920	834	1,793	1,639
International fee income	672	659	1,307	1,376
Gain on sale of SBA loans	1,278	358	1,678	634
Gain on sale of securities	804	4	804	323
Other non interest income	1,082	1,117	2,093	1,543
Total non-interest income	4,756	2,972	7,675	5,515

OPERATING EXPENSES:
Salaries and benefits	8,155	7,390	15,715	14,429
Premises and fixed assets	997	987	1,979	1,923
Other operating expenses	3,736	2,981	7,052	6,084
Total operating expenses	12,888	11,358	24,746	22,436

Income before income taxes	3,145	5,655	8,998	10,216
Income taxes	1,302	2,346	3,734	4,200
Net income	$1,843	$3,309	$5,264	$6,016

Basic income per share	$0.13	$0.23	$0.37	$0.42
Diluted income per share	$0.12	$0.22	$0.35	$0.40
Average common shares outstanding	14,427,497	14,383,214	14,419,229	14,373,377
Average common and equivalent shares outstanding	15,113,187	14,935,752	15,090,598	14,861,575

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

NET INCOME	$1,843	$3,309	$5,264	$6,016

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains on securities available-for-sale	172	281	440	1,161
Reclassification adjustment for realized (gains) on securities (1)	(804)	(4)	(804)	(323)
Unrealized gains on supplemental executive retirement plan	12	16	25	32
Unrealized gains on cash flow hedges	218	38	386	131
Other comprehensive income (loss), before income taxes	$(402)	$331	$47	$1,001
Income tax (expense) benefit	167	(129)	(15)	(408)
Other comprehensive income (loss), net of tax	$(235)	$202	$32	$593

COMPREHENSIVE INCOME	$1,608	$3,511	$5,296	$6,609

(1) Amounts are included in net gains on sale of securities on the Consolidated Statement of Operations in total non-interest income.  Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2013 and 2012 was $334,000 and $2,000, respectively.  Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2013 and 2012 was $334,000 and $133,000.

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six months ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,264	$6,016
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	6,050	2,250
Depreciation and amortization	585	574
Write down of other real estate owned	10	36
Gain on sale of loans	(1,678)	(634)
(Gain) loss on sale of other real estate owned	(470)	16
Deferred income tax (credit)	19	(408)
Stock based compensation	1,651	832
Loans originated for sale	(28,340)	(24,860)
Proceeds from loan sales	31,052	15,345
Gain on sale of securities	(804)	(323)
Increase in accrued interest receivable and other assets	(2,907)	(594)
Decrease in accrued interest payable and other liabilities	(1,134)	(170)
Net cash provided by (used in) operating activities	9,298	(1,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(58,520)	(34,075)
Proceeds from sale of securities available for sale	27,728	22,743
Proceeds from maturity of securities available for sale	40,346	27,794
Proceeds from the sale of other real estate owned	573	982
Net increase in loans	(96,559)	(79,678)
Net decrease in interest bearing deposits in other banks	9	—
Purchase of fixed assets	(520)	(442)
Net cash used in investing activities	(86,943)	(62,676)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	114,066	(13,121)
Increase in other borrowings	—	10,000
Common stock issued	236	189
Net cash provided by (used in) financing activities	114,302	(2,932)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	36,656	(67,528)
Cash and equivalents at beginning of period	131,041	123,825
Cash and equivalents at end of period	$167,697	$56,297

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$1,262	$474
Cash paid for income taxes	$7,600	$2,505

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$—	$33

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters and six months ended June 30, 2013 and 2012, respectively, are not necessarily indicative of full year results.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2013-02, Other Comprehensive Income — Clarifying Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements became effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $778,000

($481,000 net of tax) and $1.7 million ($1.0 million, net of tax) of stock-based compensation expense during the three and six months ended June 30, 2013, and recorded $454,000 ($291,000 net of tax) and $832,000 ($541,000 net of tax) of stock-based compensation expense during the three and six months ended June 30, 2012, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2013 and December 31, 2012.   As of June 30, 2013, $9.5 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.5 years.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive income totaling $581,000, net of tax, as of June 30, 2013 and a cumulative other comprehensive income totaling $549,000, net of tax, as of December 31, 2012.

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

Securities

The Company classifies its investment securities into two categories, available for sale or held to maturity, at the time of purchase.  Securities available for sale are reported at fair value with net unrealized holding gains or losses, net of tax, recorded as a separate component of shareholders’ equity.  Securities held to maturity are measured at amortized cost based on the Company’s positive intent and ability to hold the securities to maturity.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.   Dividend and interest income is recognized when earned.  Gains and losses on sales of securities are computed on a specific identification basis.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: OTTI related to credit loss, which must be recognized in the income statement and; OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of OTTI is recognized through earnings.

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

The allowance consists of specific and general reserves.  Specific reserves primarily relate to loans that are individually classified as impaired, but may also relate to loans that in management’s opinion exhibit negative credit characteristics or trends suggesting potential future loss exposure greater than historical loss experience would suggest. It is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans when management believes the uncollectibility of the loan is confirmed, therefore specific reserves are uncommon.  A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are generally considered troubled debt restructurings and classified as impaired.

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

	Three months ended		Six months ended
(dollars in thousands,	June 30,		June 30,
except per share amounts)	2013	2012	2013	2012

Net income	$1,843	$3,309	$5,264	$6,016

Weighted average shares:
Basic common shares	14,427,497	14,383,214	14,419,229	14,373,377
Diluted potential common shares related to stock options and restricted stock	685,690	552,538	671,369	488,198
Total average common equivalent shares	15,113,187	14,935,752	15,090,598	14,861,575

Basic earnings per share	$0.13	$0.23	$0.37	$0.42
Diluted earnings per share	$0.12	$0.22	$0.35	$0.40

There were 215,529 options to acquire common stock (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for both the three and six months ended June 30, 2013, because to do so would have been anti-dilutive.

3.             Securities

As of June 30, 2013 and December 31, 2012, the Company had securities available for sale of $244.0 million and $252.0 million, respectively, and securities held to maturity of $14.1 million and $15.2 million, respectively. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and approximate fair values of securities as of June 30, 2013 and December 31, 2012 are as follows:

	As of June 30, 2013
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$8,862	$49	$(112)	$8,799
Mortgage backed securities	206,708	3,109	(387)	209,430
Corporate bonds	23,431	107	(121)	23,417
Municipal bonds	2,436	—	(69)	2,367

Total securities available for sale	$241,437	$3,265	$(689)	$244,013

Securities held to maturity
Debt securities:
Mortgage backed securities	$14,077	$239	$—	$14,316

Total securities held to maturity	$14,077	$239	$—	$14,316

Total investment securities	$255,514	$3,504	$(689)	$258,329

	As of December 31, 2012
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$12,976	$141	$(5)	$13,112
Mortgage backed securities	208,058	3,136	(274)	210,919
Corporate bonds	25,559	127	(12)	25,674
Municipal bonds	2,436	—	(174)	2,262

Total securities available for sale	$249,029	$3,404	$(465)	$251,967

Securities held to maturity
Debt securities:
Mortgage backed securities	$15,237	$369	$—	$15,606

Total securities held to maturity	$15,237	$369	$—	$15,606

Total investment securities	$264,266	$3,773	$(465)	$267,573

The scheduled maturities of investment securities at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$11,038	$11,429
Due after one year through five years	49,272	50,459
Due after five years through ten years	62,891	63,490
Due after ten years	118,236	118,635
Total securities available for sale	241,437	244,013

Due in one year or less	$—	$—
Due after one year through five years	7,224	7,314
Due after five years through ten years	—	—
Due after ten years	6,853	7,002
Total securities held to maturity	14,077	14,316

Total investment securities	$255,514	$258,329

	December 31, 2012
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$17,100	$17,604
Due after one year through five years	50,109	51,757
Due after five years through ten years	70,662	71,307
Due after ten years	111,158	111,299
Total securities available for sale	249,029	251,967

Due in one year or less	$—	$—
Due after one year through five years	7,395	7,478
Due after five years through ten years	—	—
Due after ten years	7,842	8,128
Total securities held to maturity	15,237	15,606

Total investment securities	$264,266	$267,573

As of June 30, 2013 and December 31, 2012, no investment securities were pledged as collateral.   As of June 30, 2013, $426,000 in unrealized losses was attributable to eighteen securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2012, $332,000 in unrealized losses was attributable to fourteen securities that had been in an unrealized loss position for less than 12 months.  Because the Bank had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, $264,000 in unrealized losses was attributable to twelve securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2012, $133,000 in unrealized losses was attributable to twelve securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of June 30, 2013 and December 31, 2012, were caused by market interest rate increases subsequent to the purchase of the securities or price fluctuations driven by volatility of the housing market conditions.  Because the Bank had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of June 30, 2013 and December 31, 2012, respectively.

4.             Loans

The balances in the various loan categories are as follows as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(dollars in thousands)	2013	2012

Commercial	$514,363	$436,293
Real estate construction	47,410	35,501
Land loans	12,696	8,973
Real estate other	142,139	139,931
Factoring and asset based	184,289	195,343
SBA	93,839	87,375
Other	5,086	5,163
Total gross loans	999,822	908,579
Unearned fee income	(4,302)	(3,056)
Total loan portfolio	995,520	905,523
Less allowance for credit losses	(20,470)	(19,948)
Loans, net	$975,050	$885,575

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of June 30, 2013 and December 31, 2012.

	June 30, 2013
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$492,305	$14,733	$7,130	$195	$514,363
Real estate construction	47,410	—	—	—	47,410
Land loans	12,675	—	14	7	12,696
Real estate other	112,830	—	18,919	10,390	142,139
Factoring and asset based	169,089	4,587	6,929	3,684	184,289
SBA	87,169	488	4,298	1,884	93,839
Other	5,086	—	—	—	5,086
Total gross loans	$926,564	$19,808	$37,290	$16,160	$999,822

	As of December 31, 2012
		Special		Substandard
	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$429,754	$4,877	$986	$676	$436,293
Real estate construction	35,501	—	—	—	35,501
Land loans	8,722	—	240	11	8,973
Real estate other	106,519	1,410	26,219	5,783	139,931
Factoring and asset based	192,798	803	292	1,450	195,343
SBA	77,028	437	7,863	2,047	87,375
Other	5,163	—	—	—	5,163
Total gross loans	$855,485	$7,527	$35,600	$9,967	$908,579

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

The following table summarizes the payment status of the loan portfolio as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$512,888	$1,280	$—	$—	$195	$514,363
Real estate construction	47,410	—	—	—	—	47,410
Land loans	12,675	—	14	—	7	12,696
Real estate other	131,749	—	—	—	10,390	142,139
Factoring and asset based	180,605	—	—	—	3,684	184,289
SBA	91,847	108	—	—	1,884	93,839
Other	4,924	161	1	—	—	5,086
Total gross loans	$982,098	$1,549	$15	$—	$16,160	$999,822

	As of December 31, 2012
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$435,543	$74	$—	$—	$676	$436,293
Real estate construction	35,501	—	—	—	—	35,501
Land loans	8,962	—	—	—	11	8,973
Real estate other	134,148	—	—	—	5,783	139,931
Factoring and asset based	193,893	—	—	—	1,450	195,343
SBA	85,328	—	—	—	2,047	87,375
Other	5,119	42	2	—	—	5,163
Total gross loans	$898,494	$116	$2	$—	$9,967	$908,579

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

As of June 30, 2013, the Company had twenty-four loans totaling $13.8 million classified as troubled debt restructurings.  The twenty-four loans were comprised of two commercial loans, nineteen other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.4% of total gross loans as of June 30, 2013. As of December 31, 2012, the Company had twenty-five loans totaling $15.9 million classified as troubled debt restructurings.  The twenty-five loans were comprised of two commercial loans, twenty-three other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.8% of total gross loans as of December 31, 2012.

As of June 30, 2013 the Company did not have any commitments to lend additional funds for loans classified as troubled debt restructurings. At December 31, 2012, the Company had commitments of $111,000, to lend additional funds for other real estate loans classified as troubled debt restructurings.

During the three months ended June 30, 2013, there were no additional loans modified and designated as troubled debt restructurings.  During the three months ended June 30, 2012, the Company modified $1.4 million in loans designated as troubled debt restructurings.  This included $873,000 in other real estate loans and $510,000 in commercial loans. The modification of the terms of such loans included extended amortization periods or extended maturity dates. Based on the impairment evaluation of these individual credits, it was deemed that the existing allocated reserves were sufficient for the three month period ended June 30, 2012.

During the six months ended June 30, 2013, there were no additional loans modified and designated as troubled debt restructurings.  During the six months ended June 30, 2012, the Company modified $3.7 million in loans designated as troubled debt restructurings. This included $2.3 in factor loans, $873,000 in other real estate loans, $753,000 in commercial loans, and $38,000 in SBA loans. The modification of the terms of such loans included extended amortization periods or extended maturity dates. Based on the impairment evaluation of these individual credits, a charge-off of $750,000 was deemed necessary during the six month period ended June 30, 2012.

A loan is considered to be in payment default when it is 90 says contractually past due under the modified terms.  There were no loans modified within the last twelve months that defaulted during the three months ended June 30, 2013.

The following table summarizes the loans categorized as troubled debt restructurings at June 30, 2013 and December 30, 2012.  The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of June 30, 2013
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$2,598	$194	$2,598	$194
Real estate construction	—	—	—	—	—	—
Land loans	—	—			—	—
Real estate other	6,443	5,217	10,329	7,902	16,772	13,119
Factoring and asset based	—	—	—	—	—	—
SBA	480	491	—	—	480	491
Other	—	—	—	—	—	—
Total gross loans	$6,923	$5,708	$12,927	$8,096	$19,850	$13,804

	As of December 31, 2012
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$2,598	$676	$2,598	$676
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	10,291	8,902	7,711	5,783	18,002	14,685
Factoring and asset based	—	—	—	—	—	—
SBA	480	500	—	—	480	500
Other	—	—	—	—	—	—
Total gross loans	$10,771	$9,402	$10,309	$6,459	$21,080	$15,861

Loans are designated as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of June 30, 2013 and December 31, 2012 loans designated as impaired consisted of nonaccrual loans and troubled debt restructurings.

The following table summarizes the loans categorized as impaired at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
(dollars in thousands)	2013	2012

Nonaccrual loans (1)	$16,160	$9,967
Trouble debt restructurings - performing	5,708	9,402
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$21,868	$19,369

(1)  Nonaccrual loans include troubled debt restructurings of $8.1 million and $6.5 million at June 30, 2013 and December 31, 2012, respectively.

Impaired loans at June 30, 2013 were comprised of loans with legal contractual balances totaling approximately $29.2 million reduced by approximately $1.8 million received in non-accrual interest and impairment charges of $5.5 million which have been charged against the allowance for loan losses.

Impaired loans at December 31, 2012 were comprised of loans with legal contractual balances totaling approximately $24.9 million reduced by $1.4 million received in non-accrual interest and impairment charges of $4.1 million which have been charged against the allowance for loan losses.

The following summarizes the breakdown of impaired loans by category as of June 30, 2013 and December 31, 2012:

	As of June, 2013		As of December 31, 2012
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$1,576	$195	$2,007	$676
Real estate construction	—	—	—	—
Land loans	35	7	37	11
Real estate other	17,835	15,607	16,491	14,685
Factoring and asset based	6,411	3,684	2,965	1,450
SBA	3,310	2,375	3,427	2,547
Other	—	—	—	—
Total gross loans	$29,167	$21,868	$24,927	$19,369

Consistent with the Bank’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Bank did not record income from the receipt of cash payments related to nonaccrual loans during the three and six months ended June 30, 2013 and 2012.  Interest income recognized on impaired loans represents interest the Bank recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$322	$27	$1,070	$21
Real estate construction	—	—	1,940	29
Land loans	8	—	265	—
Real estate other	14,799	129	13,750	120
Factoring and asset based	2,601	103	529	—
SBA	2,397	33	2,098	14
Other	—	—	—	—
Total gross loans	$20,127	$292	$19,651	$184

	Six months ended June 30,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$436	$78	$1,540	$27
Real estate construction	—	—	1,935	59
Land loans	9	1	387	—
Real estate other	15,147	224	13,848	213
Factoring and asset based	2,567	151	1,104	—
SBA	2,461	64	2,688	29
Other	—	—	—	—
Total gross loans	$20,619	$518	$21,500	$328

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The entire allowance is available for any loan that, in management’s judgment should be charged-off.

The allowance consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired or are otherwise exhibiting negative credit characteristics suggesting potential loss exposure greater than historical loss experience would suggest.  Specific reserves are calculated by evaluating the present value of expected future cash flows pertaining to the loan, the fair value of the collateral supporting the loan, less selling costs, or the loan’s observable market price.  It is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans when management believes the uncollectibility of the loan is confirmed; Therefore, as seen in the table below, there are typically only a small number of individual loans for which a specific reserve exists.  General reserves are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; loan charge-off trends; changes in economic conditions, changes in business conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

The allowance for loan losses totaled $20.5 million and $19.9 million as of June 30, 2013 and December 31, 2012, respectively.  The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of June 30, 2013 and December 31,  2012.

	As of June 30, 2013
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$195	$—	$514,168	$8,094	$514,363	$8,094
Real estate construction	—	—	47,410	683	47,410	683
Land loans	7	—	12,689	330	12,696	330
Real estate other	15,607	842	126,532	2,723	142,139	3,565
Factoring and asset based	3,684	—	180,605	5,435	184,289	5,435
SBA	2,375	—	91,464	2,247	93,839	2,247
Other	—	—	5,086	116	5,086	116
Total	$21,868	$842	$977,954	$19,628	$999,822	$20,470

	As of December 31, 2012
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$676	$—	$435,617	$6,394	$436,293	$6,394
Real estate construction	—	—	35,501	673	35,501	673
Land loans	11	—	8,962	333	8,973	333
Real estate other	14,685	1,408	125,246	3,770	139,931	5,178
Factoring and asset based	1,450	—	193,893	4,352	195,343	4,352
SBA	2,547	—	84,828	2,905	87,375	2,905
Other	—	—	5,163	113	5,163	113
Total	$19,369	$1,408	$889,210	$18,540	$908,579	$19,948

The following table summarizes the activity in the allowance for loan losses for the quarters and six months ended June 30, 2013 and 2012.

	Three months ended June 30, 2013
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of March 31, 2013	$7,582	$721	$320	$4,321	$4,731	$2,743	$125	$20,543
Provision charged to expense	4,785	(40)	8	(526)	1,579	(497)	(9)	5,300
Charge-offs	4,294	—	—	230	875	—	—	5,399
Recoveries	21	2	2	—	—	—	—	25
As of June 30, 2013	$8,094	$683	$330	$3,565	$5,435	$2,247	$116	$20,470

	Three months ended June 30, 2012
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of March 31, 2012	$5,922	$1,587	$508	$6,162	$2,735	$2,300	$90	$19,304
Provision charged to expense	(235)	(576)	(48)	54	569	714	22	499
Charge-offs	238	—	—	—	—	315	—	553
Recoveries	190	5	2	—	—	93	—	290
As of June 30, 2012	$5,639	$1,016	$462	$6,216	$3,304	$2,793	$112	$19,541

	Six months ended June 30, 2013
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2012	$6,394	$673	$333	$5,178	$4,352	$2,905	$113	$19,948
Provision charged to expense	5,779	6	(6)	(1,383)	2,308	(657)	3	6,050
Charge-offs	4,294	—	—	230	1,225	—	—	5,749
Recoveries	215	4	3	—	—	(1)	—	221
As of June 30, 2013	$8,094	$683	$330	$3,565	$5,435	$2,247	$116	$20,470

	Six months ended June 30, 2012
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2011	$5,545	$1,220	$613	$6,111	$2,381	$2,567	$103	$18,540
Provision charged to expense	197	(211)	(157)	105	1,673	635	9	2,250
Charge-offs	311	—	—	—	750	502	—	1,563
Recoveries	208	7	6	—	—	93	—	314
As of June 30, 2012	$5,639	$1,016	$462	$6,216	$3,304	$2,793	$112	$19,541

5.                                  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at June 30, 2013 and December 31, 2012 were comprised of the following:

	June 30, 2013
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$6,202	$(5,075)	$1,127
Furniture and fixtures	1,126	(1,040)	86
Capitalized software	4,033	(3,668)	365
Equipment	2,987	(2,588)	399
Total premises and equipment	$14,348	$(12,371)	$1,977

	December 31, 2012
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,885	$(4,776)	$1,109
Furniture and fixtures	1,078	(1,028)	50
Capitalized software	4,011	(3,512)	499
Equipment	2,854	(2,470)	384
Total premises and equipment	$13,828	$(11,786)	$2,042

Depreciation and amortization amounted to $292,000 and $287,000 for the three months ended June 30, 2013 and June 30, 2012, respectively, and $585,000 and $574,000 for the six months ended June 30, 2013 and June 30, 2012, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

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

Other Borrowings

There were no other borrowings at June 30, 2013 and at December 31, 2012.

As of June 30, 2013, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $337.0 million for which the Company had collateral in place to borrow $86.0 million.  As of June 30, 2013, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Bank also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At June 30, 2013, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and six month periods ended June 30, 2013 and 2012 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Expected life	75 months	75 months	75 months	75 months

Stock volatility	35.00%	40.00%	35.00%	40.00%

Risk free interest rate	0.96%	1.12%	0.97%	1.20%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$5.11	$5.75	$5.15	$4.94

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2013
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale
Agency securities	$8,799	$8,799	$—	$—
MBS securities	209,430	—	209,430	—
Corporate bonds	23,417	—	23,417	—
Municipal bonds	2,367	—	2,367	—
Cash flow hedge	(1,397)	—	(1,397)	—
Warrant portfolio	403	—	—	403

Total	$243,019	$8,799	$233,817	$403

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3

Securities available for sale
Agency securities	$13,112	$13,112	$—	$—
MBS securities	210,919		210,919
Corporate bonds	25,674		25,674
Municipal bonds	2,262		2,262
Cash flow hedge	(1,784)	—	(1,784)	—
Warrant portfolio	418	—	—	418

Total	$250,601	$13,112	$237,071	$418

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter and six months ended June 30, 2013.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012 included OREO of $31,000 and $144,000, respectively.  The fair value of OREO was determined using Level 2 assumptions.  There were no charge-offs for the current quarter compared to $30,000 for the quarter ended June 30, 2012, and $10,000 for the six months ended June 30, 2013 compared to $39,000 for the same period in 2012, as a result of declines in the OREO property values.  The assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012 also included impaired loans of $21.9 million and $19.4 million, respectively.  The Company charged-off $5.4 million and $553,000 during the quarters ended June 30, 2013 and June 30, 2012, respectively, and $5.7 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively, as a result of impaired loans. The fair value of impaired loans was determined using Level 3 assumptions. In determining the net realizable value of the underlying collateral for impaired loans, the Company primarily relied on third party appraisals which were then discounted from 15% to 25% (with additional discounts depending on the age of the appraisal) to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure.  In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$25,387	$25,387	$17,251	$17,251
Federal funds sold	142,310	142,310	113,790	113,790
Interest bearing deposits in other banks	326	326	335	335
Investments securities	258,090	258,329	267,204	267,573
Loans and leases, net of unearned fees	995,520	994,172	905,523	906,228
Bank owned life insurance	16,242	16,242	15,954	15,954

Financial liabilities:
Deposits	1,276,614	1,274,220	1,162,548	1,158,518
Trust preferred securities	17,527	15,761	17,527	17,588
Cash flow hedge	1,397	1,397	1,784	1,784

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at June 30, 2013 and December 31, 2012:

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

Bank Owned Life Insurance

Cash surrender values are provided by the carrier on a periodic basis and approximate the fair value of the life insurance policies.  These values are considered within Level 3 of the valuation hierarchy.

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

Cash Flow Hedge

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs — model-derived credit spreads.  The level in the fair value hierarchy within which the fair value measurement in their entirety fall shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Because the inputs used to measure the fair value of the Company’s derivatives fall into different levels of the fair value hierarchy, as of June 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuations adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of June 30, 2013 and December 31, 2012.  The Company did not have any derivative instruments that were assets as of June 30, 2013 and December 31, 2012.

		Fair Value
Derivatives Designated as	Balance Sheet	June 30,	December 31,
Hedging Instruments	Location	2013	2012

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	$1,397	$1,784

Total hedged derivatives		$1,397	$1,784

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of June 30, 2013, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three and six months ended June 30, 2013 and 2012.

During the three and six months ended June 30, 2013 and 2012, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended June 30, 2013 and June 30, 2012, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $39,000 and $(131,000), respectively.  During the six months ended June 30, 2013 and June 30, 2012, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $33,000 and $(205,000), respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that ($701,000) will be reclassified into net interest income as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three months ended June 30, 2013 and 2012.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three and six months ended June 30, 2013 and 2012, respectively, and as such there were no amounts included in derivative income or expense during these periods.

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012

Net interest income	$(178)	$(170)	$(353)	$(336)
Non-interest income	—	—	—	—

Total derivative income	$(178)	$(170)	$(353)	$(336)

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

As of June 30, 2013 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.5 million.  As of June 30, 2013, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2013, it would have been required to settle its obligations under the agreements at the termination value.

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

Critical Accounting Policies

The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates and assumptions on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no significant changes during the three and six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2012 Form 10-K.

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and six months ended June 30, 2013 and 2012 (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Statement of Operations Data:
Interest income	$17,216	$15,090	$33,364	$30,415
Interest expense	639	549	1,244	1,028
Net interest income	16,577	14,541	32,120	29,387
Provision for credit losses	5,300	500	6,050	2,250
Net interest income after provision for credit losses	11,277	14,041	26,070	27,137
Other income	4,756	2,972	7,675	5,515
Other expenses	12,888	11,358	24,746	22,436
Income before income taxes	3,145	5,655	8,998	10,216
Income taxes	1,302	2,346	3,734	4,200
Net income	$1,843	$3,309	$5,264	$6,016

Per Share Data:
Basic earnings per share	$0.13	$0.23	$0.37	$0.42
Diluted earnings per share	0.12	0.22	0.35	0.40
Shareholders’ equity per share	9.79	8.99

Balance Sheet Data:
Balance sheet totals:
Assets	$1,463,322	$1,165,209
Loans, net	975,050	828,240
Deposits	1,276,614	985,554
Shareholders’ equity	153,963	137,110

Average balance sheet amounts:
Assets	$1,428,971	$1,162,472	$1,370,395	$1,158,933
Loans, net	960,675	765,604	916,199	776,147
Deposits	1,238,810	961,857	1,182,373	970,645
Shareholders’ equity	154,254	135,677	151,836	134,156

Selected Ratios:
Return on average assets	0.52%	1.14%	0.77%	1.04%
Return on average equity	4.79%	9.81%	6.99%	9.02%
Efficiency ratio	60.41%	64.85%	62.18%	64.28%
Risk based capital ratio	14.80%	15.80%
Net chargeoffs (recoveries) to average gross loans	0.55%	0.03%	0.59%	0.16%
Allowance for loan losses to total loans	2.05%	2.30%
Average equity to average assets	10.79%	11.67%	11.08%	11.58%

Summary of Financial Results — Quarter ended June 30, 2013

The Company reported net operating income of $1.8 million for the three months ended June 30, 2013 representing a decrease of $1.5 million, or 44.3%, compared to net operating income of $3.3 million for the same period one year ago. The Company reported earnings per diluted share of $0.12 for the current quarter compared to $0.22 per diluted share for the same quarter in 2012.

The table below highlights the changes in the nature and sources of income and expense.

	Three months ended
	June 30,		Increase
(dollars in thousands)	2013	2012	(Decrease)

Interest income	$17,216	$15,090	$2,126
Interest expense	639	549	90

Net interest income	16,577	14,541	2,036
Provision for credit losses	5,300	500	4,800
Net interest income after provision for credit losses	11,277	14,041	(2,764)

Other income	4,756	2,972	1,784
Other expenses	12,888	11,358	1,530
Income before income taxes	3,145	5,655	(2,510)

Income taxes	1,302	2,346	(1,044)
Net income	$1,843	$3,309	$(1,466)

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended June 30, 2013 was $16.6 million, which was comprised of $17.2 million in interest income and $639,000 in interest expense. Net interest income for the quarter ended June 30, 2012 was $14.5 million, which was comprised of $15.1 million in interest income and $549,000 in interest expense.  Net interest income for the quarter ended June 30, 2013 represented an increase of $2.0 million or 14.0% from the same period one year earlier. The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets as a result of loan growth.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended June 30, 2013 average earning assets of $1.36 billion represented an increase of $257.9 million, or 23.3%, compared to $1.11 billion for the same period in 2012.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 79.43% during the quarter ended June 30, 2013, which represented a decrease compared to an average of 85.03% for the same quarter of 2012 as a result of higher deposit funding relative to loan growth.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended June 30, 2013 was 4.87% compared to 5.28% in the same period one year earlier.  The decrease in net interest margin was primarily due to a less favorable mix of earning assets and decreased leverage, partially offset by increased recurring loan fees. The impact on the net interest margin from increased loan fees for the three months ended June 30, 2013 compared to the same period last year was 18 basis points.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended June 30, 2013 and 2012.

	Three months ended June 30,
	2013			2012
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$984,030	6.49%	$15,926	$817,834	6.57%	$13,365
Federal funds sold	117,134	0.24%	69	52,761	0.24%	31
Investment securities	263,395	1.86%	1,221	236,052	2.89%	1,694
Other	313	0.00%	—	319	0.00%	—
Total interest earning assets	1,364,872	5.06%	17,216	1,106,966	5.48%	15,090

Noninterest-earning assets:
Cash and due from banks	25,831			21,359
All other assets (3)	38,268			34,147
TOTAL	$1,428,971			$1,162,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$11,191	0.04%	1	$5,652	0.00%	$—
Savings	429,403	0.28%	301	284,297	0.29%	205
Time	49,423	0.53%	65	31,006	0.35%	27
Other	20,824	5.24%	272	51,043	2.50%	317
Total interest bearing liabilities	510,841	0.50%	639	371,998	0.59%	549

Noninterest-bearing liabilities:
Demand deposits	748,794			640,902
Accrued expenses and other liabilities	15,082			13,895
Shareholders’ equity	154,254			135,677
TOTAL	$1,428,971			$1,162,472

Net interest income and margin		4.87%	$16,577		5.28%	$14,541

(1)         Loan fee amortization of $2.7 million and $1.7 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for loan losses of $19.3 million and $19.3 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2013 and 2012.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended June 30,
	2013 vs. 2012
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$2,727	$(165)	$2,561
Federal funds sold	38	(0)	38
Investment securities	132	(604)	(473)
Total interest income	2,896	(770)	2,126

Interest expense:
Demand	0	1	1
Savings	103	(6)	96
Time	24	14	38
Other	(394)	349	(45)
Total interest expense	(266)	357	90

Change in net interest income	$3,163	$(1,127)	$2,036

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

Interest Income

Interest income of $17.2 million in the quarter ended June 30, 2013 represented an increase of $2.1 million, or 14.1%, from $15.1 million in the same quarter one year earlier.  The average yield on earning assets was 5.06% for the quarter ended June 30, 2013 compared to 5.48% for the quarter ended June 30, 2012.  The decrease in the average yield on interest earning assets was primarily due to a less favorable mix of earning assets and a lower yield on investments, partially offset by increased recurring loan fees.

Average gross loans were $984.0 million for three months ended June 30, 2013, an increase of $166.2 million or 20.3% from $817.8 million for the same period one year earlier.  Average loans comprised 72.1% of average earning assets in the three months ended June 30, 2013 compared to 73.9% in the second quarter of 2012.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $380.8 million for the quarter ended June 30, 2013, an increase of $91.7 million or 31.7% from $289.1 million for the three months ended June 30, 2012.

Interest Expense

Interest expense was $639,000 for the quarter ended June 30, 2013, which represented an increase of $90,000, or 16.4% from $549,000 for the comparable period of 2012.  The increase in interest expense was primarily due to an increase in average interest bearing deposit accounts.  Average interest-bearing liabilities were $510.8 million for the three months ended June 30, 2013, an increase of $138.8 million, or 37.3%, from $372.0 million for the same period one year earlier.

Average interest bearing deposits were $490.0 million for the quarter ended June 30, 2013, which represented 39.6% of total average deposits and was an increase of $169.1 million, or 52.7%, from $321.0 million representing 33.4% of total average deposits in the second quarter of 2012.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $20.8 million in the three months ended June 30, 2013 and $51.0 million for the comparable period of 2012.

The average rate paid on interest-bearing liabilities was 0.50% and 0.59% in the quarters ended June 30, 2013 and 2012, respectively.

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

The Company charged-off $5.4 million during the three months ended June 30, 2013 compared to $553,000 during the three months ended June 30, 2012. Loan recoveries of $26,000 were recognized during the second quarter of 2013 compared to $290,000 for the three months ended June 30, 2012.

The following schedule provides an analysis of the allowance for loan losses for the quarters ended June 30, 2013 and 2012, respectively:

	Three months ended
	June 30,
(dollars in thousands)	2013	2012

Balance, beginning of period	$20,543	$19,304
Provision for credit losses	5,300	500
Charge-offs	(5,399)	(553)
Recoveries	26	290
Balance, end of period	$20,470	$19,541

The allowance for loan losses was $20.5 million, or 2.05% of total loans, at June 30, 2013, compared to $19.5 million, or 2.30% of total loans, at June 30, 2012. The increase in the allowance for loan losses from June 30, 2012 to June 30, 2013 was primarily attributable to the growth of the loan portfolio.

The Company recorded a provision for credit losses of $5.3 million for the three months ended June 30, 2013.  This compares to $500,000 recorded for the quarter ending June 30, 2012. The increase in the provision for loan losses was primarily related to the charge-off of one asset-based commercial line of credit and the strong growth in the loan portfolio.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$8,094	0.8%	$6,394	0.7%
Real estate construction	683	0.1%	673	0.1%
Land loans	330	0.0%	333	0.0%
Real estate other	3,565	0.4%	5,178	0.6%
Factoring and asset based	5,435	0.6%	4,352	0.5%
SBA	2,247	0.2%	2,905	0.3%
Other	116	0.0%	113	0.0%
	$20,470	2.1%	$19,948	2.2%

At June 30, 2013 nonperforming assets of $16.2 million, or 1.11% of total assets, compared to $10.1 million, or 0.75% of total assets, on December 31, 2012.  The increase in nonperforming assets in the second quarter of 2013 was primarily due to the addition of one commercial real estate credit and one asset-based lending credit.  Additionally, one real estate secured relationship was downgraded from a performing troubled debt restructuring to a nonperforming loan. The following summarizes nonperforming assets at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
(dollars in thousands)	2013	2012

Loans accounted for on a non-accrual basis	$16,160	$9,967
Other loans with principal or interest contractually past due 90 days or more and still accruing	—	—
Nonperforming loans	16,160	9,967
Other real estate owned	31	144
Nonperforming assets	$16,191	$10,111

Loans restructured and in compliance with modified terms	5,708	9,402

Nonperforming assets and restructured loans	$21,899	$19,513

The nonperforming assets at June 30, 2013 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $16.2 million, and other real estate owned valued at $31,000.  Nonperforming loans at June 30, 2013 were comprised of loans with legal contractual balances totaling approximately $23.5 million reduced by $1.8 million received in nonaccrual interest and impairment charges of $5.5 million which have been charged against the allowance for loan losses.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of June 30, 2013 (dollars in thousands).

June 30, 2013

Classification	Amount	Collateral

Real estate other	$5,361	Special purpose facility in Santa Cruz County
Real estate other	2,540	Single family residences in Sacramento County
Real estate other	2,489	Retail center in Sacramento County
	10,390

Factoring/asset based lending	3,684	Business assets
	3,684

SBA	833	Special purpose facility in Alameda County
SBA	334	Special purpose facilities in San Diego County
SBA	327	Mixed used building in Santa Clara County
SBA	216	Special purpose facilities in Orange County
SBA	83	Single family residences in Orange and LA Counties
SBA	56	Lot for single family homes in Contra Costa County
SBA	23	Commercial building in San Diego County
SBA	6	Light industrial warehouse space in Stanislaus County
SBA	6	Single family residence in Santa Clara County
	1,884

Commercial	195	Business assets
	195

Land	7	Lot for commercial development in Calaveras County
	7

Total nonperforming loans	$16,160

Included in nonperforming loans at June 30, 2013 are loans totaling $8.1 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of June 30, 2013, previously modified loans totaling $5.7 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis. During the current quarter, one previously modified credit relationship, representing $2.5 million in other real estate loans was downgraded from performing to non-performing.

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

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Gain on sale of SBA loans	1,278	26.9%	358	12.0%
Depositor service charges	$920	19.3%	$834	28.1%
Net gain on sale of securities	804	16.9%	4	0.1%
International fee income	672	14.1%	659	22.2%
Warrant income	229	4.8%	675	22.7%
Increase in value of life insurance	144	3.0%	97	3.3%
SBA loan servicing income	128	2.7%	130	4.4%
Net gain (loss) on sale of OREO	100	2.1%	(16)	-0.5%
Other operating income	481	10.1%	231	7.7%

	$4,756	100.0%	$2,972	100.0%

Non-interest income totaled $4.8 million in the second quarter of 2013, an increase of $1.8 million or 60.0% from $3.0 million in the second quarter of 2012.  Non-interest income generally consists of service charge income on deposit accounts, warrant income, international fee income, SBA loan servicing income and gains recognized on sales of SBA loans, OREO properties, and securities.  The increase in non-interest income during the quarter ending June 30, 2013 compared to the same period one year ago was primarily attributable to gains from the sale of SBA loans and securities. These increases were offset in part by a decrease in warrant income.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The company recognized $1.3 million in gains on the sale of SBA loans sold during the three months ended June 30, 2013 compared to $358,000 in gains on the sale of SBA loans sold during the three months ended June 30, 2012 representing an increase of $920,000 or 257.0%. The increase in gains on sale of SBA loans was a direct result of an increase in SBA loans sold in the current period versus the same period last year.  During the quarter ended June 30, 2013, the Company’s SBA group funded $21.1 million in new loans and sold $23.2 million, which included $8.4 million in loans funded in the previous year.  This compares to $10.2 million funded and $9.6 million sold in the period ended June 30, 2012, which included $6.6 million in loans funded in the previous year.

For the quarter ended June 30, 2013 service charge income on deposit accounts was $920,000, representing an increase of $86,000, or 10.3%, compared to $834,000 for the same period one year ago.  The increase in depositor service charges was attributable to an increase in average deposits.

The Company recognized a net gain on the sale of securities of $804,000 during the three months ended June 30, 2013, representing an increase of $800,000 compared to $4,000 for the same period one year ago, as a result of the Company selling some longer duration securities to limit extension risk.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the second quarter of 2013, the Company recognized $672,000 in international fee income, representing a modest increase of $13,000, or 2.0%, compared to $659,000 for the same period one year ago.

During the second quarter of 2013, the Company recognized $229,000 in warrant income.  Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity.  The company recognized $675,000 in warrant income during the second quarter of 2012.

During the current quarter, the Company recognized a gain of $100,000 as a result of the successful resolution of one “other real estate owned” property resolved in a prior period. The Company recognized $16,000 in real estate related losses during the second quarter of 2012.

During the current year, the Company implemented a Visa card program which contributed $226,000 in non-interest income during the three months ended June 30, 2013.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the three months ended June 30, 2013 and 2012.

	Three months ended June 30,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$8,155	2.4%	$7,390	2.7%
Data processing	939	0.3%	768	0.3%
Occupancy	855	0.3%	848	0.3%
Marketing/Advertising	658	0.2%	617	0.2%
Legal and professional	534	0.2%	68	0.0%
Loan/OREO	352	0.1%	233	0.1%
Assessments	294	0.1%	176	0.1%
Deposit services	250	0.1%	259	0.1%
Furniture and equipment	142	0.0%	139	0.1%
Other	709	0.2%	860	0.3%

	$12,888	3.8%	$11,358	4.1%

Operating expenses were $12.9 million for the three months ended June 30, 2013, an increase of $1.5 million or 13.4% from $11.4 million at June 30, 2012.   As a percentage of average earning assets, other expenses for the three months ended June 30, 2013 and 2012 were 3.8% and 4.1%, respectively, on an annualized basis.  Overall, trends in non-interest expenses continue to reflect higher expenses related to investments in new initiatives and personnel to support future growth.

Salaries and benefits expense of $8.2 million for the quarter ended June 30, 2013, compared to $7.4 million for the quarter ended June 30, 2012.  The increase in salary and benefits expense compared to the second quarter of 2012 was primarily related to an increase in headcount to support growth and new initiatives, combined with annual salary increases necessary to remain competitive in the Company’s core markets, and increased stock-based compensation due to long-term retention awards.  At June 30, 2013, the Company employed 220 full-time equivalents (FTE) compared to 200 FTE on the same date one year earlier.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the second quarter of 2013 was $939,000 which represented an increase of approximately $171,000 over $768,000 for the same period one year earlier.  The increase in data processing was primarily due to an increase in deposit transaction volumes.

Occupancy and equipment expense is comprised primarily of rent, leasehold improvements and depreciation expense for furniture, fixtures and equipment. For the current year, the Company recognized $855,000 in occupancy and equipment expense compared to $848,000 for the same period in 2012.

Marketing expense of $658,000 for the period ended June 30, 2013 represented an increase of $41,000 compared to $617,000 during the same period one year earlier.

Legal and professional charges were $534,000 for the quarter ended June 30, 2013 compared to $68,000 for the quarter ended June 30, 2012.  Higher legal and professional charges was attributed to an increase in legal fees as a result of an increase in nonperforming loans.

Regulatory assessments related to participation in the Transaction Guarantee Program as well as FDIC insurance pertaining to deposit balances, totaled $294,000 for the quarter ended June 30, 2013, compared to $176,000 for the quarter ended June 30, 2012.

OREO and loan related charges were $352,000 for the quarter ended June 30, 2013 compared to $233,000 for the quarter ended June 30, 2012.  The increase in OREO and loan related charges was primarily attributed to an increase in nonperforming assets.

Summary of Financial Results — Six months ended June 30, 2013

The Company reported net operating income of $5.3 million for the six months ended June 30, 2013 representing a decrease of $751,000, or 11.7%, compared to net operating income of $6.0 million for the same period one year ago. The company reported earnings per diluted share of $0.35 for the six months ended June 30, 2013 and $0.40 for the six months ended June 30, 2012.

The table below highlights the changes in the nature and sources of income and expense.

	Six months ended
	June 30,		Increase
(dollars in thousands)	2013	2012	(Decrease)

Interest income	$33,364	$30,415	$2,949
Interest expense	1,244	1,028	216

Net interest income	32,120	29,387	2,733
Provision for credit losses	6,050	2,250	3,800
Net interest income after provision for credit losses	26,070	27,137	(1,067)

Other income	7,675	5,515	2,160
Other expenses	24,746	22,436	2,310
Income before income taxes	8,998	10,216	(1,217)

Income taxes	3,734	4,200	(466)
Net income	$5,264	$6,016	$(751)

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

Net interest income for the six months ended June 30, 2013 was $32.1 million, which was comprised of $33.4 million in interest income and $1.2 million in interest expense. Net interest income for the six months ended June 30, 2012 was $29.4 million, which was comprised of $30.4 million in interest income and $1.0 million in interest expense.  Net interest income for the six months ended June 30, 2013 represented an increase of $2.7 million or 9.3% from the same period one year earlier.  The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets as a result of loan growth and excess liquidity generated from deposit growth.

The composition of the average balance sheet impacts growth in net interest income.  For the six months ended June 30, 2013 average earning assets of $1.31 billion represented an increase of $204.5 million, or 18.5%, compared to $1.10 billion for the same period in 2012.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 79.46% during the six months ended June 30, 2013, which represented a decrease compared to an average of 82.20% for the same period in 2012 as a result of higher deposit funding relative to loan growth.

The Company’s net interest margin (net interest income divided by average earning assets) for the six months ended June 30, 2013 was 4.95% compared to 5.36% in the same period one year earlier.  The decrease in net interest margin from prior year was primarily due to a less favorable mix in average earning assets and decreased leverage.  The positive impact on the net interest margin from increased loan fees for the six months ended June 30, 2013 compared to the same period one year ago was 1 basis point.  The negative impact of reversed or foregone interest due to nonperforming assets was 8 basis points for the six months ended June 30, 2013 and the same period one year earlier.

The following table details the average balances, interest income and expense and the effective yields/rates for earning assets and interest-bearing liabilities for the six months ended June 30, 2013 and 2012.

	Six months ended June 30,
	2013			2012
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$939,547	6.52%	$30,397	$797,889	6.79%	$26,934
Federal funds sold	95,595	0.24%	112	67,018	0.23%	78
Investment securities	271,874	2.12%	2,855	237,587	2.88%	3,403
Other	321	0.00%	—	326	0.00%	—
Total interest earning assets	1,307,337	5.15%	33,364	1,102,820	5.55%	30,415

Noninterest-earning assets:
Cash and due from banks	25,229			21,821
All other assets (3)	37,829			34,292
TOTAL	$1,370,395			$1,158,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$10,351	0.02%	1	$5,234	0.04%	$1
Savings	395,228	0.29%	574	296,866	0.28%	406
Time	48,523	0.54%	129	32,075	0.36%	58
Other	20,621	5.28%	540	39,670	2.85%	563
Total interest bearing liabilities	474,723	0.53%	1,244	373,845	0.55%	1,028

Noninterest-bearing liabilities:
Demand deposits	728,271			636,471
Accrued expenses and other liabilities	15,565			14,461
Shareholders’ equity	151,836			134,156
TOTAL	$1,370,395			$1,158,933

Net interest income and margin		4.95%	$32,120		5.36%	$29,387

(1)         Loan fee amortization of $4.8 million and $4.1 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for credit losses of $19.6 million and $18.9 million, respectively.

The following table shows the effect of the interest differential of volume and rate changes for the six months ended June 30, 2013 and 2012.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Six months ended June 30,
	2013 vs. 2012
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$4,508	$(1,045)	$3,463
Federal funds sold	33	1	34
Investment securities	351	(899)	(548)
Other	—	—	—
Total interest income	4,893	(1,943)	2,949

Interest expense:
Demand	0	(0)	0
Savings	142	26	168
Time	44	27	71
Other	(501)	477	(23)
Total interest expense	(315)	531	216

Change in net interest income	$5,207	$(2,474)	$2,733

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

Interest Income

Interest income of $33.4 million for the six months ended June 30, 2013 represented an increase of $2.9 million, or 9.7%, from $30.4 million in the same period one year earlier.  The average yield on earning assets was 5.15% for the six months ended June 30, 2013 and 5.55% for the six months ended June 30, 2012.  The increase in interest income was primarily due to an increase in average earning assets as a result of loan growth, offset in part by a lower yield on investment securities.

Average gross loans were $939.5 million for six months ended June 30, 2013, an increase of $141.7 million or 17.8% from $797.9 million for the same period one year earlier.  Average loans comprised 71.9% of average earning assets in the six months ended June 30, 2013 compared to 72.3% in the first six months of 2012.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $367.8 million for the six months ended June 30, 2013, an increase of $62.9 million or 20.6% from $304.9 million for the six months ended June 30, 2012.

Interest Expense

Interest expense was $1.2 million for the six months ended June 30, 2013, which represented an increase of $216,000, or 21.0% from $1.0 million for the comparable period of 2012.  The increase in interest expense primarily reflects an increase in interest bearing liabilities in the first six months of 2013 compared to the same period in 2012.  Average interest-bearing liabilities were $474.7 million for the six months ended June 30, 2013, an increase of $100.9 million or 27.0%, from $373.8 million for the same period one year earlier.

Average interest bearing deposits were $454.1 million for the six months ended June 30, 2013, which represented 38.4% of total average deposits and was an increase of $119.9 million, or 35.9%, from $334.2 million representing 34.4% of total average deposits in the first six months of 2012.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $20.6 million and $39.7 million in the six months ended June 30, 2013 and 2012, respectively.

The average rate paid on interest-bearing liabilities of 0.53% in the six months ended June 30, 2013 compared to 0.55% in the six months ended June 30, 2012.

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

The Company charged-off balances totaling $5.7 million during the six months ended June 30, 2013 which compared to $1.6 million charged-off during the same period of 2012.  During the six months ended June 30, 2013, the Company recognized $221,000 in loan recoveries.  The recoveries recognized during the first six months of 2012 compared to $314,000 in loan recoveries for the same period one year ago.

The Company provided $6.1 million to the allowance for credit losses for the six months ended June 30, 2013, compared to $2.3 million for the same period in 2012. The increase in provision for credit losses was primarily related to the charge-off of one asset-based commercial line of credit and the strong growth of the loan portfolio.

The following schedule provides an analysis of the allowance for credit losses for the six months ended June 30, 2013 and 2012, respectively:

	Six months ended
	June 30,
(dollars in thousands)	2013	2012
Balance, beginning of period	$19,948	$18,540
Provision for credit losses	6,050	2,250
Charge-offs	(5,749)	(1,563)
Recoveries	221	314
Balance, end of period	$20,470	$19,541

See “Summary of Financial Results — Quarter ended June 30, 2013 — Provision for Credit Losses” for a discussion of the allowance for credit losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$1,793	23.4%	$1,639	29.7%
Gain on sale of SBA loans	1,678	21.9%	634	11.5%
International fee income	1,307	17.0%	1,376	25.0%
Net gain (loss) on sale of securities	804	10.5%	323	5.9%
Net gain on sale of OREO	470	6.1%	(16)	-0.3%
Increase in value of life insurance	288	3.8%	194	3.5%
Warrant income	242	3.2%	697	12.6%
SBA loan servicing income	240	3.1%	265	4.8%
Other operating income	853	11.1%	403	7.5%

	$7,675	100.0%	$5,515	100.0%

Non-interest income totaled $7.7 million in the first six months of 2013, an increase of $2.2 million or 39.2% from $5.5 million in the first six months of 2012.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, SBA loan servicing income, and gains recognized on sales of SBA loans, OREO properties, and securities.  The increase in non-interest income during the six months ending June 30, 2013 compared to the same period one year ago was primarily attributable to gains from the sale of SBA loans, OREO and securities. These increases were partially offset by a decrease in warrant income.

For the six months ended June 30, 2013 service charge income on deposit accounts was $1.8 million, representing an increase of $154,000, or 9.4%, compared to $1.6 million for the same period one year ago.  The increase in depositor service charges is attributable to an increase in the deposit portfolio.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  There was $1.7 million in gains recognized on sales of SBA loans during the six months ended June 30, 2013 compared to $634,000 for the same period one year earlier. The increase in gains on sale of SBA loans is a direct result of an increase in SBA loans sold in the current period versus the same period last year.  During the six months ended June 30, 2013, the Company’s SBA group funded $28.3 million in new loans and sold $29.4 million, which included $13.1 million in loans funded in the previous year.  This compares to $24.9 million funded and $14.7 million sold in the period ended June 30, 2012, which included $8.0 million in loans funded in the previous year.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first six months of 2013, the Company recognized $1.3 million in international fee income, representing a slight decrease of $69,000, or 5.0%, compared to $1.4 million for the same period one year ago. The decrease was primarily attributable to a competitive marketplace causing a compression in the exchange rate spread recognized by the Company.

The Company recognized a net gain on the sale of securities of $804,000 during the six months ended June 30, 2013, representing an increase of $481,000, or 148.9% compared to $323,000 for the same period one year ago, as a result of the Company selling some longer duration securities to limit extension risk.

During the current year, the Company recognized a gain of $470,000 as a result of the successful resolution of one “other real estate owned” property that was originated prior to the economic downturn.  The Company recognized a loss of $16,000 in real estate sold for the same period last year.

Warrant income for the first six months of 2013 was $242,000.  This compared to $697,000 for the same period in 2012 representing a decrease of $456,000 or 65.3%.  Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity. During the first six months of 2012, the Company redeemed several warrants.

The Company earns a servicing fee on all SBA loans sold.  During the quarter ended June 30, 2013, $240,000 in SBA loan servicing income was recognized compared to $265,000 for the same period one year earlier, reflecting a decrease of $25,000 or 9.1%.

During the current year, the Company implemented a Visa card program which contributed $400,000 in non-interest income to the six month period ended June 30, 2013.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following table for the six months ended June 30, 2013 and 2012.

	Six months ended June 30,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$15,715	2.4%	$14,429	2.6%
Data processing	1,892	0.3%	1,585	0.3%
Occupancy	1,693	0.3%	1,649	0.3%
Marketing/Advertising	1,196	0.2%	1,186	0.2%
Legal and professional	931	0.1%	558	0.1%
Loan/OREO	560	0.1%	423	0.1%
Deposit services	521	0.1%	500	0.1%
Assessments	520	0.1%	425	0.1%
Furniture and equipment	285	0.0%	274	0.0%
Other	1,433	0.2%	1,407	0.3%

	$24,746	3.8%	$22,436	4.1%

Operating expenses were $24.7 million for the six months ended June 30, 2013, an increase of $2.3 million or 10.3% from $22.4 million at June 30, 2012.   As a percentage of average earning assets, other expenses for the six months ended June 30, 2013 and 2012 were 3.8% and 4.1%, respectively, on an annualized basis.

In 2013, operating expenses were comprised primarily of salaries and benefits of $15.7 million, which compared to $14.4 million in 2012.  At June 30, 2013, the Company employed 220 full-time equivalents (FTE) compared to 200 FTE on the same date one year earlier. Salaries and benefits expense for the first six months of 2013 were higher than the same period one year earlier primarily due to an increase in headcount to support growth and new initiatives, combined with annual salary increases necessary to remain competitive in the Company’s core markets and increased stock-based compensation due to long term retention awards.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the six months ended June 30, 2013 was $1.9 million which represented an increase of approximately $307,000 over $1.6 million for the same period one year earlier.  The increase in data processing was primarily due to an increase in deposit transaction volumes.

Marketing expense of $1.2 for the first six months of 2013 represented a slight increase of $10,000 compared to the same period one year earlier.  The increase in marketing expense reflects enhanced marketing efforts in order to support growth and new initiatives.

Legal and professional charges were $931,000 for the six months ended June 30, 2013 compared to $558,000 for the six months ended June 30, 2012.  The increase in legal and professional charges was primarily attributed to an increase in nonperforming loans.

Regulatory assessments related to participation in the Transaction Guarantee Program as well as FDIC insurance pertaining to deposit balances, totaled $520,000 for the six months ended June 30, 2013, compared to $425,000 for the for the same period in 2013.

OREO and loan related charges were $560,000 for the six months ended June 30, 2013 compared to $423,000 for the six months ended June 30, 2012.  The increase in OREO and loan related charges was primarily attributed to an increase in nonperforming assets.

Balance Sheet

Total assets of the Company at June 30, 2013 were $1.46 billion compared to $1.34 billion at December 31, 2012. The increase was driven by an increase in deposit production which was primarily used to fund loan growth.  Loans increased slightly to 71.4% of the earning asset mix from 70.4% at December 31, 2012.

Gross loan balances were $999.8 million at June 30, 2013, which represented an increase of $91.2 million, or 10.0%, as compared to $908.6 million at December 31, 2012. The increase in loans was broad-based throughout the portfolio with the most significant growth reflected in the commercial lending portfolio.

The following table shows the Company’s loans by type and their percentage distribution as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
(dollars in thousands)	2013	2012

Commercial	$514,363	$436,293
Real estate construction	47,410	35,501
Land loans	12,696	8,973
Real estate other	142,139	139,931
Factoring and asset based lending	184,289	195,343
SBA	93,839	87,375
Other	5,086	5,163
Total gross loans	999,822	908,579
Unearned fee income	(4,302)	(3,056)
Total loans	995,520	905,523
Less allowance for credit losses	(20,470)	(19,948)
Total loans, net	$975,050	$885,575

Commercial	51.4%	48.0%
Real estate construction	4.7%	3.9%
Land loans	1.3%	1.0%
Real estate other	14.2%	15.4%
Factoring and asset based lending	18.4%	21.5%
SBA	9.4%	9.6%
Other	0.5%	0.6%
Total gross loans	100.0%	100.0%

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $514.4 million at June 30, 2013, which represented an increase of $78.1 million, or 17.9%, compared to $436.33 million at December 31, 2012.  At June 30, 2013, commercial loans comprised 51.4% of total loans outstanding compared to 48.0% at December 31, 2012.

Approximately half of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial development projects.  The Company’s land loan portfolio consists of land and land development loans related to future construction credits. The Company’s construction and land loan portfolio together totaled approximately $60.1 million as of June 30, 2013 compared to $44.5 million as of December 31, 2012, representing an increase of $15.6 million or 35.1%.  Construction and land loan balances at June 30, 2013 and December 31, 2012 comprised 6.0% and 4.9% of total loans, respectively.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans increased $2.2 million or 1.6% to $142.1 million at June 30, 2013 from $139.9 million at December 31, 2012.  The increase in other real estate loans was primarily in owner occupied real estate term loans.  Other real estate loans represented 14.2% of total loans at June 30, 2013 compared to 15.4% at December 31, 2012.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At June 30, 2013, factoring/asset-based loans totaled $184.3 million or 18.4% of total loans, representing a decrease of $11.1 million or 5.7%, as compared to $195.3 million or 21.5% of total loans at December 31, 2012.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At June 30, 2013, SBA loans comprised $93.8 million, or 9.4%, of total loans, an increase of $6.5 million, or 7.4%, from $87.4 million or 9.6% of total loans at December 31, 2012. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At June 30, 2013 and December 31, 2012, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At June 30, 2013, other loans totaled $5.1 million as compared to $5.2 million at December 31, 2012.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of June 30, 2013 and December 31, 2012.

	June 30,		December 31,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$789,382	61.84%	$723,517	62.24%
Interest-bearing demand	9,761	0.76%	10,582	0.91%
Money market and savings	426,539	33.41%	380,949	32.77%
Certificates of deposit:
Less than $100	3,081	0.24%	3,167	0.27%
$100 and more	47,851	3.74%	44,333	3.81%

Total deposits	$1,276,614	100.00%	$1,162,548	100.00%

Deposits increased $114.1  million or 9.8% from $1.16 million at December 31, 2012 to $1.28 billion at June 30, 2013, primarily as a result of an increase in non-interest bearing demand and money market and savings accounts. As of June 30, 2013, demand deposits and core deposits represented 62.6% and 96.01% of total deposits, compared to 63.2% and 95.9% at December 31, 2012.

Leverage

Total gross loan balances at June 30, 2013 were $999.8 million.  The resulting loan to deposit ratio was 78.3%.  Other earning assets at June 30, 2013 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $400.7 million. To date, the Company has deployed other earning assets primarily in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet, and in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding.  When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

Capital Resources

The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks.  Additional capital requirements may be imposed on banks based on market risk.

The Company’s capital resources consist of shareholders’ equity, trust preferred securities and (for regulatory purposes) the allowance for loan losses (subject to limitations).  At June 30, 2013, the Company’s capital resources increased $8.9 million to $184.4 million from $175.5 million at December 31, 2012.  Tier 1 capital increased $6.0 million to $167.1 million at June 30, 2013.  The Company’s Tier 1 capital at June 30, 2013 was comprised of $110.9 million of capital stock and surplus, $42.5 million in retained earnings and trust preferred securities up to the allowable limit of $15.3 million, offset by $1.6 million in disallowed deferred tax assets.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for loan losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of June 30, 2013, the Company’s and the Bank’s total risk-based capital ratios were 14.80% and 12.90%, respectively (15.23% for the Company and 13.08% for the Bank at December 31, 2012).

Regulatory Capital Ratios

The following table shows the Company’s capital ratios at June 30, 2013 and December 31, 2012 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of June 30,		As of December 31,
	2013		2012
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$167,086	13.41%	$161,074	13.98%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$74,763	6.00%	$69,149	6.00%

Total Capital	$184,422	14.80%	$175,548	15.23%
(to Risk Weighted Assets)
Total capital minimum requirement	$124,606	10.00%	$115,248	10.00%

Company Leverage
Tier 1 Capital	$167,086	11.71%	$161,074	12.50%
(to Average Assets)
Tier 1 capital minimum requirement	$71,369	5.00%	$64,433	5.00%

Bank Capital Ratios
Tier 1 Capital	$145,134	11.64%	$136,227	11.82%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$74,785	6.00%	$69,142	6.00%

Total Capital	$160,774	12.90%	$150,700	13.08%
(to Risk Weighted Assets)
Total capital minimum requirement	$124,642	10.00%	$115,236	10.00%

Bank Leverage
Tier 1 Capital	$145,134	10.18%	$136,227	10.59%
(to Average Assets)
Tier 1 capital minimum requirement	$71,291	5.00%	$64,326	5.00%

The Company and the Bank were considered well capitalized at June 30, 2013 and December 31, 2012.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.  At June 30, 2013 and December 31, 2012, liquid assets as a percentage of deposits were 32.3% and 33.0%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $47.0 million in unsecured lines of credit available with correspondent banks to meet liquidity needs.  At June 30, 2013, there were no balances outstanding on these lines. Additionally, as of June 30, 2013, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $337.0 million for which the Company had collateral in place to borrow $86.0 million.  As of June 30, 2013, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at June 30, 2013, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of June 30, 2013
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$142,310	$—	$—	$—	$—	$142,310
Interest bearing deposits in other banks	326	—	—	—	—	326
Investment securities	137	3,819	7,474	57,683	188,977	258,090
Loans	293,258	78,996	103,886	398,828	124,854	999,822
Total earning assets	$436,031	$82,815	$111,360	$456,511	$313,831	$1,400,548

Interest checking, money market and savings	436,300	—	—	—	—	436,300
Certificates of deposit:
Less than $100,000	1,364	903	657	157	—	3,081
$100,000 or more	13,454	7,777	11,976	14,644	—	47,851
Total interest-bearing liabilities	$451,118	$8,680	$12,633	$14,801	$—	$487,232

Interest rate gap	$(15,087)	$74,135	$98,727	$441,710	$313,831	$913,316
Cumulative interest rate gap	$(15,087)	$59,048	$157,776	$599,485	$913,316

Interest rate gap ratio	(0.03)	0.90	0.89	0.97	1.00
Cumulative interest rate gap ratio	(0.03)	0.11	0.25	0.55	0.65

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at June 30, 2013 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at June 30, 2013 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at June 30, 2013 and December 31, 2012. At June 30, 2013, approximately 82.2% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of June 30, 2013
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$514,363	$210,509	$280,087	$23,767
Real estate construction	47,410	22,878	6,552	17,981
Real estate land	12,696	10,184	2,512	—
Real estate other	142,139	20,299	57,117	64,723
Factoring and asset based lending	184,289	111,514	72,775	—
SBA	93,839	2,259	1,708	89,872
Other	5,086	5,078	7	—
Total loans	$999,822	$382,721	$420,758	$196,343

	As of December 31, 2012
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$436,293	$199,822	$215,759	$20,712
Real estate construction	35,501	15,272	4,247	15,982
Real estate land	8,973	4,584	4,389	—
Real estate other	139,931	24,316	48,250	67,365
Factoring and asset based lending	195,343	145,003	50,340	—
SBA	87,375	1,885	1,562	83,928
Other	5,163	4,881	282	—
Total loans	$908,579	$395,763	$324,829	$187,987

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of June 30, 2013 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $21.5 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of June 30, 2013
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$2,726	$696	$1,740	$290	$—

Operating leases	7,079	2,115	3,872	1,092	—

Total	$9,805	$2,811	$5,612	$1,382	$—

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2013, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BRIDGE CAPITAL HOLDINGS

Dated: August 9, 2013	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ Thomas A. Sa

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

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 9, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2013 and December 31, 2012, (ii)  the Consolidated Statement of Income for the three and six month periods ended June 30, 2013 and 2012, (iii) the Consolidated Statement of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the six month periods ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.