Form 10-Q
period 2013-09-30
Bridge Capital Holdings
filed 2013-11-08
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of Common Stock outstanding as of October 30, 2013:  15,763,593

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$31,439	$17,251
Federal funds sold	116,640	113,790
Total cash and equivalents	148,079	131,041

Interest bearing deposits in other banks	326	335
Investment securities:
Available for sale	267,792	251,967
Held to maturity	13,949	15,237
Total investment securities	281,741	267,204
Loans, net of allowance for credit losses of $20,969 at September 30, 2013 and $19,948 at December 31, 2012	988,547	885,575
Premises and equipment, net	1,856	2,042
Other real estate owned	31	144
Accrued interest receivable	4,088	3,469
Other assets	49,326	53,775
Total assets	$1,473,994	$1,343,585

LIABILITIES
Deposits:
Demand noninterest-bearing	$819,784	$723,517
Demand interest-bearing	9,213	10,582
Money market and savings	403,916	380,949
Time	48,909	47,500
Total deposits	1,281,822	1,162,548

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	10	11
Other liabilities	17,907	16,752
Total liabilities	1,317,266	1,196,838

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, no par value; 30,000,000 shares authorized; 15,763,343 shares issued and outstanding at September 30, 2013; 15,738,423 shares issued and outstanding at December 31, 2012;	112,120	108,963
Retained earnings	46,926	37,235
Accumulated other comprehensive income (loss)	(2,318)	549
Total shareholders’ equity	156,728	146,747
Total liabilities and shareholders’ equity	$1,473,994	$1,343,585

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Loans	$16,906	$14,467	$47,303	$41,400
Federal funds sold	103	59	215	137
Investment securities	1,410	1,444	4,265	4,847
Interest bearing deposits in other banks	—	—	1	1
Total interest income	18,419	15,970	51,784	46,385

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	—	2	1
Money market and savings	301	237	875	643
Certificates of deposit	67	63	196	121
Other	267	273	807	836
Total interest expense	636	573	1,880	1,601

Net interest income	17,783	15,397	49,904	44,784
Provision for credit losses	—	200	6,050	2,450
Net interest income after provision for credit losses	17,783	15,197	43,854	42,334

NON-INTEREST INCOME:
Service charges on deposit accounts	926	888	2,720	2,527
International fee income	632	627	1,940	2,003
Gain on sale of SBA loans	253	227	1,931	861
Gain on sale of securities	—	—	804	323
Other non interest income	899	2,043	2,990	3,586
Total non-interest income	2,710	3,785	10,385	9,300

OPERATING EXPENSES:
Salaries and benefits	8,393	7,579	24,108	22,009
Premises and fixed assets	1,051	1,043	3,030	2,965
Other operating expenses	3,708	2,962	10,761	9,046
Total operating expenses	13,152	11,584	37,899	34,020

Income before income taxes	7,341	7,398	16,340	17,614
Income taxes	2,914	3,034	6,649	7,234
Net income	$4,427	$4,364	$9,691	$10,380

Basic income per share	$0.31	$0.30	$0.67	$0.72
Diluted income per share	$0.29	$0.29	$0.64	$0.70
Average common shares outstanding	14,450,150	14,391,432	14,429,649	14,379,505
Average common and equivalent shares outstanding	15,231,454	14,991,337	15,140,979	14,905,624

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

NET INCOME	$4,427	$4,364	$9,691	$10,380

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available-for-sale	(5,061)	142	(4,619)	1,302
Related tax benefit (expense)	2,076	(58)	2,551	(268)
Reclassification adjustment for realized (gains) on securities (1)	—	—	(804)	(323)
Related tax (expense)	—	—	(327)	(133)
Unrealized gains on supplemental executive retirement plan	12	17	37	50
Related tax expense	(5)	(7)	(15)	(20)
Unrealized gains on cash flow hedges	131	45	517	177
Related tax expense	(52)	(18)	(207)	(71)
Other comprehensive income (loss), net of tax	$(2,899)	$121	$(2,867)	$714

COMPREHENSIVE INCOME	$1,528	$4,485	$6,824	$11,094

(1) Amounts are included in net gains on sale of securities on the Consolidated Statement of Operations in total non-interest income.

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,691	$10,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	6,050	2,450
Depreciation and amortization	863	861
Write down of other real estate owned	10	39
Gain on sale of loans	(1,931)	(861)
Gain on sale of other real estate owned	(472)	(640)
Deferred income tax (credit)	2,034	(492)
Stock based compensation	2,538	1,266
Loans originated for sale	(46,933)	(41,762)
Proceeds from loan sales	37,141	21,340
Gain on sale of securities	(804)	(323)
Decrease (Increase) in accrued interest receivable and other assets	3,830	(450)
Increase in accrued interest payable and other liabilities	1,708	1,635
Net cash provided by (used in) operating activities	13,725	(6,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(109,983)	(57,069)
Proceeds from sale of securities available for sale	27,735	22,743
Proceeds from maturity of securities available for sale	63,092	48,560
Proceeds from the sale of other real estate owned	575	4,616
Net increase in loans	(97,299)	(98,536)
Net decrease in interest bearing deposits in other banks	9	—
Purchase of fixed assets	(677)	(581)
Net cash used in investing activities	(116,548)	(80,267)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	119,274	72,532
Common stock issued	587	221
Net cash provided by financing activities	119,861	72,753

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	17,038	(14,071)
Cash and equivalents at beginning of period	131,041	123,825
Cash and equivalents at end of period	$148,079	$109,754

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$1,912	$1,594
Cash paid for income taxes	$7,900	$6,955

NON-CASH INVESTING ACTIVITIES:
Loans transferred to other real estate owned	$—	$33

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters and nine months ended September 30, 2013 and 2012, respectively, are not necessarily indicative of full year results.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $887,000 ($565,000 net of tax) and $2.5 million ($1.6 million, net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2013, and recorded $433,000 ($280,000 net of tax) and $1.3 million ($821,000 net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2012, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2013 and December 31, 2012.  As of September 30, 2013, $9.0 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.3 years.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had a cumulative other comprehensive loss totaling $2.3 million, net of tax, as of September 30, 2013 and  cumulative other comprehensive income totaling $549,000, net of tax, as of December 31, 2012.

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

The allowance consists of specific and general reserves.  Specific reserves primarily relate to loans that are individually classified as impaired, but may also relate to loans that in management’s opinion exhibit negative credit characteristics or trends suggesting potential future loss exposure greater than historical loss experience would suggest. It is currently the Company’s practice to immediately charge-off any identified financial loss pertaining to impaired loans when management believes the uncollectibility of the loan is confirmed, therefore specific reserves are uncommon.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are generally considered troubled debt restructurings and classified as impaired.

Commercial and real estate loans are individually evaluated for impairment.  Generally Accepted Accounting Principles specify that if a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  However, it is currently the Company’s practice to immediately charge-off any identified financial loss pertaining to impaired loans when management believes the uncollectibility of the loans has been confirmed.

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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using an appropriate discount rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.  See Note 4 to the financial statements for additional information on troubled debt restructurings.

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

Portfolio segments identified by the Company include commercial, real estate construction, land, real estate other, factoring and asset-based lending, SBA, and consumer loans.  Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and credit scores, debt-to income, collateral type and loan-to-value ratios for consumer loans.

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

	Three months ended		Nine months ended
(dollars in thousands,	September 30,		September 30,
except per share amounts)	2013	2012	2013	2012

Net income	$4,427	$4,364	$9,691	$10,380

Weighted average shares:
Basic common shares	14,450,150	14,391,432	14,429,649	14,379,505
Diluted potential common shares related to stock options and restricted stock	781,304	599,905	711,330	526,119
Total average common equivalent shares	15,231,454	14,991,337	15,140,979	14,905,624

Basic earnings per share	$0.31	$0.30	$0.67	$0.72
Diluted earnings per share	$0.29	$0.29	$0.64	$0.70

There were 247,445 and 250,445 options to acquire common stock (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2013, because to do so would have been anti-dilutive.

3.                                      Securities

As of September 30, 2013 and December 31, 2012, the Company had securities available for sale of $267.8 million and $252.0 million, respectively, and securities held to maturity of $13.9 million and $15.2 million, respectively. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and approximate fair values of securities as of September 30, 2013 and December 31, 2012 are as follows:

	As of September 30, 2013
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$8,850	$—	$(621)	$8,229
Mortgage backed securities	234,086	3,545	(5,160)	232,471
Corporate bonds	24,905	138	(96)	24,947
Municipal bonds	2,436	—	(291)	2,145

Total securities available for sale	$270,277	$3,683	$(6,168)	$267,792

Securities held to maturity
Debt securities:
Mortgage backed securities	$13,949	$202	$(206)	$13,945

Total securities held to maturity	$13,949	$202	$(206)	$13,945

Total investment securities	$284,226	$3,885	$(6,374)	$281,737

	As of December 31, 2012
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$12,976	$141	$(5)	$13,112
Mortgage backed securities	208,058	3,136	(274)	210,919
Corporate bonds	25,559	127	(12)	25,674
Municipal bonds	2,436	—	(174)	2,262

Total securities available for sale	$249,029	$3,404	$(465)	$251,967

Securities held to maturity
Debt securities:
Mortgage backed securities	$15,237	$369	$—	$15,606

Total securities held to maturity	$15,237	$369	$—	$15,606

Total investment securities	$264,266	$3,773	$(465)	$267,573

The scheduled maturities of investment securities at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$14,035	$14,084
Due after one year through five years	53,888	55,123
Due after five years through ten years	65,197	64,855
Due after ten years	137,157	133,730
Total securities available for sale	270,277	267,792

Due in one year or less	$—	$—
Due after one year through five years	7,138	7,154
Due after five years through ten years	—	—
Due after ten years	6,811	6,791
Total securities held to maturity	13,949	13,945

Total investment securities	$284,226	$281,737

	December 31, 2012
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$17,100	$17,604
Due after one year through five years	50,109	51,757
Due after five years through ten years	70,662	71,307
Due after ten years	111,158	111,299
Total securities available for sale	249,029	251,967

Due in one year or less	$—	$—
Due after one year through five years	7,395	7,478
Due after five years through ten years	—	—
Due after ten years	7,842	8,128
Total securities held to maturity	15,237	15,606

Total investment securities	$264,266	$267,573

As of September 30, 2013 and December 31, 2012, no investment securities were pledged as collateral.  As of September 30, 2013, $6.1 million in unrealized losses was attributable to seventy-five securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2012, $332,000 in unrealized losses was attributable to fourteen securities that had been in an unrealized loss position for less than 12 months. The unrealized losses was primarily due to the impact of long-term interest rates on the value of the mortgage-based investment securities. Because the Company had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, $323,000 in unrealized losses was attributable to five securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2012, $133,000 in unrealized losses was attributable to twelve securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of September 30, 2013 and December 31, 2012, were caused by market interest rate increases subsequent to the purchase of the securities or price fluctuations driven by volatility of the housing market conditions.  Because the Company had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of September 30, 2013 and December 31, 2012, respectively.

4.                                      Loans

The balances in the various loan categories are as follows as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(dollars in thousands)	2013	2012

Commercial	$537,822	$436,293
Real estate construction	43,289	35,501
Land loans	12,576	8,973
Real estate other	128,445	139,931
Factoring and asset based	178,901	195,343
SBA	106,383	87,375
Other	6,541	5,163
Total gross loans	1,013,957	908,579
Unearned fee income	(4,441)	(3,056)
Total loan portfolio	1,009,516	905,523
Less allowance for credit losses	(20,969)	(19,948)
Loans, net	$988,547	$885,575

The Company individually categorizes larger, non-homogenous loans into credit risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  This analysis is performed on an ongoing basis as new information is obtained.  The Company uses the following definitions for loan risk ratings:

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of September 30, 2013 and December 31, 2012.

	September 30, 2013
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$513,951	$16,893	$6,883	$95	$537,822
Real estate construction	43,289	—	—	—	43,289
Land loans	12,571	—	—	5	12,576
Real estate other	108,617	335	11,944	7,549	128,445
Factoring and asset based	160,059	4,579	8,149	6,114	178,901
SBA	97,023	3,403	4,187	1,770	106,383
Other	6,541	—	—	—	6,541
Total gross loans	$942,051	$25,210	$31,163	$15,533	$1,013,957

	As of December 31, 2012
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$429,754	$4,877	$986	$676	$436,293
Real estate construction	35,501	—	—	—	35,501
Land loans	8,722	—	240	11	8,973
Real estate other	106,519	1,410	26,219	5,783	139,931
Factoring and asset based	192,798	803	292	1,450	195,343
SBA	77,028	437	7,863	2,047	87,375
Other	5,163	—	—	—	5,163
Total gross loans	$855,485	$7,527	$35,600	$9,967	$908,579

For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status.  Loans are generally placed on non-accrual when payments have ceased and are 90 days or more past due, or when the likelihood of full collection of interest and principal is doubtful.  However, if a loan is fully secured and in the process of collection and resolution of collection (generally within 90 days), then the loan will generally not be placed on nonaccrual, regardless of its delinquency status.  Nonaccrual loans will not normally be returned to accrual status, although consideration will be given to situations where all past due principal and interest has been paid and the borrower has evidenced their ability to meet the contractual provisions of the note.  When interest accruals are discontinued, all unpaid interest is reversed against current year income.  The Company’s method of income recognition for loans classified as nonaccrual is to apply cash received to principal when the ultimate collectability of principal is in doubt or recognize interest income on a cash basis.

The following table summarizes the payment status of the loan portfolio as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$537,534	$193	$—	$—	$95	$537,822
Real estate construction	43,289	—	—	—	—	43,289
Land loans	12,571	—	—	—	5	12,576
Real estate other	120,896	—	—	—	7,549	128,445
Factoring and asset based	172,787	—	—	—	6,114	178,901
SBA	104,613	—	—	—	1,770	106,383
Other	6,227	13	301	—	—	6,541
Total gross loans	$997,917	$206	$301	$—	$15,533	$1,013,957

	As of December 31, 2012
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$435,543	$74	$—	$—	$676	$436,293
Real estate construction	35,501	—	—	—	—	35,501
Land loans	8,962	—	—	—	11	8,973
Real estate other	134,148	—	—	—	5,783	139,931
Factoring and asset based	193,893	—	—	—	1,450	195,343
SBA	85,328	—	—	—	2,047	87,375
Other	5,119	42	2	—	—	5,163
Total gross loans	$898,494	$116	$2	$—	$9,967	$908,579

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

As of September 30, 2013, the Company had twenty-one loans totaling $13.3 million classified as troubled debt restructurings.  The twenty-one loans were comprised of one commercial loan, seventeen other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.3% of total gross loans as of September 30, 2013. As of December 31, 2012, the Company had twenty-five loans totaling $15.9 million classified as troubled debt restructurings.  The twenty-five loans were comprised of two commercial loans, twenty-three other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.8% of total gross loans as of December 31, 2012.

As of September 30, 2013 the Company did not have any commitments to lend additional funds for loans classified as troubled debt restructurings. At December 31, 2012, the Company had commitments of $111,000, to lend additional funds for other real estate loans classified as troubled debt restructurings.

During the three months ended September 30, 2013 and September 30, 2012, there were no additional loans modified and designated as troubled debt restructurings.

During the nine months ended September 30, 2013, there were no additional loans modified and designated as troubled debt restructurings.  During the nine months ended September 30, 2012, the Company modified $3.7 million in loans designated as troubled debt restructurings.  This included $2.3 in factor loans, $873,000 in other real estate loans, $753,000 in commercial loans, and $38,000 in SBA loans.  The modification of the terms of such loans included extended amortization periods or extended maturity dates.  Based on the impairment evaluation of these individual credits, a charge-off of $750,000 was deemed necessary during the nine month period ended September 30, 2012.

A loan is considered to be in payment default when it is 90 days contractually past due under the modified terms.  There were no loans modified within the last twelve months that defaulted during the three months ended September 30, 2013.

The following table summarizes the loans categorized as troubled debt restructurings at September 30, 2013 and December 30, 2012.  The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of September 30, 2013
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$114	$95	$114	$95
Real estate construction	—	—	—	—	—	—
Land loans	—	—			—	—
Real estate other	6,443	5,166	7,688	7,549	14,131	12,715
Factoring and asset based	—	—	—	—	—	—
SBA	480	486	—	—	480	486
Other	—	—	—	—	—	—
Total gross loans	$6,923	$5,652	$7,802	$7,644	$14,725	$13,296

	As of December 31, 2012
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$2,598	$676	$2,598	$676
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	10,291	8,902	7,711	5,783	18,002	14,685
Factoring and asset based	—	—	—	—	—	—
SBA	480	500	—	—	480	500
Other	—	—	—	—	—	—
Total gross loans	$10,771	$9,402	$10,309	$6,459	$21,080	$15,861

Loans are designated as impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of September 30, 2013 and December 31, 2012 loans designated as impaired consisted of nonaccrual loans and troubled debt restructurings.

The following table summarizes the loans categorized as impaired at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
(dollars in thousands)	2013	2012

Nonaccrual loans (1)	$15,533	$9,967
Trouble debt restructurings - performing	5,652	9,402
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$21,185	$19,369

(1)  Nonaccrual loans include troubled debt restructurings of $7.6 million and $6.5 million at September 30, 2013 and December 31, 2012, respectively.

Impaired loans at September 30, 2013 were comprised of loans with legal contractual balances totaling approximately $29.4 million reduced by approximately $1.8 million received in non-accrual interest and impairment charges of $6.4 million which have been charged against the allowance for loan losses.

Impaired loans at December 31, 2012 were comprised of loans with legal contractual balances totaling approximately $24.9 million reduced by $1.4 million received in non-accrual interest and impairment charges of $4.1 million which have been charged against the allowance for loan losses.

The following summarizes the breakdown of impaired loans by category as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013		As of December 31, 2012
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$497	$95	$2,007	$676
Real estate construction	—	—	—	—
Land loans	33	5	37	11
Real estate other	15,075	12,715	16,491	14,685
Factoring and asset based	10,591	6,114	2,965	1,450
SBA	3,213	2,256	3,427	2,547
Other	—	—	—	—
Total gross loans	$29,409	$21,185	$24,927	$19,369

Consistent with the Company’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Company did not record income from the receipt of cash payments related to nonaccrual loans during the three and nine months ended September 30, 2013 and 2012.  Interest income recognized on impaired loans represents interest the Company recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$145	$2	$1,656	$14
Real estate construction	—	—	970	—
Land loans	6	1	22	—
Real estate other	14,162	133	14,675	47
Factoring and asset based	4,899	90	—	—
SBA	2,315	25	2,637	14
Other	—	—	1	—
Total gross loans	$21,527	$251	$19,961	$75

	Nine months ended September 30,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$386	$8	$1,402	$41
Real estate construction	—	—	965	—
Land loans	8	2	378	—
Real estate other	13,700	325	14,475	319
Factoring and asset based	3,782	226	1,104	—
SBA	2,402	78	2,654	44
Other	—	—	1	—
Total gross loans	$20,277	$639	$20,978	$404

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The entire allowance is available for any loan that, in management’s judgment should be charged-off.

The allowance consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired or are otherwise exhibiting negative credit characteristics suggesting potential loss exposure greater than historical loss experience would suggest.  Specific reserves are calculated by evaluating the present value of expected future cash flows pertaining to the loan, the fair value of the collateral supporting the loan, less selling costs, or the loan’s observable market price.  It is currently the Company’s practice to immediately charge-off any identified financial loss pertaining to impaired loans when management believes the uncollectibility of the loan is confirmed; therefore, as seen in the table below, there are typically only a small number of individual loans for which a specific reserve exists.  General reserves are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; loan charge-off trends; changes in economic conditions, changes in business conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

The allowance for loan losses totaled $21.0 million and $19.9 million as of September 30, 2013 and December 31, 2012, respectively.  The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of September 30, 2013 and December 31,  2012.

	As of September 30, 2013
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$95	$—	$537,727	$8,570	$537,822	$8,570
Real estate construction	—	—	43,289	773	43,289	773
Land loans	5	—	12,571	327	12,576	327
Real estate other	12,715	705	115,730	2,394	128,445	3,099
Factoring and asset based	6,114	—	172,787	5,708	178,901	5,708
SBA	2,256	—	104,127	2,346	106,383	2,346
Other	—	—	6,541	146	6,541	146
Total	$21,185	$705	$992,772	$20,264	$1,013,957	$20,969

	As of December 31, 2012
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$676	$—	$435,617	$6,394	$436,293	$6,394
Real estate construction	—	—	35,501	673	35,501	673
Land loans	11	—	8,962	333	8,973	333
Real estate other	14,685	1,408	125,246	3,770	139,931	5,178
Factoring and asset based	1,450	—	193,893	4,352	195,343	4,352
SBA	2,547	—	84,828	2,905	87,375	2,905
Other	—	—	5,163	113	5,163	113
Total	$19,369	$1,408	$889,210	$18,540	$908,579	$19,948

The following table summarizes the activity in the allowance for loan losses for the quarters and nine months ended September 30, 2013 and 2012.

	Three months ended September 30, 2013
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of June 30, 2013	$8,094	$683	$330	$3,565	$5,435	$2,247	$116	$20,470
Provision charged to expense	(1,681)	90	(3)	(466)	1,933	96	30	—
Charge-offs	—	—	—	—	1,660	—	—	1,660
Recoveries	2,157	—	—	—	—	2	—	2,159
As of September 30, 2013	$8,570	$773	$327	$3,099	$5,708	$2,346	$146	$20,969

	Three months ended September 30, 2012
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of June 30, 2012	$5,639	$1,016	$462	$6,216	$3,304	$2,793	$112	$19,541
Provision charged to expense	300	(254)	(83)	16	263	(35)	(8)	200
Charge-offs	—	—	17	—	—	—	—	17
Recoveries	64	3	—	—	—		—	67
As of September 30, 2012	$6,003	$765	$362	$6,232	$3,567	$2,758	$104	$19,791

	Nine months ended September 30, 2013
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2012	$6,394	$673	$333	$5,178	$4,352	$2,905	$113	$19,948
Provision charged to expense	4,098	96	(9)	(1,849)	4,241	(560)	33	6,050
Charge-offs	4,294	—	—	230	2,885	—	—	7,409
Recoveries	2,372	4	3	—	—	1	—	2,380
As of September 30, 2013	$8,570	$773	$327	$3,099	$5,708	$2,346	$146	$20,969

	Nine months ended September 30, 2012
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2011	$5,545	$1,220	$613	$6,111	$2,381	$2,567	$103	$18,540
Provision charged to expense	470	(464)	(240)	121	1,936	626	1	2,450
Charge-offs	311	—	17	—	750	502	—	1,580
Recoveries	299	9	6	—	—	67	—	381
As of September 30, 2012	$6,003	$765	$362	$6,232	$3,567	$2,758	$104	$19,791

5.                                  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at September 30, 2013 and December 31, 2012 were comprised of the following:

	September 30, 2013
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$6,245	$(5,209)	$1,036
Furniture and fixtures	1,130	(1,047)	83
Capitalized software	4,077	(3,744)	333
Equipment	3,053	(2,649)	404
Total premises and equipment	$14,505	$(12,649)	$1,856

	December 31, 2012
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$5,885	$(4,776)	$1,109
Furniture and fixtures	1,078	(1,028)	50
Capitalized software	4,011	(3,512)	499
Equipment	2,854	(2,470)	384
Total premises and equipment	$13,828	$(11,786)	$2,042

Depreciation and amortization amounted to $279,000 and $287,000 for the three months ended September 30, 2013 and September 30, 2012, respectively, and $863,000 and $861,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

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

Other Borrowings

There were no other borrowings at September 30, 2013 and at December 31, 2012.

As of September 30, 2013, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $366.0 million for which the Company had collateral in place to borrow $75.0 million.  As of September 30, 2013, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Company also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At September 30, 2013, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and nine month periods ended September 30, 2013 and 2012 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Expected life	75 months	75 months	75 months	75 months

Stock volatility	35.00%	40.00%	35.00%	40.00%

Risk free interest rate	1.70%	0.86%	1.59%	1.12%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share - option awards	$6.34	$6.33	$6.15	$5.33

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2013
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$8,229	$8,229	$—	$—
Mortgage backed securities	232,471	—	232,471	—
Corporate bonds	24,947	—	24,947	—
Municipal bonds	2,145	—	2,145	—
Warrant portfolio	407	—	—	407
Cash flow hedge	(1,266)	—	(1,266)	—

Total	$266,933	$8,229	$258,297	$407

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$13,112	$13,112	$—	$—
Mortgage backed securities	210,919		210,919
Corporate bonds	25,674		25,674
Municipal bonds	2,262		2,262
Warrant portfolio	418	—	—	418
Cash flow hedge	(1,784)	—	(1,784)	—

Total	$250,601	$13,112	$237,071	$418

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter and nine months ended September 30, 2013.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012 included OREO of $31,000 and $144,000, respectively.  The fair value of OREO was determined using Level 2 assumptions.  There were no charge-offs for the current quarter or for the quarter ended September 30, 2012, and $10,000 for the nine months ended September 30, 2013 compared to $39,000 for the same period in 2012, as a result of declines in the OREO property values.  The assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012 also included impaired loans of $21.2 million and $19.4 million, respectively.  The Company charged-off $1.7 million and $17,000 during the quarters ended September 30, 2013 and September 30, 2012, respectively, and $7.4 million and $1.6 million for the nine months ended September 30,

2013 and 2012, respectively, as a result of impaired loans. The fair value of impaired loans was determined using Level 3 assumptions. In determining the net realizable value of the underlying collateral for impaired loans, the Company primarily relied on third party appraisals which were then discounted from 15% to 25% (with additional discounts depending on the age of the appraisal) to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure.  In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

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

The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$31,439	$31,439	$17,251	$17,251
Federal funds sold	116,640	116,640	113,790	113,790
Interest bearing deposits in other banks	326	326	335	335
Investments securities	281,741	281,737	267,204	267,573
Loans and leases, net of unearned fees	1,009,516	1,006,790	905,523	906,228
Bank owned life insurance	16,386	16,386	15,954	15,954

Financial liabilities:
Deposits	1,281,822	1,279,214	1,162,548	1,158,518
Trust preferred securities	17,527	15,735	17,527	17,588
Cash flow hedge	1,266	1,266	1,784	1,784

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at September 30, 2013 and December 31, 2012:

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

Deposits

The fair value of demand deposits (e.g. interest and non-interest bearing, savings and certain types of money market accounts) are, by definition , equal to the amount payable in demand at the reporting date (i.e. carrying value) resulting in a Level 1 classification in the fair value hierarchy.  The carrying amounts of variable rate, fixed-term money market accounts and certificate of deposits approximates their fair value at the reporting date in a Level 2 classification in the fair value hierarchy. Fair values for fixed rate certificate of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Trust Preferred Securities

‘

The fair value of the trust preferred securities approximates the pricing of a preferred security at current market prices and are classified as Level 3.

Cash Flow Hedge

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs — model-derived credit spreads.  The level in the fair value hierarchy within which the fair value measurement in their entirety fall shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Because the inputs used to measure the fair value of the Company’s derivatives fall into different levels of the fair value hierarchy, as of September 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuations adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of September 30, 2013 and December 31, 2012.  The Company did not have any derivative instruments that were assets as of September 30, 2013 and December 31, 2012.

		Fair Value
Derivatives Designated as	Balance Sheet	September 30,	December 31,
Hedging Instruments	Location	2013	2012

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	$1,266	$1,784

Total hedged derivatives		$1,266	$1,784

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of September 30, 2013, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2013 and 2012.

During the three and nine months ended September 30, 2013 and 2012, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended September 30, 2013 and September 30, 2012, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(49,000) and $(127,000), respectively.  During the nine months ended September 30, 2013 and September 30, 2012, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was ($16,000) and $(332,000), respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that ($708,000) will be reclassified into net interest income as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three months ended September 30, 2013 and 2012.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three and nine months ended September 30, 2013 and 2012, respectively, and as such there were no amounts included in derivative income or expense during these periods.

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012

Net interest income	$(181)	$(172)	$(534)	$(508)
Non-interest income	—	—	—	—

Total derivative income	$(181)	$(172)	$(534)	$(508)

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

As of September 30, 2013 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.3 million.  As of September 30, 2013, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2013, it would have been required to settle its obligations under the agreements at the termination value.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

In addition to the historical information, this quarterly report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and which are subject to the “Safe Harbor” created by those sections.  The reader of this quarterly report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Company’s actual results could differ materially from those suggested by such forward-looking statements.  Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry; (2) changes in the interest rate environment; (3) unfavorable economic conditions, both nationally and regionally, continuing or worsening, resulting in, among other things, continued or increased deterioration in credit quality; (4) changes in the regulatory environment, including those resulting from the Dodd-Frank legislation; (5) changes in business conditions and inflation; (6) costs and expenses of complying with the internal control provisions of the Sarbanes-Oxley Act and our degree of success in achieving compliance; (7) changes in securities markets; (8) future credit loss experience; (9) civil disturbances of terrorist threats or acts, or apprehension about possible future occurrences of acts of this type; (10) the involvement of the United States in war or other hostilities; and (11) governmental action or inaction in response to economic and political conditions, would have unpredictable consequences for the economy and the banking industry.  The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2012, for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.  Therefore, the information in this quarterly report should be carefully considered when evaluating the business prospects of the Company.

General

Bridge Capital Holdings (the “Company”) serves as the holding company for Bridge Bank, National Association (the “Bank”).  The Bank is a national banking association that is supervised by the Office of the Comptroller of the Currency.  As a bank holding company, the Company is supervised by the Board of Governors of the Federal Reserve System (the “FRB”).

The Bank is  maintains two branch offices in the Silicon Valley region, and five loan production offices located throughout the United States.  The Bank’s lending solutions include working capital lines of credit, structured finance (asset-based lending and factoring), 7(a) and 504 Small Business Administration (SBA) loans, commercial real estate loans, sustainable energy project financing, growth capital loans, equipment financing, letters of credit, and corporate credit cards. The Bank’s depository and corporate banking services include cash and treasury management solutions, interest-bearing term deposit accounts, checking accounts, ACH payment and wire solutions, fraud protection, remote deposit capture through its Smart Deposit Express, courier services, and online banking. Additionally, the Bank’s International Banking Division serves clients operating in the global marketplace through services including foreign exchange (FX payments and hedging), letters of credit, and import/export financing.

The Company’s common stock is listed on the NASDAQ Global Select Market and is a component of the Russell 2000 Index.

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

There have been no significant changes during the three and nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2012 Form 10-K.

Executive Summary

The Company reported net operating income of $4.4 million for the three months ended September 30, 2013 representing an increase of $63,000 or 1.4%, compared to net operating income of $4.4 million for the same period one year ago. The Company reported earnings per diluted share of $0.29 for both the current quarter and the same quarter in 2012.

For the nine months ended September 30, 2013, the Company reported net operating income of $9.7 million representing a decrease of $689,000, or 6.6%, compared to net operating income of $10.4 million for the same period one year ago. The Company reported earnings per diluted share of $0.64 for the nine months ended September 30, 2013 and $0.70 for the nine months ended September 30, 2012.

For the quarter ended September 30, 2013, the Company’s return on average assets and return on average equity were 1.20% and 11.16%, respectively, and compared to 1.43% and 12.38%, respectively, for the same period in 2012. For the nine months ended September 30, 2013, the Company’s return on average assets and return on average equity were 0.92% and 8.43%, respectively, and compared to 1.18% and 10.18%, respectively, for the same period in 2012.

Additionally, an overview of the financial results for the quarter and nine months ended September 30, 2013 discussed in the MD&A include the following:

•                  Net interest income and non-interest income comprised total revenue of $20.5 million for the three months ended September 30, 2013, compared to $21.3 million for the three months ended June 30, 2013 and $19.2 million for the same period one year earlier.  For the nine months ended September 30, 2013, total revenue of $60.3 million represented an increase of $6.2 million, or 11.5%, from $54.1 million for the nine months ended September 30, 2012.

•                  Net interest margin increased to 5.01% for the quarter ended September 30, 2013 compared to 4.87% for the second quarter of 2013 and 5.26% for the quarter ended September 30, 2012 For the nine months ended September 30, 2013, net interest margin was 4.97% down from 5.33% for the same period of 2012.

•                  There was no provision for credit losses during the third quarter of 2013, compared to $5.3 million for the quarter ended June 30, 2013 and $200,000 for the quarter ended September 30, 2012.  Net recoveries were $499,000 for the quarter ended September 30, 2013, compared to net charge-offs of $5.4 million for the quarter ended June 30, 2013 and net recoveries of $50,000 for the quarter ended September 30, 2012.  For the nine months ended September 2013, the provision for credit losses was $6.1 million, compared to $2.5 million for the same period in 2012. Net charge-offs for the nine month period ended September 2013 was $5.0 million compared to $1.2 million in 2012.

•                  Allowance for credit losses represented 2.07% of total gross loans and 135.0% of nonperforming loans at September 30, 2013, compared to 2.05% of total gross loans and 126.67% of nonperforming loans at June 30, 2013 and 2.20% of total gross loans and 200.14% of non-performing loans at December 30, 2012.

•                  Nonperforming assets decreased by $627,000 to $15.6 million, or 1.06% of total assets, compared to $16.2 million or 1.11% of total assets at June 30, 2013. Nonperforming assets increased by $5.5 million compared to $10.1 million or 0.75% of total assets at December 31, 2012.

•                  Total assets grew to $1.47 billion at September 30, 2013, with loans comprising 69.6% of the average earning asset mix, compared to 72.1% in the prior quarter.  Total deposits were $1.28 billion at September 30, 2013, which included demand deposits of $829.0 million representing the highest level of demand deposit balances since the inception of the Company.  At December 31, 2012, total assets and total deposits were $1.34 billion and $1.17 billion, respectively.

•                  Gross loans were $1.01 billion at September 30, 2013, representing an increase of $14.1 million, or 1.4%, compared to gross loans of $999.8 million at June 30, 2013, and an increase of $105.4 million, or 11.6% compared to gross loans of $908.6 million at December 31, 2012.  Average loan balances decreased by $3.9 million, or 0.4%, to $980.2 million for the quarter ended September 30, 2013, compared to $984.0 million for the quarter ended June 30, 2013, and increased $103,400 or 11.8% from $876.8 million for the quarter ended December 31, 2012.

•                  Capital ratios remained significantly above the minimum required for the Company to be considered "well-capitalized" under the current Basel regulatory framework, and continued to support the Company’s growth.  Total Risk-Based Capital Ratio was 15.01%, Tier I Capital Ratio was 13.76%, and Tier I Leverage Ratio was 11.84% at September 30, 2013.

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and nine months ended September 30, 2013 and 2012 (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012

Statement of Operations Data:
Interest income	$18,419	$15,970	$51,784	$46,385
Interest expense	636	573	1,880	1,601
Net interest income	17,783	15,397	49,904	44,784
Provision for credit losses	—	200	6,050	2,450
Net interest income after provision for credit losses	17,783	15,197	43,854	42,334
Other income	2,710	3,785	10,385	9,300
Other expenses	13,152	11,584	37,899	34,020
Income before income taxes	7,341	7,398	16,340	17,614
Income taxes	2,914	3,034	6,649	7,234
Net income	$4,427	$4,364	$9,691	$10,380

Per Share Data:
Basic earnings per share	$0.31	$0.30	$0.67	$0.72
Diluted earnings per share	0.29	0.29	0.64	0.70
Shareholders’ equity per share	9.94	9.02	9.94	9.02

Balance Sheet Data:
Balance sheet totals:
Assets	$1,473,994	$1,247,554	$1,473,994	$1,247,554
Loans, net	988,547	858,032	988,547	858,032
Deposits	1,281,822	1,071,207	1,281,822	1,071,207
Shareholders’ equity	156,728	142,051	156,728	142,051

Average balance sheet amounts:
Assets	$1,465,860	$1,217,074	$1,402,566	$1,178,455
Loans, net	953,969	815,042	928,927	789,207
Deposits	1,274,354	1,041,394	1,213,370	994,400
Shareholders’ equity	157,382	140,255	153,704	136,204

Selected Ratios:
Return on average assets	1.20%	1.43%	0.92%	1.18%
Return on average equity	11.16%	12.38%	8.43%	10.18%
Efficiency ratio	64.18%	60.39%	62.86%	62.90%
Risk based capital ratio	15.01%	15.70%	15.01%	15.70%
Net chargeoffs (recoveries) to average gross loans	-0.05%	-0.01%	0.53%	0.15%
Allowance for loan losses to total loans	2.07%	2.25%	2.07%	2.25%
Average equity to average assets	10.74%	11.52%	10.96%	11.56%

Results of Operations:

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended September 30, 2013 was $17.8 million, which was comprised of $18.4 million in interest income and $636,000 in interest expense. Net interest income for the quarter ended September 30, 2012 was $15.4 million, which was comprised of $16.0 million in interest income and $573,000 in interest expense.  Net interest income for the quarter ended September 30, 2013 represented an increase of $2.4 million or 15.5% from the same period one year earlier. The increase in net interest income from the same period one year ago was primarily attributable to an overall increase in average earning assets, combined with a higher level of loan related fees. Loan fee amortization for the quarter ended September 30, 2013 was $3.4 million, compared to $2.7 million for the quarter ended September 30, 2012.

Net interest income for the nine months ended September 30, 2013 was $49.9 million, which was comprised of $51.8 million in interest income and $1.9 million in interest expense. Net interest income for the nine months ended September 30, 2012 was $44.8 million, which was comprised of $46.4 million in interest income and $1.6 million in interest expense.  Net interest income for the nine months ended September 30, 2013 represented an increase of $5.1 million or 11.4% from the same period one year earlier.  The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets as a result of loan growth and excess liquidity generated from deposit growth.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended September 30, 2013 average earning assets of $1.41 billion represented an increase of $245.3 million, or 21.1%, compared to $1.16 billion for the same period in 2012.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 76.91% during the quarter ended September 30, 2013, which represented a decrease compared to an average of 80.43% for the same quarter of 2012 as a result of higher deposit funding relative to loan growth. For the nine months ended September 30, 2013 average earning assets of $1.34 billion represented an increase of $218.3 million, or 19.4%, compared to $1.12 billion for the same period in 2012.  The Company’s loan-to-deposit ratio averaged 78.56% during the nine months ended September 30, 2013, representing a decrease compared to an average of 81.58% for the same period in 2012 was also a result of higher deposit funding relative to loan growth during that period.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended September 30, 2013 was 5.01% compared to 5.26% in the same period one year earlier.  The decrease in net interest margin compared to the same period one year ago was primarily due to a less favorable mix of earning assets and decreased leverage, partially offset by increased loan fees. The impact on the net interest margin from increased loan fees for the three months ended September 30, 2013 compared to the same period last year was 3 basis points.

The Company’s net interest margin for the nine months ended September 30, 2013 was 4.97% compared to 5.33% in the same period one year earlier.  The decrease in net interest margin from prior year was primarily due to a less favorable mix in average earning assets, decreased leverage, and increased nonperforming loans.  The positive impact on the net interest margin from increased loan fees for the nine months ended September 30, 2013 compared to the same period one year ago was 2 basis point.  The negative impact of reversed or foregone interest due to nonperforming assets was 7 basis points for the nine months ended September 30, 2013 and 6 basis points for the same period one year earlier.

The following tables show the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,
	2013			2012
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$980,165	6.84%	$16,906	$837,574	6.87%	$14,467
Federal funds sold	152,809	0.27%	103	99,726	0.24%	59
Investment securities	275,360	2.03%	1,410	225,775	2.54%	1,444
Other	326	0.00%	—	335	0.00%	—
Total interest earning assets	1,408,660	5.19%	18,419	1,163,410	5.46%	15,970

Noninterest-earning assets:
Cash and due from banks	27,024			23,232
All other assets (3)	30,176			30,432
TOTAL	$1,465,860			$1,217,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$9,141	0.04%	1	$5,475	0.00%	$—
Savings	419,842	0.29%	301	295,646	0.32%	237
Time	49,918	0.54%	67	45,370	0.55%	63
Other	17,744	6.04%	267	19,592	5.54%	273
Total interest bearing liabilities	496,645	0.51%	636	366,083	0.62%	573

Noninterest-bearing liabilities:
Demand deposits	795,452			694,903
Accrued expenses and other liabilities	16,381			15,833
Shareholders’ equity	157,382			140,255
TOTAL	$1,465,860			$1,217,074
Net interest income and margin		5.01%	$17,783		5.26%	$15,397

(1)         Loan fee amortization of $3.4 million and $2.7 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for loan losses of $21.6 million and $19.6 million, respectively.

	Nine months ended September 30,
	2013			2012
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$953,235	6.63%	$47,303	$811,214	6.82%	$41,400
Federal funds sold	114,876	0.25%	215	78,000	0.23%	137
Investment securities	273,048	2.09%	4,265	233,621	2.77%	4,847
Other	323	0.41%	1	329	0.41%	1
Total interest earning assets	1,341,482	5.16%	51,784	1,123,164	5.52%	46,385

Noninterest-earning assets:
Cash and due from banks	25,833			22,295
All other assets (3)	35,251			32,996
TOTAL	$1,402,566			$1,178,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$9,943	0.03%	2	$5,315	0.03%	$1
Savings	403,523	0.29%	875	296,456	0.29%	643
Time	48,993	0.53%	196	36,539	0.44%	121
Other	19,652	5.49%	807	32,929	3.39%	836
Total interest bearing liabilities	482,111	0.52%	1,880	371,239	0.58%	1,601

Noninterest-bearing liabilities:
Demand deposits	750,911			656,090
Accrued expenses and other liabilities	15,840			14,922
Shareholders’ equity	153,704			136,204
TOTAL	$1,402,566			$1,178,455
Net interest income and margin		4.97%	$49,904		5.33%	$44,784

(1)         Loan fee amortization of $8.2 million and $6.7 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for credit losses of $20.3 million and $19.1 million, respectively.

The following tables show the effect of the interest differential of volume and rate changes for the quarters and nine months ended September 30, 2013 and 2012.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended September 30,
	2013 vs. 2012
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$2,499	$(60)	$2,439
Federal funds sold	36	8	44
Investment securities	258	(292)	(34)
Other	—	—	—
Total interest income	2,793	(344)	2,449

Interest expense:
Demand	—	1	1
Savings	87	(23)	64
Time	5	(2)	4
Other	(30)	24	(6)
Total interest expense	62	—	63

Change in net interest income	$2,731	$(344)	$2,386

	Nine months ended September 30,
	2013 vs. 2012
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$7,010	$(1,107)	$5,903
Federal funds sold	69	9	78
Investment securities	612	(1,193)	(582)
Other	—	—	—
Total interest income	7,690	(2,291)	5,399

Interest expense:
Demand	1	—	1
Savings	231	—	231
Time	50	25	75
Other	(546)	517	(29)
Total interest expense	(264)	543	278

Change in net interest income	$7,955	$(2,834)	$5,121

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

Interest Income

Interest income of $18.4 million in the quarter ended September 30, 2013 represented an increase of $2.4 million, or 15.3%, from $16.0 million in the same quarter one year earlier.  The average yield on earning assets was 5.19% for the quarter ended September 30, 2013 compared to 5.46% for the quarter ended September 30, 2012.  The decrease in the average yield on interest earning assets was primarily due to a less favorable mix of earning assets and a lower yield on investments, partially offset by increased recurring loan fees.

Interest income of $51.8 million for the nine months ended September 30, 2013 represented an increase of $5.4 million, or 11.6%, from $46.4 million in the same period one year earlier.  The average yield on earning assets was 5.16% for the nine months ended September 30, 2013 and 5.52% for the nine months ended September 30, 2012.  The increase in interest income was primarily due to an increase in average earning assets as a result of loan growth, offset in part by a lower yield on investment securities.

Average gross loans were $980.2 million for three months ended September 30, 2013, an increase of $142.6 million or 17.0% from $837.6 million for the same period one year earlier.  Average loans comprised 69.6% of average earning assets in the three months ended September 30, 2013 compared to 72.0% in the third quarter of 2012.  For the nine months ended September 30, 2013, average gross loans were $953.2 million, an increase of $142.0 million or 17.5% from $811.2 million for the same period one year earlier.  Average loans comprised 71.1% of average earning assets in the nine months ended September 30, 2013 compared to 72.2% in the first nine months of 2012.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $428.5 million for the quarter ended September 30, 2013, an increase of $102.7 million or 31.5% from $325.8 million for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, other earning assets averaged $388.2 million, an increase of $76.3 million or 24.5% from $312.0 million for the nine months ended September 30, 2012.

Interest Expense

Interest expense was $636,000 for the quarter ended September 30, 2013, which represented an increase of $63,000, or 11.0% from $573,000 for the comparable period of 2012.  The increase in interest expense was primarily due to an increase in average interest bearing deposit accounts.  Average interest-bearing liabilities were $496.6 million for the three months ended September 30, 2013, an increase of $130.6 million, or 35.7%, from $366.1 million for the same period one year earlier.

Interest expense was $1.9 million for the nine months ended September 30, 2013, which represented an increase of $279,000, or 17.4% from $1.6 million for the comparable period of 2012.  The increase in interest expense primarily reflects an increase in average interest bearing deposit accounts in the first nine months of 2013 compared to the same period in 2012.  Average interest-bearing liabilities were $482.1 million for the nine months ended September 30, 2013, an increase of $110.9 million or 29.9%, from $371.2 million for the same period one year earlier.

Average interest bearing deposits were $478.9 million for the quarter ended September 30, 2013, which represented 37.6% of total average deposits and was an increase of $132.4 million, or 38.2%, from $346.5 million representing 33.3% of total average deposits in the third quarter of 2012. For the nine months ended September 30, 2013, average interest bearing deposits were $462.5 million, which represented 38.1% of total average deposits and was an increase of $124.1 million, or 36.7%, from $338.3 million representing 34.0% of total average deposits in the first nine months of 2012.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $17.7 million in the three months ended September 30, 2013 and $19.6 million for the comparable period of 2012.  For the nine months ended September 30, 2013 and September 30, 2012, other interest bearing liabilities averaged $19.7 million and $32.9 million, respectively.

The average rate paid on interest-bearing liabilities was 0.51% and 0.62% for the quarters ended September 30, 2013 and 2012, respectively, and 0.52% and 0.58% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

The Company charged-off $1.7 million during the three months ended September 30, 2013 compared to $17,000 during the three months ended September 30, 2012. Loan recoveries of $2.2 million were recognized during the third quarter of 2013 compared to $67,000 for the three months ended September 30, 2012.  During the nine months ended September 30, 2013, the Company charged-off balances totaling $7.4 million, which compared to $1.6 million charged-off during the same period of 2012.  During the nine months ended September 30, 2013, the Company recognized $2.4 million in loan recoveries.  The recoveries recognized during the first nine months of 2013 compared to $381,000 in loan recoveries for the same period one year ago.

The following schedule provides an analysis of the allowance for loan losses for the quarters and nine months ended September 30, 2013 and 2012, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012

Balance, beginning of period	$20,470	$19,541	$19,948	$18,540
Provision for credit losses	—	200	6,050	2,450
Charge-offs	(1,660)	(17)	(7,409)	(1,580)
Recoveries	2,159	67	2,380	381
Balance, end of period	$20,969	$19,791	$20,969	$19,791

The allowance for loan losses was $21.0 million, or 2.07% of total loans, at September 30, 2013, compared to $19.8 million, or 2.25% of total loans, at September 30, 2012. The increase in the allowance for loan losses from September 30, 2012 to September 30, 2013 was primarily attributable to the growth of the loan portfolio.

The Company did not record a provision for credit losses for the three months ended September 30, 2013.  This compares to $17,000 recorded for the quarter ending September 30, 2012. For the third quarter of 2013, as the significant level of recoveries more than offset charge-offs no additional provision was required.  The Company provided $6.1 million to the allowance for credit losses for the nine months ended September 30, 2013, compared to $2.5 million for the same period in 2012. The increase in provision for credit losses was primarily related to the charge-off of one asset-based commercial line of credit in the second quarter of 2013 and the strong growth of the loan portfolio.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$8,570	0.8%	$6,394	0.7%
Real estate construction	773	0.1%	673	0.1%
Land loans	327	0.0%	333	0.0%
Real estate other	3,099	0.3%	5,178	0.6%
Factoring and asset based	5,708	0.6%	4,352	0.5%
SBA	2,346	0.2%	2,905	0.3%
Other	146	0.0%	113	0.0%
	$20,969	2.1%	$19,948	2.2%

At September 30, 2013 nonperforming assets of $15.6 million, or 1.06% of total assets, compared to $10.1 million, or 0.75% of total assets, on December 31, 2012.  The increase in nonperforming assets from December 31, 2012 was primarily due to the addition of $17.1 million in non-performing loans, partially offset by $7.4 million in charge-offs and $4.3 million in collections. The addition was primarily comprised of three factor credits totaling $7.5 million, and one commercial and one real estate credit, of $4.3 million and $2.5 million, respectively. The following summarizes nonperforming assets at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
(dollars in thousands)	2013	2012

Loans accounted for on a non-accrual basis	$15,533	$9,967
Other loans with principal or interest contractually past due 90 days or more and still accruing	—	—
Nonperforming loans	15,533	9,967
Other real estate owned	31	144
Nonperforming assets	$15,564	$10,111

Loans restructured and in compliance with modified terms	5,652	9,402

Nonperforming assets and restructured loans	$21,216	$19,513

The nonperforming assets at September 30, 2013 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $15.6 million, and other real estate owned valued at $31,000.  Nonperforming loans at September 30, 2013 were comprised of loans with legal contractual balances totaling approximately $23.8 million reduced by $1.8 million received in nonaccrual interest and impairment charges of $6.4 million which have been charged against the allowance for loan losses.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of September 30, 2013 (dollars in thousands).

(dollars in thousands)

September 30, 2013
Classification	Amount	Collateral

Real estate other	$5,264	Special purpose facility in Santa Cruz County
Real estate other	2,285	Single family residences in Sacramento County
	7,549

Factoring/asset based lending	6,114	Business assets
	6,114

SBA	833	Special purpose facility in Alameda County
SBA	320	Special purpose facilities in San Diego County
SBA	319	Mixed used building in Santa Clara County
SBA	210	Special purpose facilities in Orange County
SBA	54	Lot for single family homes in Contra Costa County
SBA	23	Commercial building in San Diego County
SBA	5	Light industrial warehouse space in Stanislaus County
SBA	6	Single family residence in Santa Clara County
	1,770

Commercial	95	Business assets
	95

Land	5	Lot for commercial development in Calaveras County
	5

Total nonperforming loans	$15,533

Included in nonperforming loans at September 30, 2013 are loans totaling $7.6 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of September 30, 2013, previously modified loans totaling $5.7 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis. There were no downgrades of trouble debt restructurings during the quarter ended September 30, 2013, while during the nine months ended September 30, 2013, one previously modified credit relationship, currently representing $2.3 million in other real estate loans was downgraded from performing to non-performing.

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

Non-interest Income

The following tables set forth the components of other income and the percentage distribution of such income for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$926	34.2%	$888	23.5%
International fee income	632	23.3%	627	16.6%
Gain on sale of SBA loans	253	9.3%	227	6.0%
Warrant income	234	8.6%	576	15.2%
SBA loan servicing income	146	5.4%	124	3.3%
Increase in value of life insurance	144	5.3%	97	2.6%
Net gain (loss) on sale of OREO	2	0.1%	656	17.3%
Other operating income	373	13.8%	590	15.5%

	$2,710	100.0%	$3,785	100.0%

	Nine months ended September 30,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$2,720	26.2%	$2,527	27.2%
International fee income	1,940	18.7%	2,003	21.5%
Gain on sale of SBA loans	1,931	18.6%	861	9.3%
Net gain (loss) on sale of securities	804	7.7%	323	3.5%
Warrant income	476	4.6%	1,273	13.7%
Net gain on sale of OREO	472	4.5%	640	6.9%
Increase in value of life insurance	432	4.2%	291	3.1%
SBA loan servicing income	386	3.7%	388	4.2%
Other operating income	1,224	11.8%	994	10.9%

	$10,385	100.0%	$9,300	100.0%

Non-interest income totaled $2.7 million in the third quarter of 2013, a decrease of $1.1 million or 28.4% from $3.8 million in the third quarter of 2012.  For the nine months ended September 30, 2013, non-interest income totaled $10.4 million, an increase of $1.1 million or 11.7% from $9.3 million in the first nine months of 2012.  Non-interest income generally consists of service charge income on deposit accounts, warrant income, international fee income, SBA loan servicing income and gains recognized on sales of SBA loans, “other real estate owned” properties, and securities.  The decrease in non-interest income during the quarter ending September 30, 2013 compared to the same period one year ago was primarily attributable to a decrease in the gains recognized on sales of “other real estate owned” properties and a decrease in warrant income. The increase in non-interest income during the nine months ending September 30, 2013 compared to the same period one year ago was primarily attributable to gains from the sale of SBA loans and securities. These increases were partially offset by a decrease in warrant income.

For the quarter ended September 30, 2013 service charge income on deposit accounts was $926,000, representing an increase of $38,000, or 4.3%, compared to $888,000 for the same period one year ago.  For the nine months ended September 30, 2013 service charge income on deposit accounts was $2.7 million, representing an increase of $192,000, or 7.6%, compared to $2.5 million for the same period one year ago.  The increases are attributable to an increase in the deposit portfolio.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the third quarter of 2013, the Company recognized $632,000 in international fee income, representing a modest increase of $6,000, or 1.0%, compared to $627,000 for the same period one year ago. During the first nine months of 2013, the Company recognized $1.9 million in international fee income, representing a slight decrease of $63,000, or 3.1%, compared to $2.0 million for the same period one year ago. The decrease was primarily attributable to a competitive marketplace causing a compression in the exchange rate spread recognized by the Company.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The company recognized $253,000 in gains on the sale of SBA loans sold during the three months ended September 30, 2013 compared to $227,000 in gains on the sale of SBA loans sold during the three months ended September 30, 2012 representing an increase of $26,000 or 11.5%. During the quarter ended September 30, 2013, the Company’s SBA group funded $17.7 million in new loans and sold $5.8 million, which included $187,000 in loans funded in the previous year.  This compares to $18.3 million funded and $5.8 million sold in the quarter ended September 30, 2012, which included $2.5 million in loans funded in the previous year.  There was $1.9 million in gains recognized on sales of SBA loans during the nine months ended September 30, 2013 compared to $861,000 for the same period one year earlier. The increase in gains on sale of SBA loans is a direct result of an increase in SBA loans sold in the current period versus the same period last year.  During the nine months ended September 30, 2013, the Company’s SBA group funded $46.9 million in new loans and sold $35.2 million, which included $13.3 million in loans funded in the previous year.  This compares to $43.2 million funded and $20.5 million sold in the period ended September 30, 2012, which included $10.5 million in loans funded in the previous year.

The Company did not recognize any gain on the sale of securities during the three months ended September 30, 2013 or for the same period in 2012.  For the nine months ended September 30, 2013, the Company recognized a net gain on the sale of securities of $804,000, representing an increase of $481,000, or 148.9% compared to $323,000 for the same period one year ago.  The increases in net gain on the sale of securities is a result of the Company selling some longer duration securities in the current year to limit extension risk.

During the third quarter of 2013, the Company recognized $234,000 in warrant income compared to $576,000 in warrant income recognized during the third quarter of 2012. Warrant income for the first nine months of 2013 was $476,000.  This compared to $1.3 million for the same period in 2012, representing a decrease of $798,000 or 62.6%.  Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity. During the first nine months of 2012, the Company redeemed several warrants.

The Company recognized a gain of $2,000 and $472,000 on the sale of “other real estate owned” for the quarter and nine months ended September 30, 2013, respectively. The gain recognized for the nine months ended September 30, 2013  was primarily the result of the successful resolution of one “other real estate owned” property resolved in the second quarter of 2013 that was originated prior to the economic downturn. The Company recognized gains on sale of other real estate owned of $656,000 and $640,000, respectively for the quarter and nine month period ended September 30, 2012.

During the current year, the Company implemented a Visa card program which contributed $246,000 and $646,000 in non-interest income during the three and nine months ended September 30, 2013, respectively.

Net interest income and non-interest income comprised total revenue of $20.5 million for the three months ended September 30, 2013, compared to $19.2 million for the same period one year earlier.  For the nine months ended September 30, 2013, total revenue of $60.3 million represented an increase of $6.2 million, or 12%, from $54.1 million for the nine months ended September 30, 2012.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following tables for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$8,393	2.4%	$7,579	2.6%
Data processing	919	0.3%	901	0.3%
Occupancy	907	0.3%	903	0.3%
Marketing/Advertising	859	0.2%	330	0.1%
Legal and professional	381	0.1%	406	0.1%
Assessments	375	0.1%	230	0.1%
Loan/OREO	274	0.1%	197	0.1%
Deposit services	250	0.1%	274	0.1%
Furniture and equipment	144	0.0%	140	0.0%
Other	650	0.2%	624	0.2%

	$13,152	3.8%	$11,584	3.9%

	Nine months ended September 30,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$24,109	2.4%	$22,009	2.6%
Data processing	2,811	0.3%	2,486	0.3%
Occupancy	2,600	0.3%	2,552	0.3%
Marketing/Advertising	2,055	0.2%	1,515	0.2%
Legal and professional	1,312	0.1%	965	0.1%
Assessments	896	0.1%	655	0.1%
Loan/OREO	834	0.1%	623	0.1%
Deposit services	771	0.1%	774	0.1%
Furniture and equipment	429	0.0%	413	0.0%
Other	2,082	0.2%	2,028	0.2%

	$37,899	3.8%	$34,020	4.0%

Operating expenses were $13.2 million for the three months ended September 30, 2013, an increase of $1.6 million or 13.5% from $11.6 million at September 30, 2012.  For the nine months ended September 30, 2013, operating expenses were $37.9 million, an increase of $3.9 million or 11.4% from $34.0 million at September 30, 2012. As a percentage of average earning assets, other expenses for the three months ended September 30, 2013 and 2012 were 3.8% and 3.9%, respectively, on an annualized basis.  For the nine months ended September 30, 2013 and 2012, as a percentage of average earning assets, other expenses were 3.8% and 4.0%, respectively, on an annualized basis.  Overall, trends in non-interest expenses continue to reflect higher levels related to investments in new initiatives and personnel to support future growth.

Salaries and benefits expense of $8.4 million for the quarter ended September 30, 2013, compared to $7.6 million for the quarter ended September 30, 2012.  For the nine months ended September 30, 2013, salaries and benefits were $24.1 million, which compared to $22.0 million in 2012.  The increase in salary and benefits expense compared to the third quarter and first nine months of 2012 was primarily related to an increase in headcount to support growth and new initiatives, combined with annual salary increases necessary to remain competitive in the Company’s core markets, and increased stock-based compensation due to long-term retention awards.  At September 30, 2013, the Company employed 230 full-time equivalents (FTE) compared to 203 FTE on the same date one year earlier.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the third quarter of 2013 was $919,000 which represented an increase of approximately $18,000 over $901,000 for the same period one year earlier. For the nine months ended September 30, 2013, data processing expense was $2.8 million, which represented an increase of approximately $325,000 over $2.5 million for the same period one year earlier. The increase in data processing was primarily due to an increase in deposit transaction volumes.

Occupancy and equipment expense is comprised primarily of rent, leasehold improvements and depreciation expense for furniture, fixtures and equipment. For the current quarter, the Company recognized $1.1 million in occupancy and equipment expense compared to $1.0 million for the same period in 2012. During the nine months ended September 30, 2013, the company recognized $3.0 million in occupancy and equipment expense compared to $3.0 million in 2012.

Marketing expense of $859,000 for the period ended September 30, 2013 represented an increase of $529,000 compared to $330,000 during the same period one year earlier.  Marketing expense of $2.1 million for the first nine months of 2013 represented an increase of $540,000 compared to $1.5 million during the same period one year earlier.  The increase in marketing expense reflects enhanced marketing efforts in order to support growth and new initiatives.

Legal and professional charges were $381,000 for the quarter ended September 30, 2013 compared to $406,000 for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, legal and professional charges were $1.3 million compared to $965,000 for the nine months ended September 30, 2012.  Higher legal and professional charges for the current nine month period was attributed to an increase in legal fees as a result of an increase in nonperforming loans.

Regulatory assessments related to FDIC insurance pertaining to deposit balances, totaled $376,000 for the quarter ended September 30, 2013, compared to $230,000 for the quarter ended September 30, 2012.  For the nine months ended September 30, 2013, regulatory assessments were $896,000 compared to $655,000 for the for the same period in 2012. Regulatory assessments fluctuate depending on asset size and other factors, including credit quality.

OREO and loan related charges were $274,000 for the quarter ended September 30, 2013 compared to $197,000 for the quarter ended September 30, 2012.  For the nine months ended September 30, 2013, OREO and loan related charges were $834,000 compared to $621,000 for the same period in 2012.  The increase in OREO and loan related charges was primarily attributed to an increase in nonperforming assets.

The Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 64.18% and 60.39% for the quarters ended September 30, 2013 and September 30, 2012, respectively.  The efficiency ratio was 62.86% for the nine months ended September 30, 2013 compared to 62.90% for the same period one year earlier.

Balance Sheet

Total assets of the Company at September 30, 2013 were $1.47 billion compared to $1.34 billion at December 31, 2012. The increase was driven by an increase in deposit production which was primarily used to fund loan growth.  Loans increased slightly to 71.8% of the earning asset mix from 70.4% at December 31, 2012.

Gross loan balances were $1.01 billion at September 30, 2013, which represented an increase of $105.4 million, or 11.6%, as compared to $908.6 million at December 31, 2012. The increase in loans was broad-based throughout the portfolio with the most significant growth reflected in the commercial lending portfolio.

The following table shows the Company’s loans by type and their percentage distribution as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
(dollars in thousands)	2013	2012

Commercial	$537,823	$436,293
Real estate construction	43,289	35,501
Land loans	12,575	8,973
Real estate other	128,445	139,931
Factoring and asset based lending	178,901	195,343
SBA	106,383	87,375
Other	6,541	5,163
Total gross loans	1,013,957	908,579
Unearned fee income	(4,441)	(3,056)
Total loans	1,009,516	905,523
Less allowance for credit losses	(20,969)	(19,948)
Total loans, net	$988,547	$885,575

Commercial	53.0%	48.0%
Real estate construction	4.3%	3.9%
Land loans	1.2%	1.0%
Real estate other	12.7%	15.4%
Factoring and asset based lending	17.6%	21.5%
SBA	10.5%	9.6%
Other	0.7%	0.6%
Total gross loans	100.0%	100.0%

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $537.8 million at September 30, 2013, which represented an increase of $101.5 million, or 23.3%, compared to $436.33 million at December 31, 2012.  At September 30, 2013, commercial loans comprised 53.0% of total loans outstanding compared to 48.0% at December 31, 2012.

Approximately half of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial development projects.  The Company’s land loan portfolio consists of land and land development loans related to future construction credits. The Company’s construction and land loan portfolio together totaled approximately $55.9 million as of September 30, 2013 compared to $44.5 million as of December 31, 2012, representing an increase of $11.4 million or 25.6%.  Construction and land loan balances at September 30, 2013 and December 31, 2012 comprised 5.5% and 4.9% of total loans, respectively.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans decreased $11.5 million or 8.2% to $128.4 million at September 30, 2013 from $139.9 million at December 31, 2012.  The decrease in other real estate loans was primarily in investor type real estate term loans.  Other real estate loans represented 12.7% of total loans at September 30, 2013 compared to 15.4% at December 31, 2012.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.  In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At September 30, 2013, factoring/asset-based loans totaled $178.9 million or 17.6% of total loans, representing a decrease of $16.4 million or 8.4%, as compared to $195.3 million or 21.5% of total loans at December 31, 2012.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At September 30, 2013, SBA loans comprised $106.4 million, or 10.5%, of total loans, an increase of $19.0 million, or 21.8%, from $87.4 million or 9.6% of total loans at December 31, 2012. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.  At September 30, 2013 and December 31, 2012, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At September 30, 2013, other loans totaled $6.5 million as compared to $5.2 million at December 31, 2012.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of September 30, 2013 and December 31, 2012.

	September 30,		December 31,
	2013		2012
		Percent		Percent
	Total	of total	Total	of total
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$819,784	63.96%	$723,517	62.24%
Interest-bearing demand	9,213	0.72%	10,582	0.91%
Money market and savings	403,916	31.51%	380,949	32.77%
Certificates of deposit:
Less than $100	2,781	0.22%	3,167	0.27%
$100 and more	46,128	3.59%	44,333	3.81%

Total deposits	$1,281,822	100.00%	$1,162,548	100.00%

Deposits increased $119.3 million or 10.2% from $1.16 million at December 31, 2012 to $1.28 billion at September 30, 2013, primarily as a result of an increase in non-interest bearing demand and money market and savings accounts. As of September 30, 2013, demand deposits and core deposits represented 64.6% and 96.2% of total deposits, compared to 63.1% and 95.9% at December 31, 2012.

Leverage

Total gross loan balances at September 30, 2013 were $1.01 billion.  The resulting loan to deposit ratio was 79.2%.  Other earning assets at September 30, 2013 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $398.7 million. To date, the Company has deployed other earning assets primarily in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet, and in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding.  When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

Capital Resources

The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks.  Additional capital requirements may be imposed on banks based on market risk.

The Company’s capital resources consist of shareholders’ equity, trust preferred securities and (for regulatory purposes) the allowance for loan losses (subject to limitations).  At September 30, 2013, the Company’s capital resources increased $13.4 million to $189.0 million from $175.5 million at December 31, 2012.  Tier 1 capital increased $12.1 million to $173.2 million at September 30, 2013.  The Company’s Tier 1 capital at September 30, 2013 was comprised of $112.1 million of capital stock and surplus, $46.9 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million, offset by $2.9 million in disallowed deferred tax assets.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for loan losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of September 30, 2013, the Company’s and the Bank’s total risk-based capital ratios were 15.01% and 13.10%, respectively (15.23% for the Company and 13.08% for the Bank at December 31, 2012).

Regulatory Capital Ratios

The following table shows the Company’s capital ratios at September 30, 2013 and December 31, 2012 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of September 30,		As of December 31,
	2013		2012
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$173,166	13.76%	$161,074	13.98%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$75,532	6.00%	$69,149	6.00%

Total Capital	$188,966	15.01%	$175,548	15.23%
(to Risk Weighted Assets)
Total capital minimum requirement	$125,887	10.00%	$115,248	10.00%

Company Leverage
Tier 1 Capital	$173,166	11.84%	$161,074	12.50%
(to Average Assets)
Tier 1 capital minimum requirement	$73,134	5.00%	$64,433	5.00%

Bank Capital Ratios
Tier 1 Capital	$149,088	11.84%	$136,227	11.82%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$75,540	6.00%	$69,142	6.00%

Total Capital	$164,890	13.10%	$150,700	13.08%
(to Risk Weighted Assets)
Total capital minimum requirement	$125,900	10.00%	$115,236	10.00%

Bank Leverage
Tier 1 Capital	$149,088	10.21%	$136,227	10.59%
(to Average Assets)
Tier 1 capital minimum requirement	$73,031	5.00%	$64,326	5.00%

The Company and the Bank were considered well capitalized at September 30, 2013 and December 31, 2012.

On July 2, 2013, the Federal Reserve and other federal banking agencies approved final rules implementing “Basel III”, which are intended to strengthen the regulatory capital framework of banking organizations.  The final rules increase the minimum requirements for both the levels and quality of capital of banking organizations, make selected changes to the calculation of risk-weighted assets and adjust prompt corrective action thresholds.  The rules includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that apply to all banking organizations.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and include a minimum leverage ratio of 4.0% for all banking organizations.  The final rules retain the minimum total capital to risk-weighted assets ratio requirement of 8%.  For banking organizations with less than $250 billion in assets, such as the Company and Bank, these new standards will become effective on January 1, 2015.

The final rules also include a new capital conservation buffer requirement.  In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments, a banking organization is required to maintain a common equity capital ratio that is more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios. The capital conservation buffer requirement will be phased in over three years, beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019.  A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero.  The rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its net income for the preceding four calendar quarters (net of any distributions and associated tax effects) is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter.

The final rules also revise the prompt corrective action framework that will be effective on January 1, 2015.  Under the new prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules establish new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.  Banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, are permitted to include in Tier 1 capital trust preferred securities, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.  The existing regulatory capital framework for 1-4 family residential mortgage exposures remains unchanged.  Banking organizations with less than $250 billion in assets, such as the Company and the Bank, may make a one-time election to retain the existing treatment for most accumulated other comprehensive income, so that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

The Company is currently evaluating the final rules and their expected impact on the Company, but its preliminary assessment indicates that it would meet the requirements of the final rules if they were currently in effect.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers.   At September 30, 2013 and December 31, 2012, liquid assets as a percentage of deposits were 32.5% and 33.0%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $47.0 million in unsecured lines of credit available with correspondent banks to meet liquidity needs.  At September 30, 2013, there were no balances outstanding on these lines. Additionally, as of September 30, 2013, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $366.0 million for which the Company had collateral in place to borrow $75.0 million.  As of September 30, 2013, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate.  The Company utilizes a monthly “Gap” report as well as a quarterly simulation model to identify interest rate sensitivity over the short- and long-term.  Management considers the results of these analyses when implementing its interest rate risk management activities, including the utilization of certain interest rate hedges.

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at September 30, 2013, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of September 30, 2013
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$116,640	$—	$—	$—	$—	$116,640
Interest bearing deposits in other banks	326	—	—	—	—	326
Investment securities	3,391	4,605	6,088	62,262	205,395	281,741
Loans	321,858	44,855	100,342	413,804	133,098	1,013,957
Total earning assets	$442,215	$49,460	$106,430	$476,066	$338,493	$1,412,664

Interest checking, money market and savings	413,129	—	—	—	—	413,129
Certificates of deposit:
Less than $100,000	1,499	372	793	117	—	2,781
$100,000 or more	15,239	4,439	12,797	13,653	—	46,128
Total interest-bearing liabilities	$429,867	$4,811	$13,590	$13,770	$—	$462,038

Interest rate gap	$12,348	$44,649	$92,840	$462,296	$338,493	$950,626
Cumulative interest rate gap	$12,348	$56,997	$149,837	$612,133	$950,626

Interest rate gap ratio	0.03	0.90	0.87	0.97	1.00
Cumulative interest rate gap ratio	0.03	0.12	0.25	0.57	0.67

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at September 30, 2013 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at September 30, 2013 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at September 30, 2013 and December 31, 2012. At September 30, 2013, approximately 82.4% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of September 30, 2013
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$537,822	$212,547	$298,753	$26,523
Real estate construction	43,289	23,787	3,693	15,809
Real estate land	12,576	9,882	2,694	—
Real estate other	128,445	13,798	46,067	68,579
Factoring and asset based lending	178,901	96,835	82,066	—
SBA	106,383	2,382	1,744	102,257
Other	6,541	6,307	234	—
Total loans	$1,013,957	$365,538	$435,251	$213,168

	As of December 31, 2012
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$436,293	$199,822	$215,759	$20,712
Real estate construction	35,501	15,272	4,247	15,982
Real estate land	8,973	4,584	4,389	—
Real estate other	139,931	24,316	48,250	67,365
Factoring and asset based lending	195,343	145,003	50,340	—
SBA	87,375	1,885	1,562	83,928
Other	5,163	4,881	282	—
Total loans	$908,579	$395,763	$324,829	$187,987

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of September 30, 2013 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $20.1 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of September 30, 2013
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$2,204	$696	$1,392	$116	$—

Operating leases	6,859	2,118	4,042	699	—

Total	$9,063	$2,814	$5,434	$815	$—

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2013, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BRIDGE CAPITAL HOLDINGS

Dated: November 8, 2013	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2013	By:	/s/ Thomas A. Sa

Thomas A. Sa
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

(10.1)	Amendment to Lease for Principal Executive Office and full service banking office located at 55 Almaden Boulevard, Suite 200, City of San Jose, County of Santa Clara, State of California

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at September 30, 2013 and December 31, 2012, (ii)  the Consolidated Statement of Income for the three and nine month periods ended September 30, 2013 and 2012, (iii) the Consolidated Statement of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.