Form 10-K
period 2013-12-31
Bridge Capital Holdings
filed 2014-03-11
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Bridge Capital Holdings was $152,498,595 as of June 30, 2013.

As of February 28, 2014, Bridge Capital Holdings had 15,863,220 shares of common stock outstanding.

Documents incorporated by reference: The Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

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

The Bank is a national banking association chartered by the Comptroller. The Bank was organized on December 6, 2000 and commenced operations on May 14, 2001. Its headquarters office is located at 55 Almaden Boulevard, San Jose, California, 95113. It maintains one branch office in the Silicon Valley region, and seven loan production offices located throughout the U.S.

The Bank’s lending solutions include working capital lines of credit, structured finance (asset-based lending and factoring), 7(a) and 504 Small Business Administration (SBA) loans, commercial real estate loans, sustainable energy project financing, growth capital loans, equipment financing, letters of credit, and corporate credit cards. The Bank’s depository and corporate banking services include cash and treasury management solutions, interest-bearing term deposit accounts, checking accounts, ACH payment and wire solutions, fraud protection, remote deposit capture through its Smart Deposit Express, courier services, and online banking. Additionally, the Bank’s International Banking Division serves clients operating in the global marketplace through services including foreign exchange (FX payments and hedging), letters of credit, and import/export financing. The Bank is a Preferred SBA Lender and a High Plus Delegated Authority Lender for the Export-Import Bank of the United States

The Bank attracts the majority of its loans and deposits from small and middle-market companies, and emerging technology companies, located throughout the San Francisco Bay Area, where it provides banking services to businesses across a variety  of industries and sectors. Additionally, an increasingly larger portion of the Bank’s new business acquisition comes from its national network of loan production offices. The Bank reserves the right to change its business plan at any time, and no assurance can be given that, if the Bank’s proposed business plan is followed, it will prove successful.

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

Lending Activities

The Bank engages in a full range of lending products designed to meet the specialized needs of its customers, including commercial lines of credit and term loans, constructions loans, and equipment loans. Additionally, the Bank extends accounts receivable, factoring and inventory financing to qualified customers.  Loans are also offered through the Small Business Administration guarantee 7(a) and 504 loan programs (described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Earning Assets—Loan Portfolio”).

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

For additional information concerning the Bank, see Selected Financial Data under Item 6 on page 19.

Competition

The commercial banking business in Santa Clara County, as it is elsewhere in California, is highly competitive, and each of the major branch banking institutions operating in California has one or more offices in the Bank’s service area.  The Bank competes in the marketplace for deposits and loans, principally against these banks, independent community banks, savings and loan associations, thrift and loan companies, credit unions, mortgage banking companies, and non-bank  institutions such as mutual fund companies and investment brokerage firms that claim a portion of the market.

Larger banks may have a competitive advantage because of their higher lending limits and their access to relatively large marketing resources.  They also perform services, such as trust services, discount brokerage and insurance services, which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers.  For borrowers requiring loans in excess of the Bank’s legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit.  As of December 31, 2013, the Bank’s unsecured legal lending limit to a single borrower and such borrower’s related parties was $26.0 million based on regulatory capital of $169.0 million.

The Bank’s business is concentrated in its service area, which primarily encompasses Santa Clara County, and also includes, to a lesser extent, the contiguous areas of Alameda, San Mateo and Santa Cruz counties.  In certain lines of business the Bank has extended beyond its primary service area.

In order to compete with major financial institutions in its primary service area, the Bank uses to the fullest extent possible the flexibility that is accorded by its independent status.  This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank’s officers, directors and employees.  The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the professional and business fields, such as loans for equipment, furniture, and tools of the trade or expansion of practices or businesses.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted.  The Dodd-Frank Act represents a fundamental restructuring of federal banking regulation.  The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions continue to take effect.  The numerous rules and regulations that have been adopted and are yet to be adopted under Dodd-Frank are likely to significantly impact the Company’s operations and compliance costs.  Certain provisions of the Dodd-Frank Act are effective and have been fully implemented, including revisions in the deposit insurance assessment base for FDIC insurance and a permanent increase in coverage to $250,000 per account; the permissibility of paying interest on business checking accounts; the requirement that a bank holding company act as a source of financial strength for its subsidiary banks; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation.  Action in 2013 to implement the final Dodd-Frank provisions included (i) final new capital rules, (ii) a final rule to implement the Volcker rule restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau.

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

Securities Exchange Act of 1934

The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This registration requires ongoing compliance with the Exchange Act and its periodic filing requirements, as well as a wide range of federal and state securities laws. Under the Exchange Act and the SEC’s rules, the Company must electronically file periodic and current reports as well as proxy statements with the SEC.  The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Schedule 14A (Information Required in Proxy Statement).  The Company may prepare additional filings as required.  The SEC maintains an Internet site, http://www.sec.gov, at which all forms filed electronically may be accessed.  Our SEC filings are also available on our website at http://www.bridgecapitalholdings.com.

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

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

Under certain circumstances, the Comptroller may determine that the capital ratios for a national bank must be maintained at levels that are higher than the minimum levels required by the guidelines.  A national bank that does not achieve and maintain required capital levels may be subject to supervisory action by the Comptroller through the issuance of a capital directive to ensure the maintenance of required capital levels. \

The federal banking agencies, including the Comptroller, have adopted regulations implementing a system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).  The regulations establish five capital categories with the following characteristics:  (1) “Well capitalized,” consisting of institutions with a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) “Adequately capitalized,” consisting of institutions with a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital of 4.0% or greater and a leverage ratio of 4.0% or greater and which do not meet the definition of a “well capitalized” institution; (3) “Undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (4) “Significantly undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (5) “Critically undercapitalized,” consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%.  The prompt correction action standards will change when the new Basel III capital ratios become effective.  Under the new standards, in order to be considered well-capitalized, the Bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).  See “—Basel Accords and the New Capital Standards.” The regulations establish procedures for the classification of financial institutions within the capital categories, for filing and reviewing capital restoration plans required under the regulations, and for the issuance of directives by the appropriate regulatory agency, among other matters.  See “Supervision and Regulation — Prompt Corrective Action” for additional discussion regarding regulations.

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

At December 31, 2013, the Company and the Bank have capital ratios that place them in the “well capitalized” category under the standards in effect on that date. See Note 16 to the Consolidated Financial Statements included under Item 8 of this Annual Report.

Basel Accords and the New Capital Standards

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

A new framework and accord, referred to as Basel II, evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasized internal assessment of credit, market and operational risk and supervisory assessment and market discipline. The Company was not required to comply with Basel II and elected not to apply the Basel II standards.  In 2010 and 2011, the Basel Committee finalized proposed reforms on capital and liquidity, generally referred to as Basel III, to further strengthen the Basel II framework in response to the worldwide economic downturn.

On July 2, 2013, the FRB and other federal banking agencies approved final rules implementing Basel III.  The final rules increase the minimum requirements for both the levels and quality of capital of banking organizations, make selected changes to the calculation of risk-weighted assets and adjust prompt corrective action thresholds.  The new standards, which will become effective on January 1, 2015:

•                  Impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;

•                  Create a new minimum Tier 1 common equity ratio of 4.5%;

•                  Increase the minimum Tier 1 capital ratio to 6.0%;

•                  Retain the minimum total capital to risk-weighted assets ratio requirement of 8%;

•                  Include a minimum leverage ratio of 4.0% for all banking organizations;

•                  Create a new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios, to be phased in from 2016 to 2019, and which must be met to avoid limitations on the ability of the Bank or the Company to pay dividends, repurchase shares or pay discretionary bonuses; and

•                  Introduce a countercyclical capital buffer of up to 2.5% during periods of excessive credit growth, as determined by the FRB.

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

The Company is currently evaluating the final rules and their expected impact on the Company, but its preliminary assessment indicates that it would meet the requirements of the final rules as of December 31, 2013 if they were in effect on that date.

Deposit Insurance Coverage and Premiums

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

The Dodd-Frank Act increased the minimum reserve ratio (the ratio of the net worth of the FDIC’s Deposit Insurance Fund to estimated insured deposits) from 1.15% of estimated deposits to 1.35% of estimated deposits (or a comparable percentage of the asset-based assessment base described above).  The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio when setting assessments for insured depository institutions with less than $10 billion in total consolidated assets, including the Bank. The FDIC has until September 30, 2020 to achieve the new minimum reserve ratio of 1.35%.  FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarterly period ended December 31, 2009, the Financing Corporation assessment equaled 1.02 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Prompt Corrective Action

The federal banking agencies, including the Comptroller, have adopted regulations implementing a system of prompt corrective action under FDICIA.  The regulations establish five capital categories:  (1) “well capitalized,”; (2) “adequately capitalized,”; (3) “undercapitalized,”; (4) “significantly undercapitalized,”; and (5) “critically undercapitalized,”  See “Capital Adequacy Requirements” above for a discussion of the features of each capital category.

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

Potential Enforcement Actions and Supervisory Agreements

Under federal law, national banks, their holding companies and their respective institution-affiliated parties may be the subject of potential enforcement actions by the Comptroller or the FRB for unsafe and unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency.  During periods of economic stress, regulatory oversight can be expected to increase and regulatory agencies become more aggressive in responding to concerns and trends identified in examinations.  One result of this heightened activity is an increase in the issuance of enforcement actions.  Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

Payment of Dividends

The Company — Historically, the Company has not paid dividends but has retained earnings to support growth.  The ability of the Company to make dividend payments is subject to statutory and regulatory restrictions.  Under California law, a California corporation such as the Company may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  In the event sufficient retained earnings are not available for the proposed distribution, a California corporation may nevertheless make a distribution to its shareholders if, giving effect to the distribution, the value of the corporation’s assets would equal or exceed the value of its liabilities plus the amount of shareholder preferences, if any. It is the FRB’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.

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

Impact of Government Monetary Policy

The earnings of the Bank are and will be affected by the policies of regulatory authorities, including the FRB.  An important function of the FRB is to regulate the national supply of bank credit.  Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and changes in the discount rate which banks pay on advances from the Federal Reserve System.  These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates on loans or interest rates paid for deposits.  The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effect, if any, of such policies upon the future business earnings of the Bank cannot be predicted.

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

General Business Risks

We may suffer losses in our loan portfolio.

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

We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  While this process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are dependent to a great extent on our subjective assessment based upon our experience and judgment. We can provide no assurance that our allowance for loan losses will be adequate to absorb actual losses in the future.

In addition, bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses.  While we believe that our allowance for loan losses is currently adequate to cover potential losses, we cannot guarantee that future increases to the allowance for loan losses may not be required by regulators or other third party loan review or financial audits.

Poor economic conditions in the Northern California real estate market may cause us to suffer higher default rates on our loans and decreased value of the assets we hold as collateral.

The majority of our assets and deposits were generated in Northern California.  At December 31, 2013, approximately 30% of our loan portfolio was secured by real property in Northern California. During 2013, the real estate market in Northern California showed signs of stabilization and some improvement, as evidenced by increasing prices and increased transaction volume, and decreased foreclosure rates. These improvements follow an extended period of deterioration and there is no certainty that improvements will continue, or that we not might return to further deterioration in the real estate market.  Further deterioration may result in an increase in the level of our nonperforming loans, particularly commercial real estate loans. When real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, we may experience greater charge-offs and, similarly, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and, as a result, we are more likely to suffer losses on defaulted loans. If this real estate trend in our market areas continues or worsens, the result could be reduced income, increased expenses, and less cash available for lending and other activities, which could have a material and adverse effect on our financial condition and results of operations.

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

Our legal lending limit to a single borrower and such borrower’s related parties as of December 31, 2013 was approximately $26.0 million. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. Our lending limit affects our ability to seek relationships with the area’s larger and more established businesses. We cannot be assured of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease, which could have a material and adverse effect on our financial condition and results of operations.

Market and Interest Rate Risks

Changes in interest rates could reduce income and cash flow

The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings (the “interest rate spread”). We cannot control or prevent changes in the level of interest rates.  They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.  See “Item 7a Quantitative and Qualitative Disclosures About Market Risk” which is incorporated by reference in this paragraph.

Recent decreases in market interest rates have caused the Company’s interest rate spread to decline significantly, which reduces potential revenue and net income.  Sustained low levels of market interest rates will likely continue to put pressure on our profitability.  Any material reduction in interest rate spread could have a material adverse effect on our business, profitability and financial position.

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

A majority of  our business is located in California.  Our financial condition and operating results will be subject to changes in economic conditions in California. A significant and prolonged downturn in the California economy could adversely affect financial institutions doing business in California, such as the Company. Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, the California state government’s budgetary difficulties and continuing fiscal difficulties.  The Company will be subject to changes in economic conditions. We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect us.

The markets in which Bridge Capital Holdings operates are subject to the risk of earthquakes and other natural disasters

Most of the properties of Bridge Capital Holdings are located in California. Also, most of the real and personal properties which currently secure the Company’s loans are located in California. California is a state which is experiencing a record drought and its prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood or other natural disaster, Bridge Capital Holdings faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations.  Although we do not engage in agricultural lending, the drought in California could have an impact on the State’s economy and our customers.  Therefore, the continuing drought or a  major earthquake, flood or other natural disaster in California could have a material adverse effect on Bridge Capital Holdings’ business, financial condition, results of operations and cash flows.

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

As noted above, the Dodd-Frank Act was enacted on July 21, 2010.  The Dodd-Frank Act mandates significantly increased supervisory activities and many new studies and regulations.  We can give no assurance as to what form additional regulations required by the Dodd-Frank Act might take or whether and when they could become effective.

Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the U.S.  Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s principal executive office and a full service banking office are located at 55 Almaden Boulevard in San Jose, California.  The office consists of approximately four floors of an eight-story office building.   In September of 2013, the Company terminated two existing leases with its landlord for these premises and executed a new lease which commenced on January 1, 2014, for 120 months ending on December 31, 2023. The lease provides for an additional 20,000 square feet on an additional floor, for a total of 69,550 square feet.  The initial base rent is $163,442, increasing 3% each anniversary date thereafter.  The foregoing description is qualified by reference to the lease agreement dated September 10, 2013 and filed as Exhibit 10.1 to this Report.

In addition, the Company operates loan production offices in San Francisco, Palo Alto, Pleasanton and Newport Beach, California, Dallas, Texas, Reston, Virginia and Boston, Massachusetts.

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

	Sales Price of
	Common Stock (1)
Three Months Ended	Low	High

March 31, 2012	$10.39	$13.46
June 30, 2012	$13.30	$16.20
September 30, 2012	$14.85	$16.29
December 31, 2012	$13.75	$15.88

March 31, 2013	$15.03	$16.01
June 30, 2013	$13.65	$16.01
September 30, 2013	$15.98	$17.24
December 31, 2013	$16.55	$21.22

(1) Prices represent the actual trading history on the Nasdaq Capital Market.  Additionally, since trading in the Company’s common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company had 1,509 common shareholders of record as of December 31, 2013.

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

The following chart reflects the total return performance of the Company’s common stock for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Bridge Capital Holdings	100.00	181.21	217.50	260.00	389.00	513.50
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Western Bank	100.00	91.83	104.05	94.00	118.63	166.91

Item 6.  Selected Financial Data

The following table presents certain consolidated financial information concerning the business of the Company.  This information should be read in conjunction with the Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

	As of and for the year ended
	December 31,
(dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Statement of Operations Data:
Interest income	$70,810	$62,787	$50,694	$45,188	$44,572
Interest expense	2,518	2,195	2,256	3,071	6,763
Net interest income	68,292	60,592	48,438	42,117	37,809
Provision for credit losses	6,050	3,950	2,600	4,700	9,200
Net interest income after provision for credit losses	62,242	56,642	45,838	37,417	28,609
Other income	14,280	12,984	9,930	6,849	10,312
Other expenses	51,884	46,212	42,424	39,720	38,071
Income before income taxes	24,638	23,414	13,344	4,546	850
Income taxes	9,927	9,610	5,497	1,955	(585)
Net income	$14,711	$13,804	$7,847	$2,591	$1,435
Preferred Dividends	—	—	200	1,955	4,203
Net income (loss) available to common shareholders	$14,711	$13,804	$7,647	$636	$(2,768)

Per Share Data:
Basic earnings (loss) per share	$1.02	$0.96	$0.54	$0.06	$(0.42)
Diluted earnings (loss) per share	0.97	0.92	0.52	0.06	(0.42)
Book value per common share	10.26	9.32	8.55	8.16	7.81

Balance Sheet Data:
Balance sheet totals:
Assets	$1,604,112	$1,343,585	$1,161,033	$1,029,731	$844,067
Loans, net	1,050,960	885,575	740,696	634,557	558,977
Deposits	1,406,092	1,162,548	998,675	847,946	705,046
Shareholders’ equity	162,747	146,747	129,513	142,303	109,314

Average balance sheet amounts:
Assets	$1,431,331	$1,206,691	$1,047,141	$897,140	$868,166
Loans, net	946,262	805,560	641,894	573,173	593,352
Deposits	1,240,470	1,023,625	884,683	751,119	719,001
Shareholders’ equity	155,332	138,366	128,128	114,624	110,447

Selected Ratios:
Return on average equity	9.47%	9.98%	6.12%	2.26%	1.30%
Return on average assets	1.03%	1.14%	0.75%	0.29%	0.17%
Efficiency ratio	62.83%	62.81%	72.68%	81.12%	79.12%
Total risk based capital ratio	13.96%	15.23%	16.06%	20.87%	19.45%
Net chargeoffs (recoveries) to average gross loans	0.42%	0.31%	-0.06%	0.85%	1.92%
Allowance for loan losses to total gross loans	2.05%	2.20%	2.43%	2.39%	2.78%
Average equity to average assets	10.85%	11.47%	12.24%	12.78%	12.72%

Item  7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sale of SBA Loans

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At December 31, 2013 and December 31, 2012, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

In calculating gain on the sale of SBA loans, the Bank performs an allocation based on the relative fair values of the sold portion and retained portions of the loan.  The Company assumptions are validated by reference to external market information.

Investment Securities

Our securities are classified as either available-for-sale, held-to-maturity or trading securities. The fair value of most securities classified as available-for-sale or trading securities, are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

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

Executive Summary

The Company reported net operating income of $14.7 million for the year ended December 31, 2013 representing an increase of $908,000, compared to net income of $13.8 million for the same period one year ago.  For the year ended December 31, 2013, the Company reported earnings per diluted share of $0.97 compared to $0.92 for the year ended December 31, 2012. For the year ended December 31, 2011, the Company reported net operating income of $7.8 million.  Net income available to common shareholders was reduced by preferred dividends of $200,000 resulting in earnings per diluted share of $0.52 for the year ended December 31, 2011.  The Company retired the preferred stock issued under TARP in March of 2011 and, as a result, no longer has any preferred dividend payments.

For the year ended December 31, 2013, the Company’s return on average assets and return on average equity were 1.03% and 9.47%, respectively, and compared to 1.14% and 9.98%, respectively, for the same period in 2012, and 0.75% and 6.12%, respectively, for the same period in 2011.

The increase in earnings during 2013 compared to 2012 resulted primarily from an increase in interest income related to loans, gains on sale of SBA loans and securities and depositor service charges, offset in part by a decrease in the gain on sale of other real estate owned and decreases in warrant income. The increase in earnings during 2012 compared to 2011 resulted primarily from an increase in interest income related to loans and investment securities, warrant income and other non-interest income, offset in part by an increase in non-interest expense related to supporting growth and investments in new initiatives.

Additionally, an overview of the financial results for 2013 discussed in the MD&A include the following:

•                  Total assets grew to $1.60 billion at the end of 2013, with loans comprising 70.8% of the average earning asset mix, compared to 71.9% at prior year end.  Total deposits were $1.41 billion at December 31, 2013, which included demand deposits of $965.8 million representing the highest level of demand deposit balances since the inception of the Company.  At December 31, 2012, total assets and total deposits were $1.34 billion and $1.17 billion, respectively.

•                  Gross loans were $1.08 billion at December 31, 2013, representing an increase of $169.1 million, or 18.6%, compared to gross loans of $908.6 million at December 31, 2012.  Average loan balances increased by $143.4 million, or 17.3%, to $971.1 million for the year ended December 31, 2013, compared to $827.7 million for the year ended December 31, 2012.

•                  Net interest income and non-interest income comprised total revenue of $82.6 million in 2013 compared to $73.6 million for 2012, representing an increase of $9.0 million, or 12.2%

•                  Net interest margin decreased to 4.98% in 2013 compared to 5.27% in 2012.

•                  Provision for credit losses for 2013 increased to $6.1 million from $4.0 million in 2012.  Net charge-offs were $4.1 million for the current year compared to $2.5 million in 2012.

•                  Allowance for credit losses represented 2.04% of total gross loans and 145.18% of nonperforming loans at December 31, 2013, compared to 2.20% of total gross loans and 200.14% of nonperforming loans at December 31, 2012.

•                  As of December 31, 2013, nonperforming assets increased by $5.0 million to $15.1 million, or 0.94% of total assets, compared to $10.1 million or 0.75% of total assets at December 31, 2012.

•                  Capital ratios remained significantly above the minimum required for the Company to be considered “well-capitalized” under the current Basel regulatory framework, and continued to support the Company’s growth.  Total Risk-Based Capital Ratio was 13.96%, Tier I Capital Ratio was 12.70%, and Tier I Leverage Ratio was 11.61% at December 31, 2013.

Results of Operations

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal source of the Company’s operating earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities.  The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the three years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013			2012			2011
		Interest			Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Interest earning assets (2):
Loans (1)	$971,129	$64,629	6.66%	$827,691	$56,122	6.78%	$660,614	$45,352	6.87%
Investment securities	278,239	5,864	2.11%	235,892	6,461	2.74%	216,870	5,068	2.34%
Federal funds sold	121,983	316	0.26%	86,735	203	0.23%	109,134	255	0.23%
Interest bearing deposits	323	1	0.31%	331	1	0.30%	998	19	1.90%
Total earning assets	1,371,674	70,810	5.16%	1,150,649	62,787	5.46%	987,616	50,694	5.13%

Noninterest earning assets:
Cash and due from banks	26,147			22,946			22,392
All other assets (3)	33,510			33,096			37,133
TOTAL	$1,431,331			$1,206,691			$1,047,141

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Demand	$9,849	$3	0.03%	$5,834	$2	0.03%	$6,205	$4	0.06%
Savings	403,906	1,179	0.29%	311,712	900	0.29%	326,546	884	0.27%
Time	48,496	260	0.54%	38,933	187	0.48%	36,876	208	0.56%
Other	19,116	1,076	5.63%	29,057	1,106	3.81%	20,217	1,160	5.74%
Total interest-bearing Liabilities	481,367	2,518	0.52%	385,536	2,195	0.57%	389,844	2,256	0.58%

Noninterest-bearing liabilities:
Demand deposits	778,219			667,146			515,056
Accrued expenses and other liabilities	16,412			15,643			14,113
Shareholders’ equity	155,333			138,366			128,128
TOTAL	$1,431,331			$1,206,691			$1,047,141

Net interest income and margin		$68,292	4.98%		$60,592	5.27%		$48,438	4.90%

(1)             Includes amortization of loan fees of $11.9 million for 2013, $9.4 million for 2012 and $5.7 million for 2011.  Nonperforming loans have been included in average loan balances.

(2)             Interest income is reflected on an actual basis, not on a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)             Net of average allowance for loan losses of $20.6 million and average deferred loan fees of $4.3 million for 2013, average allowance for loan losses of $19.2 million and average deferred loan fees of $2.9 million for 2012, and average allowance for loan losses of $16.9 million and $1.8 million for 2011, respectively.

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

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (decrease)			Increase (decrease)
	due to change in			due to change in
	Average	Average	Total	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans	$9,546	$(1,039)	$8,507	$11,329	$(559)	$10,770
Investment securities	892	(1,489)	(597)	521	872	1,393
Federal funds sold	91	22	113	(52)	0	(52)
Other	(0)	0	0	(2)	(16)	(18)
Total interest income	10,530	(2,507)	8,023	11,796	297	12,093

Interest expense:
Demand	1	(0)	1	(0)	(2)	(2)
Savings	269	10	279	(42)	58	16
Time	51	22	73	10	(31)	(21)
Other	(560)	530	(30)	337	(390)	(54)
Total interest expense	(238)	561	323	304	(365)	(61)

Change in net interest income	$10,768	$(3,068)	$7,700	$11,491	$662	$12,154

Net interest income was $68.3 million in 2013, comprised of $70.8 million in interest income and $2.5 million in interest expense.  Net interest income was $60.6 million in 2012, comprised of $62.8 million in interest income and $2.2 million in interest expense.  The increase of $7.7 million in net interest income in 2013, comprised of an increase in interest income of $8.0 million offset slightly by an increase of $323,000 in interest expense, was primarily attributable to an increase in average earning assets as a result of loan growth and excess liquidity generated from deposit growth.

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

The net interest margin (net interest income divided by average earning assets) was 4.98% for the year ended December 31, 2013, as compared to 5.27% for the year ended December 31, 2012 and 4.90% for 2011. The decrease in net interest margin in 2013 was primarily due to a less favorable mix in average earning assets, decreased leverage and increased nonperforming loans. The positive impact on the net interest margin from increased loan fees for the twelve months ended December 31, 2013 compared to the same period one year ago was 5 basis points. The Company’s loan-to-deposit ratio, a measure of leverage, averaged 78.3% during the twelve months ended December 31, 2013, which represented a decrease compared to an average of 80.9% for the same period in 2012.

The increase in net interest margin in 2012 was primarily due to increased balance sheet leverage, a more favorable mix in average earning assets, and increased recurring loan fees related to overall growth of the loan portfolio. The positive impact on the net interest margin from increased loan fees for the twelve months ended December 31, 2012 compared to the same period in 2011 was 24 basis points. The Company’s loan-to-deposit ratio averaged 80.9% during the twelve months ended December 31, 2012 compared to 74.7% for the same period in 2011.

Interest Income

For the year ended December 31, 2013, the Company reported interest income of $70.8 million, an increase of $8.0 million or 12.8% over $62.8 million reported in 2012.  The increase in interest income primarily reflects an increase in average earning assets.  Average earning assets were $1.37 billion for the year ended December 31, 2013, an increase of $221.0 million, or 19.2%, over $1.15 billion for the year ended December 31, 2012.  The increase in average earning assets reflects an increase in the average loan portfolio of $143.4 million over $827.7 million in 2012, and an increase in the average securities portfolio of $42.3 million from $235.9 million in 2012.  The average yield on earning assets was 5.16% for the year ended December 31, 2013 compared to 5.46% for the year ended December 31, 2012 primarily due to a lower rate of interest earned on loans and investment securities during 2013.

For the year ended December 31, 2012, the Company reported interest income of $62.8 million, an increase of $12.1 million or 23.9% over $50.7 million reported in 2011.  The increase in interest income primarily reflects an increase in average earning assets in addition to an increase in the average yield on investment securities.  Average earning assets were $1.151 billion for the year ended December 31, 2012 an increase of $163.0 million, or 16.5%, over $987.6 million for the year ended December 31, 2011.  The increase in average earning assets reflects an increase in the average loan portfolio of $167.1 million over $660.6 million in 2011, and an increase in the average securities portfolio of $19.0 million from $216.9 million in 2011.  The average yield on earning assets was 5.46% for the year ended December 31, 2012 compared to 5.13% for the year ended December 31, 2011 due to a higher rate of interest earned on investment securities during 2012 and a more favorable mix of average earning assets. This was partially offset by lower rates of interest earned on all other earning assets.

Interest Expense

Interest expense was $2.5 million for the year ended December 31, 2013, which represented an increase of $323,000 or 14.7% compared to $2.2 million for the year ended December 31, 2012.  The increase in interest expense primarily reflects a higher level of interest bearing liabilities in 2013 compared to 2012.  The average yield on interest-bearing liabilities was 0.52% for the period ended December 31, 2013 compared to 0.57% for the period ended December 31, 2012. Average interest-bearing liabilities were $481.4 million for the year ended December 31, 2013, an increase of $95.8 million or 24.9% from $385.5 million for the year ended December 31, 2012.

Average interest bearing deposits were $462.3 million for the year ended December 31, 2013, which represented 37.3% of total average deposits and was an increase of $105.8 million, or 29.7%, from $356.5 million at December 31, 2012, representing 34.8% of total average deposits for the year.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other borrowings during the year were comprised of short term borrowings. Other interest bearing liabilities averaged $19.1 million and $29.1 million in the years ended December 31, 2013 and 2012, respectively.

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

Other borrowings during 2012 were comprised of short term borrowings.  Other interest bearing liabilities averaged $29.1 million and $20.2 million in the years ended December 31, 2012 and 2011, respectively.

Credit Risk and Provision for Loan losses

The Company maintains an allowance for loan losses which is based, in part, on the Company’s loss experience, the impact of economic conditions within the Company’s market area and, as applicable, the State of California and/or national macroeconomic conditions, the value of underlying collateral, loan performance, and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for loan losses charged to operating expense and recoveries of previously charged-off loans.  Based on management’s evaluation of such risks, the Company provided $6.1 million, $4.0 million, and $2.6 million to the allowance for loan losses in 2013, 2012 and 2011, respectively. During 2013, the Bank had $8.3 million in charge offs, and had recoveries of $4.2 million as compared to $3.1 million in charge offs and recoveries of $0.6 million in 2012.  During 2011, the Bank had $2.9 million in charge offs and $3.3 million in recoveries.  The allowance for loan losses was $21.9 million representing 2.04% of total loans at December 31, 2013, as compared to $19.9 million representing 2.20% of total loans at December 31, 2012, and $18.5 million representing 2.43% of total loans at December 31, 2011.

Management is of the opinion that the allowance for loan losses is maintained at a level adequate for known and unidentified losses inherent in the portfolio.  Additionally, the Company is seeing a consistent reduction of carrying values through continued payments by borrowers on loans that have been placed on non-accrual. Should  circumstances change and management determines that the collectibility of any of these credits becomes unlikely, there could be an adverse effect on the level of the allowance for loan losses and the Company’s future profitability.

See “Allowance for Loan Losses” for additional discussion regarding the allowance for loan losses and nonperforming assets.

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Service charges on deposit accounts	$3,674	25.7%	$3,354	25.8%	$2,876	29.0%
International fee income	2,703	18.9%	2,646	20.4%	2,488	25.1%
Gain on sale of SBA loans	2,682	18.8%	1,850	14.2%	1,743	17.6%
Warrant income	1,261	8.8%	1,422	11.0%	392	3.9%
Net gain on sale of securities	804	5.6%	323	2.5%	438	4.4%
Increase in value-bank owned life insurance	576	4.0%	422	3.3%	388	3.9%
SBA loan servicing fee income	488	3.4%	514	4.0%	411	4.1%
Net gain on sale of OREO	470	3.3%	1,056	8.1%	421	4.2%
Other non-interest income	1,622	11.4%	1,397	10.7%	773	7.9%

	$14,280	100.0%	$12,984	100.0%	$9,930	100.0%

Non-interest income totaled $14.3 million in 2013, an increase of $1.3 million or 10.0% over $13.0 million in 2012.  Non-interest income of $13.0 million in 2012 represented an increase of $3.1 million or 30.8% over $9.9 million in 2011.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, gains recognized on sales of SBA loans, warrant income and gains on sales of other real estate owned (OREO) and securities.  The increase in non-interest income during the year ending December 31, 2013 was primarily attributable to an increase in gains on sales of SBA loans, gains on sale of securities and service charges on deposit accounts, partially offset by decreases in gains from the sale of OREO.

The increase in non-interest income during the year ending December 31, 2012 was primarily attributable to an increase in warrant income. Additionally, non-interest income benefitted during 2012 by increased gains on sale of OREO and service charges on deposit accounts.

For the year ended December 31, 2013 service charge income on deposit accounts was $3.7 million, representing an increase of $320,000, or 9.5%, compared to $3.4 million for the same period one year ago.  The service charge income on deposit accounts for 2012 compared to $2.9 million in 2011, representing an increase of $478,000 or 16.6%. The increase in 2013 and 2012 was attributable to an increase in the deposit portfolio and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During 2013, the Company recognized $2.7 million in international fee income, representing an increase of $57,000, or 2.2%, compared to $2.6 million for the same period one year ago.  During 2012, the Company recognized $2.6 million in international fee income, representing an increase of $158,000, or 6.4%, compared to $2.5 million in 2011.  The increase in international fee income in both 2013 and 2012 was primarily caused by an increase in client demand for international services.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.   During 2013, the Company recognized $2.7 million in gains on sale of SBA loans, representing an increase of $832,000 or 45.0% over the prior year.  The Company recognized $1.9 million in gains on sales of SBA loans in 2012 compared to $1.7 million in 2011, representing an increase of $107,000 or 6.1%. The increase in gains on sale of SBA loans is a direct result of an increase in SBA loans sold in the current period versus the same period last year.  During 2013, the Company’s SBA group funded $65.0 million in new loans and sold $46.3 million, which included $13.5 million in loans funded in the previous year.  This compares to $54.5 million funded and $37.3 million sold in the year ended December 31, 2012, which included $12.0 million in loans funded in the previous year. For the year ended December 31, 2011, the Company’s SBA group funded $35.5 million in new loans and sold $26.6 million, which included $13.9 million in loans funded in the previous year.

Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity. During 2013, the Company recognized $1.3 million in warrant income. This represented a decrease of $161,000 or 11.3% from $1.4 million in 2012. During the first nine months of 2012, the Company redeemed several warrants. In 2012, warrant income increased $1.0 million or 262.8%, compared to $392,000 in 2011.

The Company recognized gains on the sale of securities of $804,000 during the twelve months ended December 31, 2013 which represents an increase of $481,000 or 148.9% compared to $323,000 during 2012.  During 2011 the Company recognized $438,000 in gain on the sale of securities. Compared to 2011, the decrease in gains on the sale of securities in 2012 represented $115,000 or 26.3%.

The Company earns a servicing fee on all SBA loans sold.  During 2013, $488,000 in SBA loan servicing income was recognized compared to $514,000 for the prior year, reflecting a decrease of $26,000 or 5.1%. The $514,000 recognized in 2012 represents an increase of $103,000 or 25.1% over $411,000 in 2011.

During 2013, 2012, and 2011, the Company recognized $470,000, $1.1 million, and $421,000, respectively, in gains on the sale of OREO properties. For the year ended December 31, 2013, the lower level of gains was  reflective of decreased balances of OREO as a result of the Company’s successful resolution efforts.

The Company fully implemented a Visa card program during the current year, which contributed $914,000 in non-interest income in 2013, and a modest $112,000 in non-interest income during 2012.  There was no income recognized as a result of this program in 2011.

Net interest income and non-interest income comprised total revenue of $82.6 million for the year ended December 31, 2013, compared to $73.6 million for the same period one year earlier, and $58.4 million in 2011.  This represented an increase of $9.0 million, or 12.2% in 2013, and an increase of $15.2 million, or 26.1% in 2012.

Non-interest Expenses

The components of other expense as a percentage of average assets are set forth in the following table for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Salaries and benefits	$33,543	2.3%	$30,307	2.5%	$24,606	2.3%
Occupancy and equipment	4,103	0.3%	3,994	0.3%	3,801	0.4%
Data processing	3,775	0.3%	3,257	0.3%	3,046	0.3%
Marketing	2,640	0.2%	2,060	0.2%	1,571	0.2%
Professional services	1,726	0.1%	1,206	0.1%	2,667	0.3%
Director/Shareholder expenses	1,548	0.1%	1,277	0.1%	1,158	0.1%
Assessments	1,240	0.1%	879	0.1%	1,717	0.2%
Deposit services/supplies	1,022	0.1%	989	0.1%	954	0.1%
Loan/OREO expense	1,046	0.1%	995	0.1%	1,770	0.2%
Other	1,241	0.1%	1,248	0.1%	1,134	0.1%

	$51,884	3.6%	$46,212	3.8%	$42,424	4.1%

Non-interest expenses were $51.9 million in 2013 as compared to $46.2 million in 2012 and $42.4 million in 2011.  Non-interest expense increased approximately $3.2 million in 2013 compared to 2012.  This increase was generally widespread across all categories. As a percentage of average earning assets, other expenses were 3.6%, 3.8%, and 4.1% for the years 2013, 2012 and 2011, respectively.  Overall, trends in non-interest expenses in 2013 reflect a higher level of expense related to supporting growth and investments in new initiatives.

Non-interest expense increased approximately $3.8 million in 2012 compared to 2011.  This increase was primarily attributable to increased salaries and benefits, marketing costs and data processing expense. Overall, trends in non-interest expenses in 2012 reflect a lower level of expense related to problem asset valuation and resolution and higher expenses related to supporting growth and investments in new initiatives.  Non-interest expenses measured as a percentage of average assets were 3.6% in 2013, 3.8% in 2012 and 4.1% in 2011.

Salaries and related benefits was the largest component of the Bank’s non-interest expense.  Salaries and benefits were $33.5 million for the year ended December 31, 2013 as compared to $30.3 million and $24.6 million for the years ended December 31, 2012 and 2011, respectively.  The Bank had 235 full time equivalent employees (FTE) at December 31, 2013 as compared to 207 FTE at December 31, 2012 and 193 FTE at December 31, 2011.  The increase in salaries and related benefits in 2013 compared to 2012 and 2011 was primarily attributable to the increase in headcount to support growth and new initiatives combined with annual salary increases necessary to remain competitive in the Company’s core markets and increased stock-based compensation due to long term retention awards.

Occupancy expense for the year ended December 31, 2013 was $4.1 million, compared to $4.0 million during 2012, which represents an increase of $110,000 or 2.8%.  Occupancy expense for the year ended December 31, 2012 represented an increase of approximately $192,000, or 5.1% over $3.8 million in 2011.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense in 2013 was $3.8 million which represented an increase of approximately $518,000 over $3.3 million one year earlier.  Data processing expense in 2012 represented an increase of approximately $211,000 over $3.0 million one year earlier.  The increase in data processing in both years was primarily due to an increase in deposit transaction volumes.

Legal and professional expenses were $1.7 million for the year ended December 31, 2013, which represents a $520,000 increase compared to $1.2 million one year earlier.   Legal and professional expenses were $2.7 million for the year ended December 31, 2011.  The increase in legal fees in 2013 was primarily a result of an increase of non-performing loans. The increase in legal and professional expenses in 2012 was primarily due to the early redemption of Series C preferred shares and repurchase of the related warrant, as well as legal fees associated with the active management of one non-real estate credit exposure.

Regulatory assessments related to FDIC insurance pertaining to deposit balances, totaled $1.2 million for the year ended December 31, 2013, compared to $879,000 for the year ended December 31, 2012 and $1.7 million in 2011.  Regulatory assessments fluctuate depending on asset size and other factors, including credit quality.

OREO and loan related charges were $1.0 million in 2013, compared to $995,000 in 2012, representing an increase of $51,000 or 5.1%. The increase in OREO and loan related charges was primarily attributed to an increase in nonperforming loans.  OREO and loan related charges decreased $775,000 or 43.8% in 2012 from $1.8 million in 2011.  The decrease in OREO and loan related charges during 2012 was primarily attributed to a decrease in nonperforming assets in 2012 compared to 2011.

The Company’s efficiency ratio, the ratio of non-interest expenses to revenues, was 62.76% for the twelve months ended December 31, 2013, compared to 62.81% and 72.68% for the twelve months ended December 31, 2012 and December 31, 2011, respectively.

Income Taxes

The Company’s effective tax rate was 40.3% for the year ended December 31, 2013, 41.0% for the year ended December 31, 2012 and 41.2% for the year ended December 31, 2011.  See Note 8 to the consolidated financial statements for additional information on income taxes.

Quarterly Income

The unaudited income statement data of the Company, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth herein. The results of operations are not necessarily indicative of results for any future period. The following table shows the Company’s unaudited quarterly income statement data for the years 2013 and 2012.

	Three Months Ended
(dollars in thousands, except share amounts)	March 31	June 30	September 30	December 31
Year Ended December 31, 2013:
Interest income	$16,148	$17,216	$18,419	$19,027
Interest expense	604	639	636	639
Net interest income	15,544	16,577	17,783	18,388
Provision for credit losses	750	5,300	0	0
Other income	2,918	4,756	2,710	3,896
Other expense	11,860	12,888	13,152	13,986
Income before income taxes	5,852	3,145	7,341	8,298
Income taxes	2,431	1,302	2,914	3,278
Net income	$3,421	$1,843	$4,427	$5,020

Earnings per share - basic	$0.24	$0.13	$0.31	$0.35
Earnings per share - diluted	$0.23	$0.12	$0.29	$0.33

Year Ended December 31, 2012:
Interest income	$15,325	$15,090	$15,970	$16,402
Interest expense	479	549	573	594
Net interest income	14,846	14,541	15,397	15,808
Provision for credit losses	1,750	500	200	1,500
Other income	2,542	2,972	3,785	3,685
Other expense	11,077	11,358	11,584	12,193
Income before income taxes	4,561	5,655	7,398	5,800
Income taxes	1,854	2,346	3,034	2,376
Net income	$2,707	$3,309	$4,364	$3,424

Earnings per share - basic	$0.19	$0.23	$0.30	$0.24
Earnings per share - diluted	$0.18	$0.22	$0.29	$0.23

Financial Condition and Earning Assets

As of December 31, 2013, total assets were $1.6 billion, gross loans were $1.1 billion and deposits were $1.4 billion. Assets increased $260.5 million, or 19.4%, from $1.3 billion at December 31, 2012.  Gross loans increased $169.1 million, or 18.6%, from $908.6 million at December 31, 2012.  Deposits increased $243.5 million, or 20.9%, from $1.2 billion at December 31, 2012.

As of December 31, 2012, total assets were $1.3 billion, gross loans were $908.6 million and deposits were $1.2 billion. Assets increased $182.6 million, or 15.7%, from $1.2 billion at December 31, 2011.  Gross loans increased $146.6 million, or 19.2%, from $762.0 million at December 31, 2011.  Deposits increased $163.9 million, or 16.4%, from $998.7 million at December 31, 2011.

Federal Funds Sold

Federal funds sold were $162.4 million at December 31, 2013 as compared to $113.8 million at December 31, 2012.  The Company’s investment in federal funds sold reflects the Company’s current strategy of deploying other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan growth.

The average balance of federal funds sold was $122.0 million in 2013 and $86.7 million in 2012.  These balances represented 9.8% and 8.5% of average deposits for 2013 and 2012, respectively.  They are maintained primarily for the short-term liquidity needs of the Bank.

Securities

Investment securities are classified as available for sale, held to maturity or trading securities.  Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the balance sheet.  Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Any unrealized gain or loss on trading securities is recorded in the income statement. The pre-tax unrealized loss on securities available for sale at December 31, 2013 was $1.9 million, while the pre-tax unrealized gain on securities available for sale at December 31, 2012 was $2.9 million.

The following table shows the composition of the securities portfolio at December 31, 2013 and 2012.

	As of December 31,
	2013		2012
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Securities available for sale
Debt securities:
U.S. government agency securities	$17,384	$16,929	$12,976	$13,112
Mortgage backed securities	237,593	236,387	208,058	210,919
Corporate Bonds	37,474	37,491	25,559	25,674
Municipal Bonds	2,435	2,171	2,436	2,262
Total debt securities	294,886	292,978	249,029	251,967

Total securities available for sale	$294,886	$292,978	$249,029	$251,967

Securities held to maturity
Debt securities:
Mortgage backed securities	13,788	13,683	15,237	15,606
Total debt securities	13,788	13,683	15,237	15,606

Total securities held to maturity	$13,788	$13,683	$15,237	$15,606

Trading securities	$613	$613	$—	$—

Total investment securities	$309,287	$307,274	$264,266	$267,573

The maturities and yields of the debt securities included in the investment portfolio at December 31, 2013 and December 31, 2012 are shown in the table below.  There were no equity securities in 2012.

		Due in one year		Due after one year		Due greater than
		or less		through five years		five years
			Weighted		Weighted		Weighted
	Amortized		Average		Average		Average
(dollars in thousands)	Cost	Amount	Yield	Amount	Yield	Amount	Yield

As of December 31, 2013:
U.S. government agencies	$17,384	$—	0.00%	$501	0.31%	$16,883	1.45%
Mortgage backed securities	251,381	946	1.46%	49,972	2.29%	200,463	2.72%
Corporate bonds	37,474	11,179	1.52%	20,277	1.20%	6,018	1.12%
Municipal bonds	2,435	—	0.00%	—	0.00%	2,435	2.56%
Total debt securities	$308,674	$12,125	1.45%	$70,750	1.97%	$225,799	2.56%

As of December 31, 2012:
U.S. government agencies	$12,976	$—	0.00%	$2,001	1.30%	$10,975	2.10%
Mortgage backed securities	223,295	6,754	2.70%	41,276	2.10%	175,265	3.10%
Corporate bonds	25,559	10,347	2.10%	14,227	2.00%	985	3.30%
Municipal bonds	2,436	—	2.10%	—	2.00%	2,436	2.60%
Total debt securities	$264,266	$17,101	2.20%	$57,504	2.00%	$189,661	3.00%

Loan Portfolio

The following table shows the Company’s loans by type and their percentage distribution at December 31, 2013, 2012, 2011, 2010, and 2009.

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Commercial	$585,559	$436,293	$330,348	$269,034	$253,776
Real estate construction	51,518	35,501	47,213	40,705	20,601
Land loans	13,572	8,973	6,772	9,072	12,763
Real estate other	122,063	139,931	157,446	138,633	149,617
Factoring and asset based	192,783	195,343	142,482	122,542	66,660
SBA	106,406	87,375	73,336	67,538	67,629
Other	5,730	5,163	4,431	4,023	5,395
Total gross loans	1,077,631	908,579	762,028	651,547	576,441
Unearned fee income	(4,727)	(3,056)	(2,792)	(1,444)	(1,452)
Total loan portfolio	$1,072,904	$905,523	$759,236	$650,103	$574,989

Commercial	54.3%	48.0%	43.4%	41.3%	44.0%
Real estate construction	4.8%	3.9%	6.2%	6.2%	3.6%
Land loans	1.3%	1.0%	0.9%	1.4%	2.2%
Real estate other	11.3%	15.4%	20.7%	21.3%	26.0%
Factoring and asset based	17.9%	21.5%	18.7%	18.8%	11.6%
SBA	9.9%	9.6%	9.6%	10.4%	11.7%
Other	0.5%	0.6%	0.6%	0.6%	0.9%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

Gross loan balances increased to $1.1 billion at December 31, 2013, which represented an increase of $169.1 million or 18.6% as compared to $908.6 million at December 31, 2012. The increase in total gross loans was broad-based throughout the portfolio, with the most significant growth reflected in the commercial, SBA lending, and construction portfolios, and was a result of a concerted effort to prudently grow the balance of loans in our portfolio while managing risk.  Gross loan balances of $908.6 million at December 31, 2012, represented an increase of $146.6 million or 19.2% as compared to $762.0 million at December 31, 2011. The increase in loans was primarily attributable to growth in the commercial and factoring/asset based lending portfolio.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses primarily in the Santa Clara county region as well as loans to technology-based emerging growth companies.  Commercial loans were $585.6 million at December 31, 2013, which represented an increase of $149.3 million or 34.2% over $436.3 million at December 31, 2012.  At December 31, 2013, commercial loans comprised 54.3% of total loans outstanding as compared to 48.0% at December 31, 2012.   Commercial loans were $436.3 million at December 31, 2012, which represented an increase of $105.9 million or 32.1% versus $330.3 million at December 31, 2011.  At December 31, 2012, commercial loans comprised 48.0% of total loans outstanding as compared to 43.4% at December 31, 2011.

Approximately 47% of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial and multi-family development projects.  Construction loans increased $16.0 million, or 45.1%, to $51.5 million at December 31, 2013 as compared to $35.5 million at December 31, 2012.  Construction loan balances at December 31, 2013 comprised 4.8% of total loans compared to 3.9% at December 31, 2012. Construction loans decreased $11.7 million, or 24.8%, to $35.5 million at December 31, 2012 as compared to $47.2 million at December 31, 2011.  Construction loan balances at December 31, 2012 and 2011 comprised 3.9% and 6.2% of total loans, respectively.

The Company’s land loan portfolio consists of land and land development loans related to future construction credits.  Land loans increased $4.6 million or 51.3% to $13.6 million at December 31, 2013 as compared to $9.0 million at December 31, 2012.  Land loan balances at December 31, 2013 comprised 1.3% of total loans as compared to 1.0% at December 31, 2012.  Land loans increased $2.2 million to $9.0 million at December 31, 2012 compared to $6.8 million at December 31, 2011.  Land loan balances at December 31, 2012 comprised 1.0% of total loans as compared to 0.9% at December 31, 2011.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans decreased $17.9 million, or 12.8%, to $122.1 million at December 31, 2013 as compared to $139.9 million at December 31, 2012.  The decrease was primarily attributable to other real estate term loans. The decrease in other real estate loans was primarily in owner occupied real estate term loans.  At December 31, 2013, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 41% of the total and approximately 42% were to finance buildings occupied by clients of the bank.  Approximately 15% of term real estate loans at December 31, 2013 were to finance retail properties.  Other real estate loans decreased $17.5 million or 11.1% to $139.9 million at December 31, 2012 as compared to $157.4 million at December 31, 2011.  The decrease was primarily attributable to other real estate term loans. The decrease in other real estate loans was primarily in owner occupied real estate term loans. At December 31, 2012, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 44% of the total and approximately 42% were to finance buildings occupied by clients of the bank.  Approximately 17% of term real estate loans at December 31, 2012 were to finance retail properties.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At December 31, 2013, factoring and asset based loans totaled $192.8 million or 17.9% of total loans as compared to $195.3 million or 21.5% of total loans at December 31, 2012. This compares to $142.5 million or 18.7% of total loans at December 31, 2011.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At December 31, 2013, SBA loans comprised $106.4 million, or 9.9%, of total loans, an increase of $19.0 million, or 21.8%, from $87.4 million or 9.6% of total loans at December 31, 2012.  SBA loans increased by $14.0 million or 19.14% in 2012 from $73.3 million or 9.6% in total loans at December 31,2011.   The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At December 31, 2013, 2012 and 2011 the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At December 31, 2013, other loans totaled $5.7 million as compared to $5.2 million at December 31, 2012. At December 31, 2011, other loans totaled $4.4 million.

Credit Quality and Allowance for Loan Losses

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

•                  Continuing evaluation of the performing loan portfolio

•                  Periodic review and evaluation of problem loans

•                  Off balance sheet risks

•                  Assessments by regulators and other third parties

In addition to the internal assessment of the loan portfolio, the Company also retains a consultant who performs credit reviews on a regular basis and then provides an assessment of the adequacy of the allowance for loan losses. All such reviews have confirmed the adequacy of the allowance for loan losses.  The federal banking regulators also conduct examinations of the loan portfolio periodically.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

	Year ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Balance, beginning of period	$19,948	$18,539	$15,546	$16,012	$18,554
Loans charged off by category:
Commercial	4,294	311	756	1,406	3,108
Real estate construction	—	—	—	1,274	4,561
Land loans	—	17	340	748	2,674
Real estate other	230	—	1,395	4,013	2,452
Factoring and asset based	3,735	2,250	—	132	—
SBA	—	567	415
Other	—	—	—	606	—
Total charge-offs	8,259	3,145	2,906	8,179	12,795

Recoveries by category:
Commercial	4,195	461	628	1,100	739
Real estate construction	4	11	712	799	206
Land loans	3	6	1,960	134	—
Real estate other	—	2	—	686	108
Factoring and asset based	—	—	—	43	—
SBA	3	123	—
Other	—	—	—	251	—
Total recoveries	4,205	603	3,300	3,013	1,053

Net charge-offs (recoveries)	4,054	2,542	(394)	5,166	11,742

Provision charged to expense by category:
Commercial	2,771	700	1,056	(1,391)	8,682
Real estate construction	336	(5,449)	41	660	9,528
Land loans	41	(876)	(2,028)	866	4,050
Real estate other	(2,091)	4,563	1,386	3,185	3,108
Factoring and asset based	5,519	4,220	807	603	1,061
SBA	(545)	782	1,312	495	1,175
Other	19	10	26	282	150
Total provision charged to expense	6,050	3,951	2,599	4,700	27,754

Balance, end of year	$21,944	$19,948	$18,539	$15,546	$34,566

The increase in the allowance for loan losses of $2.0 million from December 31, 2012 to $21.9 million at December 31, 2013 is primarily attributable to the growth of the loan portfolio. The provision for loan losses for the twelve months ending December 31, 2013 and December 31, 2012 was $6.1 million and $4.0 million, respectively. The increase in provision for credit losses for the year ending December 31, 2013 compared to the same period one year ago was primarily related to the strong growth of the loan portfolio and the charge-off of one asset-based commercial line of credit in the second quarter of 2013.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks, management has allocated the allowance for loan losses as a percentage of total gross loans at December 31 of the previous five years as follows:

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Commercial	$9,066	$6,394	$5,544	$4,616	$6,313
Real estate construction	1,013	673	1,220	1,628	1,376
Land loans	377	333	613	622	764
Real estate other	2,857	5,178	6,111	5,358	5,173
Factoring and asset based	6,136	4,352	2,381	1,575	1,061
SBA	2,363	2,905	2,567	1,670	1,175
Other	132	113	103	77	150
	$21,944	$19,948	$18,539	$15,546	$16,012

Commercial	0.8%	0.7%	0.7%	0.7%	1.1%
Real estate construction	0.1%	0.1%	0.2%	0.2%	0.2%
Land loans	0.0%	0.0%	0.1%	0.1%	0.1%
Real estate other	0.3%	0.6%	0.8%	0.8%	0.9%
Factoring and asset based	0.6%	0.5%	0.3%	0.2%	0.2%
SBA	0.2%	0.3%	0.3%	0.3%	0.2%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
	2.04%	2.20%	2.43%	2.39%	2.78%

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

In response to the deteriorating market conditions, the Company undertook steps to aggressively reduce the exposure to construction and land development loans with particular emphasis on reducing loans outside of its primary market area.  Management curtailed new loan origination, thoroughly reviewed collateral values of projects approaching maturity and conservatively evaluated the market prospects of collateral for indications of impairments.

At December 31, 2013, the Company’s land development portfolio was $13.6 million with just $452,000 remaining exposure outside of the primary market area.  Further, approximately 16% of the loans in this category are underwritten to amortizing term structures supported by cash flow from liquidity of the borrowers.

Construction loans at December 31, 2013 were $51.5 million with $944,000 remaining on projects outside of the primary market area.  In addition, at that date $24.7 million, or 48%, were loans to finance commercial projects.  There were no construction loans to finance residential projects of five or more units.

The aggressive management of credits in this category resulted in elevated levels of nonperforming assets as loans are placed on nonaccrual through the marketing phase of the underlying project.  In addition, loans placed on nonaccrual have been reduced to the level of indicated impairments.  This resulted in an elevated level of charge-offs.  Management believes that this practice results in a recorded level of nonperforming assets that generally has been reduced to a net liquidation value, and as these assets are liquidated do not expect to incur additional significant losses.  Nonperforming loans at December 31, 2013, on average, have been reduced by approximately 30% of the remaining contractual balance, which was taken as a charge-off against the allowance for loan losses.  Additionally, non-performing loans at December 31, 2013, on average, have been reduced by approximately 9% for payment received in non-accrual interest.

Due to positive trends in overall loan classifications during 2012 and 2013, reflecting the improving condition of the loan portfolio combined with new loan production, the Company has been able to lower the level of reserves to 2.04% of total loans at December 31, 2013.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 145.18% at December 31, 2013.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analyses.

At December 31, 2013 nonperforming assets of $15.1 million, or 0.94% of total assets reflects an increase compared to $10.1 million, or 0.75% of total assets on December 31, 2012. The increase in nonperforming assets from December 31, 2012 was primarily due to the addition of $18.8 million in non-performing loans, partially offset by $8.3 million in charge-offs and $5.6 million in collections. The addition was primarily comprised of four factoring credits totaling $8.3 million, two commercial and one real estate credit, of $5.2 million and $2.5 million, respectively. The following summarizes nonperforming assets and loans restructured and in compliance with modified terms at December 31, 2013, 2012, 2011, 2010, and 2009.

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Loans accounted for on a non-accrual basis	$15,115	$9,967	$11,840	$16,696	$17,009
Loans with principal or interest contractually past due 90 days or more, and accruing	—	—	—	—	—
Nonperforming loans	15,115	9,967	11,840	16,696	17,009
Other real estate owned	31	144	4,126	6,645	6,509
	$15,146	$10,111	$15,966	$23,341	$23,518

Loans restructured and in compliance with modified terms	5,569	9,402	10,677	4,494	16,834
Nonperforming assets and restructured loans	$20,715	$19,513	$26,643	$27,835	$40,352

The nonperforming assets at December 31, 2013 consisted of sixteen loans on nonaccrual or 90 days or more past due and still accruing totaling $15.1 million, and other real estate owned valued at $31,000. Nonperforming loans at December 31, 2013 were comprised of loans with legal contractual balances totaling approximately $24.5 million reduced by $2.1 million received in nonaccrual interest and impairment charges of $7.2 million which have been charged against the allowance for loan losses. As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for loan losses.  There were sixteen non-accrual loans totaling $10.0 million at December 31, 2012 and seventeen non-accrual loans totaling $11.8 million at December 31, 2011.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of December 31, 2013:

(dollars in thousands)

December 31, 2013

Category / Collateral	Amount

Real estate other:

Special purpose facility in Santa Cruz County	$5,169
Single family residences in Sacramento County	2,121
7,290
Factoring/asset based lending:

Business assets	5,631
5,631
SBA:

Special purpose facility in Alameda County	833
Special purpose facilities in San Diego County	304
Mixed used building in Santa Clara County	311
Special purpose facilities in Orange County	205
Lot for single family homes in Contra Costa County	52
Commercial building in San Diego County	22
Light industrial warehouse space in Stanislaus County	5
Single family residence in Santa Clara County	6
1,738
Commercial:

Business assets	452
452
Land:

Lot for commercial development in Calaveras County	4
4

Total nonperforming loans	$15,115

Included in nonperforming loans at December 31, 2013 are loans totaling $7.4 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of December 31, 2013, previously modified loans totaling $5.6 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

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

The following table summarizes the composition of deposits as of December 31, 2013, 2012 and 2011.

	As of December 31,
	2013		2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$954,727	67.90%	$723,517	62.24%	$660,036	66.09%
Interest bearing demand	11,115	0.79%	10,582	0.91%	4,272	0.43%
Money market and savings	391,310	27.83%	380,949	32.77%	298,145	29.85%
Certificates of deposit:
Less than $100,000	2,947	0.21%	3,167	0.27%	4,213	0.42%
$100,000 and more	45,993	3.27%	44,333	3.81%	32,009	3.21%

Total deposit portfolio	$1,406,092	100.00%	$1,162,548	100.00%	$998,675	100.00%

Deposits increased $243.5 million or 20.9% from $1.2 billion at December 31, 2012 to $1.4 billion at December 31, 2013. The increase in deposits was predominately in core deposit production which was primarily used to fund new loans and increase the investment portfolio.

Leverage

Total gross loan balances at December 31, 2013 were $1.1 billion.  The resulting loan to deposit ratio was 76.64%. Other earning assets at December 31, 2013 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $470.1 million.  To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

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

The Company’s capital resources consist of shareholders’ equity, trust preferred securities and (for regulatory purposes) the allowance for loan losses (subject to limitations).  At December 31, 2013, the Company’s capital resources increased $17.3 million to $192.8 million from $175.5 million at December 31, 2012.  Tier 1 capital increased $14.4 million to $175.4 million at December 31, 2013.  The Company’s Tier 1 capital at December 31, 2013 was comprised of $106.5 million of capital stock and surplus, $51.9 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The Company’s Tier 1 capital at December 31, 2012 was $161.1 million, which was comprised of $106.8 million of capital stock and surplus, $37.2 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for loan losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of December 31, 2013, the Company’s and the Bank’s total risk-based capital ratios were 13.96% and 12.25%, respectively (15.23% for the Company and 13.08% for the Bank at December 31, 2012).

The following table reflects the Company’s capital ratios for the period ended December 31, 2013 and 2012 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of December 31,
	2013		2012
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$175,432	12.70%	$161,074	13.98%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$82,875	6.00%	$69,149	6.00%

Total Capital	$192,755	13.96%	$175,548	15.23%
(to Risk Weighted Assets)
Total capital minimum requirement	$138,125	10.00%	$115,248	10.00%

Company leverage
Tier 1 Capital	$175,432	11.61%	$161,074	12.50%
(to Average Assets)
Total capital minimum requirement	$75,523	5.00%	$64,433	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$151,700	11.00%	$136,227	11.82%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$82,755	6.00%	$69,142	6.00%

Total Capital	$168,999	12.25%	$150,700	13.08%
(to Risk Weighted Assets)
Total capital minimum requirement	$137,925	10.00%	$115,236	10.00%

Bank leverage
Tier 1 Capital	$151,700	10.06%	$136,227	10.59%
(to Average Assets)
Total capital minimum requirement	$75,408	5.00%	$64,326	5.00%

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

In response to increasing risk perceived in the economic environment, during the fourth quarter of 2008 the Company raised $53.9 million of additional capital.  Additionally, to support tangible common equity as a component of Tier 1 capital and to ensure resources for the eventual TARP repayment, the Company completed the sale of $30.0 million in common stock to a group of institutional investors in a private placement transaction during the fourth quarter of 2010.

The following is a summary of these issuances:

On December 17, 2008, The Company sold $30.0 million of its Series B and B-1 Convertible Preferred Stock to the Carpenter Community BancFunds (the “Carpenter Funds”) in a private placement or approximately 31.3% of the Company’s common stock on an as-converted basis.  In connection with this sale, the Company granted certain participation and investor rights to the Carpenter Funds.  On March 31, 2010, the Company and the Carpenter Funds agreed to the early conversion of the preferred stock and, a result of the conversion, the Company issued a total of 3,710,289 shares of its common stock and convertible promissory notes in the aggregate principal amount of $789,860 (the “Notes”). On June 17, 2010, the Notes converted into 93,364 shares of common stock.

On December 23, 2008, the Company sold 23,864 shares of its Series C Preferred Stock and a warrant to purchase up to 396,412 shares of common stock to the U.S. Department of the Treasury on the TARP Capital Purchase Program for proceeds of $23.9 million.  On March 16, 2011, the Company fully redeemed its Series C Preferred Stock for $23.9 million. On April 20, 2011, the Company repurchased the warrant for $1.4 million, which was recorded as a reduction to shareholders’ equity.

On November 23, 2010, the Company sold investors 3,508,771 shares of its common stock in a private placement for an aggregate purchase price of $30.0 million.  The investors included the Carpenter Funds, which purchased 1,103,275 common shares.  Upon the completion of the private placement, the Carpenter Funds held a total of 4,906,928 shares of the Company’s common stock or approximately 33.9% of the Company’s outstanding shares of common stock.

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

The Company is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations.  The Company strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. At December 31, 2013, liquid assets as a percentage of deposits were 34.2% as compared to 33.0% in 2012.  In addition to cash and due from banks, liquid assets include interest-bearing deposits with other banks, federal funds sold, and unpledged securities available for sale.  The Company has $47.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At December 31, 2013, there were no balances outstanding on these lines. Additionally, as of December 31, 2013, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $368.0 million for which the Company had collateral in place to borrow $77.0 million.  As of December 31, 2013, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company’s earning assets and interest-bearing liabilities at December 31, 2013, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate gap divided by interest rate sensitive assets) and the cumulative interest rate sensitivity gap ratio.

	As of December 31, 2013
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$162,379	$—	$—	$—	$—	$162,379
Interest bearing deposits in other banks	326	—	—	—	—	326
U.S. treasury and Investment securities	11,409	9,025	15,859	127,898	143,187	307,378
Loans	285,737	87,954	109,429	447,895	146,616	1,077,631
Total earning assets	$459,851	$96,979	$125,288	$575,793	$289,803	$1,547,714

Interest checking, money market and savings deposits	402,425	—	—	—	—	402,425
Certificates of deposit:
Less than $250,000	3,847	8,357	3,094	13,704	—	29,002
$250,000 or more	13,579	4,151	2,208	—	—	19,938
Total interest-bearing liabilities	419,851	12,508	5,302	13,704	—	451,365

Interest rate gap	$40,000	$84,471	$119,986	$562,089	$289,803	$1,096,349
Cumulative interest rate gap	$40,000	$124,471	$244,457	$806,546	$1,096,349

Interest rate gap ratio	$0.09	$0.87	$0.96	$0.98	$1.00
Cumulative interest rate gap ratio	$0.09	$0.22	$0.36	$0.64	$0.71

Based on the contractual terms of its assets and liabilities, the Bank’s balance sheet at December 31, 2013 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at December 31, 2013 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases.  Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Bank have been written with a minimum “floor” rate.

The following table shows maturities of the loan portfolio at December 31, 2013 and 2012.  At December 31, 2013, approximately 77.5% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of December 31, 2013
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$585,559	$241,009	$311,567	$32,983
Real estate construction	51,518	18,001	11,973	21,544
Real estate land	13,572	11,395	2,177	—
Real estate other	122,063	11,644	43,666	66,753
Factoring and asset based	192,783	88,508	104,275	—
SBA	106,406	(1,607)	1,489	106,524
Other	5,730	5,476	254	—
Total loans	$1,077,631	$374,426	$475,401	$227,804

Variable rate loans	$906,828	$329,303	$391,535	$185,990
Fixed rate loans	170,803	45,124	83,866	41,813
Total loans	$1,077,631	$374,427	$475,401	$227,803

	As of December 31, 2012
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$436,294	$199,822	$215,759	$20,712
Real estate construction	35,501	15,272	4,247	15,982
Real estate land	8,973	4,584	4,389	—
Real estate other	139,931	24,316	48,250	67,365
Factoring and asset based	195,343	145,003	50,340	—
SBA	87,375	1,885	1,562	83,928
Other	5,163	4,881	282	—
Total loans	$908,579	$395,763	$324,829	$187,987

Variable rate loans	$797,663	$365,553	$270,255	$161,855
Fixed rate loans	110,916	30,210	54,574	26,132
Total loans	$908,579	$395,763	$324,829	$187,987

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements.  As of December 31, 2013 those guarantees include the following:

•                                          Financial Letters of Credit in the amount of $18.4 million.

The table below summarizes the Bank’s off-balance sheet contractual obligations:

	As of December 31, 2013
	Payments due by period
(dollars in thousands)		Less Than	1 - 3	3 - 5	More than
Contractural Obligations	Total	1 year	years	years	5 years

Long-term contracts	$2,030	$696	$1,334	$—	$—

Operating leases	6,304	2,075	3,989	240	—

Total	$8,334	$2,771	$5,323	$240	$—

Item 8.  Financial Statements and Supplementary Data

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

* * * * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bridge Capital Holdings

We have audited the accompanying consolidated balance sheets of Bridge Capital Holdings and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridge Capital Holdings and Subsidiary as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bridge Capital Holdings and Subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014, expressed an unqualified opinion.

Rancho Cucamonga, California

March 11, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Bridge Capital Holdings and Subsidiary

San Jose, California

We have audited Bridge Capital Holdings and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying managements report on internal control over financial reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three years in the period ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion on those financial statements.

Rancho Cucamonga, California

March 11, 2014

Bridge Capital Holdings and Subsidiary

Consolidated Balance Sheets

(dollars in thousands)

	As of December 31,
	2013	2012
Assets:
Cash and due from banks	$23,958	$17,251
Federal funds sold	162,379	113,790
Total cash and equivalents	186,337	131,041

Interest bearing deposits in other banks	326	335
Investment securities
Available for sale	292,977	251,967
Held to maturity	13,788	15,237
Trading securities	613	—
Total investment securities	307,378	267,204
Loans, net of allowance for credit losses of $21,944 at December 31, 2013 and $19,948 at December 31, 2012	1,050,960	885,575
Premises and equipment, net	2,081	2,042
Other real estate owned	31	144
Accrued interest receivable	4,323	3,469
Other assets	52,676	53,775
Total assets	$1,604,112	$1,343,585

Liabilities and Shareholders’ Equity:
Deposits:
Demand noninterest-bearing	$954,727	$723,517
Demand interest-bearing	11,115	10,582
Money Market and savings	391,310	380,949
Time	48,940	47,500
Total deposits	1,406,092	1,162,548

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	10	11
Other liabilities	17,736	16,752
Total liabilities	1,441,365	1,196,838

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, no par value; 30,000,000 shares authorized; 15,859,098 shares issued and outstanding at December 31, 2013; 15,738,423 shares issued and outstanding at December 31, 2012;	77,289	77,289
Additional paid in capital	35,425	31,674
Retained earnings	51,946	37,235
Accumulated other comprehensive income/(loss)	(1,913)	549
Total shareholders’ equity	162,747	146,747
Total liabilities and shareholders’ equity	$1,604,112	$1,343,585

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statements of Operations

(dollars in thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Interest Income:
Loans	$64,629	$56,122	$45,352
Investment securities	5,864	6,461	5,068
Federal funds sold	317	203	255
Interest bearing deposits in other banks	—	1	19
Total interest income	70,810	62,787	50,694

Interest Expense:
Deposits	1,443	1,089	1,096
Other	1,075	1,106	1,160
Total interest expense	2,518	2,195	2,256

Net interest income	68,292	60,592	48,438
Provision for credit losses	6,050	3,950	2,600
Net interest income after provision for credit losses	62,242	56,642	45,838

Non-Interest Income:
Service charges on deposit accounts	3,674	3,353	2,876
International fee income	2,703	2,646	2,488
Gain on sale of SBA loans	2,682	1,850	1,743
Warrant Income	1,261	1,422	392
Gain on sale - OREO	470	1,056	421
SBA loan servicing fee income	488	514	411
Gain on sale of securities	804	323	438
Other non-interest income	2,198	1,820	1,161
Total non-interest income	14,280	12,984	9,930

Operating Expenses:
Salaries and benefits	33,543	30,307	24,606
Occupancy and equipment	4,103	3,994	3,801
Data processing	3,776	3,257	3,046
Marketing	2,641	2,060	1,571
Director/Shareholder expenses	1,550	1,277	1,158
Professional services	1,726	1,206	2,667
Deposit services/supplies	1,023	989	954
Assessments	1,241	879	1,717
Loan origination expense	931	821	630
OREO expense	115	134	1,140
Other	1,235	1,288	1,134
Total operating expenses	51,884	46,212	42,424

Income before income taxes	24,638	23,414	13,344
Income taxes	9,927	9,610	5,497
Net income	$14,711	$13,804	$7,847

Preferred dividends	—	—	200
Net income available to common shareholders	$14,711	$13,804	$7,647

Basic earnings per share	$1.02	$0.96	$0.54
Diluted earnings per share	$0.97	$0.92	$0.52
Average common shares outstanding	14,444,246	14,385,629	14,247,853
Average common and equivalent shares outstanding	15,196,220	14,927,837	14,642,260

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

NET INCOME	$14,711	$13,804	$7,847

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available-for-sale	(4,113)	1,643	3,336
Related tax benefit (expense)	1,692	(674)	(1,356)
Reclassification adjustment for realized (gains) on securities (1)	(804)	(323)	(438)
Related tax expense	324	133	180
Unrealized gains/(losses) on supplemental executive retirement plan	50	250	176
Related tax benefit (expense)	(20)	(100)	(70)
Unrealized gains/(losses) on cash flow hedges	682	352	(385)
Related tax benefit (expense)	(273)	(141)	154
Other comprehensive income (loss), net of tax	(2,462)	1,140	1,597

COMPREHENSIVE INCOME	$12,249	$14,944	$9,444

(1) Amounts are included in net gains on sale of securities on the Consolidated Statement of Operations in total non-interest income.

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statement of Shareholders’ Equity

For the three Years Ended December 31, 2013

(dollars in thousands, except share data)

					Accumulated	Total
	Common Stock and		Preferred		Other	Share-
	Additional Paid in Capital		Stock	Retained	Comprehensive	holders’
	Shares	Amount	Amount	Earnings	Income (loss)	Equity

Balance at December 31, 2010	14,510,379	$104,843	$23,864	$15,784	$(2,188)	$142,303

Restricted stock issued, net	314,019	—	—	—	—	—
Stock options exercised and	407,881	2,175	—	—	—	2,175
related tendered shares	(80,353)	(716)	—	—	—	(716)
Redemption of preferred stock	—	—	(23,864)	—	—	(23,864)
Repurchase of TARP warrant	—	(1,395)	—	—	—	(1,395)
Restricted stock vesting - shares tendered for taxes	(6,745)	(72)	—	—	—	(72)
Tax benefit from exercise/vesting of stock based awards	—	290	—	—	—	290
Cash dividends on preferred stock	—	—	—	(200)	—	(200)
Stock based compensation	—	1,548	—	—	—	1,548
Other comprehensive income	—	—	—	—	1,597	1,597
Net income for the year	—	—	—	7,847	—	7,847

Balance at December 31, 2011	15,145,181	$106,673	$—	$23,431	$(591)	$129,513

Restricted stock issued, net	566,649	—	—	—	—	—
Stock options exercised and	34,848	222	—	—	—	222
related tendered shares	—	—	—	—	—	—
Restricted stock vesting - shares tendered for taxes	(8,255)	(125)	—	—	—	(125)
Tax benefit from exercise/vesting of stock based awards	—	33	—	—	—	33
Stock based compensation	—	2,160	—	—	—	2,160
Other comprehensive income	—	—	—	—	1,140	1,140
Net income for the year	—	—	—	13,804	—	13,804

Balance at December 31, 2012	15,738,423	$108,963	$—	$37,235	$549	$146,747

Restricted stock issued, net	152,670	—	—	—	—	—
Stock options exercised and	78,137	860	—	—	—	860
related surrendered shares	(12,622)	(231)	—	—	—	(231)
Restricted stock vesting - shares tendered for taxes	(97,510)	(1,949)	—	—	—	(1,949)
Tax benefit from exercise/vesting of stock based awards	—	1,511	—	—	—	1,511
Stock based compensation	—	3,560	—	—	—	3,560
Other comprehensive income	—	—	—	—	(2,462)	(2,462)
Net income for the year	—	—	—	14,711	—	14,711

Balance at December 31, 2013	15,859,098	$112,714	$—	$51,946	$(1,913)	$162,747

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Cash Flows From Operating Activities:

Net income	$14,711	$13,804	$7,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	6,050	3,950	2,600
Depreciation and amortization	1,166	1,148	1,140
Net (gain) on sale of loans	(2,682)	(1,850)	(1,743)
Net (gain) on sale of other real estate owned	(470)	(1,056)	(421)
Write down of other real estate owned	10	39	—
Deferred income tax (credit)	(4,183)	(2,107)	(4,452)
Stock based compensation	3,560	2,160	1,548
Proceeds from loan sales	49,003	39,191	26,601
Loans originated for sale	(65,006)	(54,528)	(35,509)
Net (gain) on sale of securities	(804)	(323)	(438)
Decrease (Increase) in accrued interest receivable and other assets	7,662	(6,472)	(2,888)
Increase in accrued interest payable and other liabilities	1,715	2,081	1,442
Net cash provided by (used in) operating activities	10,732	(3,963)	(4,273)

Cash Flows From Investing Activities:

Proceeds from sale of securities available for sale	27,735	22,743	43,383
Purchase of securities available for sale	(148,782)	(109,479)	(184,165)
Proceeds from paydowns/maturities of securities available for sale	76,760	61,442	121,155
Proceeds from sale of other real estate owned	573	5,031	8,778
Proceeds from maturities of interest bearing deposits	9	—	2,204
Net (increase) in loans	(152,750)	(131,675)	(104,261)
Purchase of fixed assets	(1,205)	(853)	(897)
Net cash used in investing activities	(197,660)	(152,791)	(113,803)

Cash Flows From Financing Activities:

Net increase in deposits	243,544	163,873	150,729
Proceeds from issuance of common stock	860	222	2,175
Purchase of treasury stock	(2,180)	(125)	(788)
Redemption of preferred stock	—	—	(23,864)
Repurchase of TARP warrant	—	—	(1,395)
Payment of cash dividends	—	—	(200)
Increase (decrease) in other borrowings	—	—	(7,672)
Net cash provided by financing activities	242,224	163,970	118,985

Net Increase in Cash and Equivalents:	55,296	7,216	909
Cash and equivalents at beginning of period	131,041	123,825	122,916
Cash and equivalents at end of period	$186,337	$131,041	$123,825

Other Cash Flow Information:
Cash paid for interest	$2,559	$2,196	$2,089
Cash paid for income taxes	$12,500	$10,920	$4,074
Transfer of loans to OREO	$—	$33	$6,173

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

1.             SIGNIFICANT ACCOUNTING POLICIES

Business  — Bridge Bank, National Association (“the Bank”) commenced business in Santa Clara, California on May 14, 2001.  Its main office is located at 55 Almaden Boulevard, San Jose, California, 95113.  The Bank conducts commercial and retail banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also issues cashier’s checks, sells travelers checks and provides other customary banking services.

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

Prior to the share exchange, the common stock of the Bank had been registered with the Office of Comptroller of the Currency.  As a result of the share exchange, common stock of Bridge Capital Holdings is now registered with the Securities and Exchange Commission (“SEC”).  Filings under the federal securities laws are made with the SEC rather than the Office of the Comptroller of the Currency and are available on the SEC’s website, http://www.sec.gov as well as on the Company’s website http://www.bridgecapitalholdings.com.

The Bank’s lending solutions include working capital lines of credit, structured finance (asset-based lending and factoring), 7(a) and 504 Small Business Administration (SBA) loans, commercial real estate loans, sustainable energy project financing, growth capital loans, equipment financing, letters of credit, and corporate credit cards. The Bank’s depository and corporate banking services include cash and treasury management solutions, interest-bearing term deposit accounts, checking accounts, ACH payment and wire solutions, fraud protection, remote deposit capture through its Smart Deposit Express, courier services, and online banking. Additionally, the Bank’s International Banking Division provides clients operating in the global marketplace a range of services including foreign exchange (FX payments and hedging), letters of credit, and import/export financing.

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

Principles of Consolidation - The financial statements include the accounts of Bridge Capital Holdings and its subsidiary, Bridge Bank, N.A. collectively referred to herein as “the Company”. Intercompany transactions and balances are eliminated in consolidation.

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

Recent Accounting Pronouncements — During 2013, the Financial Accounting Standards Board (FASB) issued guidance regarding the following new accounting standard applicable to financial institutions:

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2013-02, Comprehensive Income (“Topic 220”)  — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective prospectively for annual and interim periods beginning after December 15, 2012 for public entities and annual periods beginning after December 15, 2013 for nonpublic entities.  The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In 2014, the FASB issued guidance regarding the following new accounting standards applicable to financial institutions:

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2014-04, Receivables — Troubled Debt Restructurings by Creditors (“Sub-topic 310-40”)  — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim period beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2014-01, Investments — Equity Method and Joint Ventures (“Topic 323”)  — Accounting for Investments in Qualified Affordable Housing Projects amends an existing guidance to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognized the net investment performance in the income statement as a component of income tax expense or benefit.  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method of investment or a cost method of investment in accordance with Subtopic 970-323.  ASU No. 2014-01 is effective for annual and interim period beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Fair Value Measurement - Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Current accounting guidance establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There is a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable and the significance of those inputs in the fair value measurement. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data and views of market participants. The three levels for measuring fair value are based on the reliability of inputs.  See Note 13 to the financial statements for more information and disclosures relating to the Company’s fair value measurements.

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

Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and highly liquid debt instruments purchased with an original maturity of three months or less.  The Company is required to maintain non-interest earning cash reserves against certain of the deposit accounts.  As of December 31, 2013, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $952,000 were maintained.

Securities - The Company classifies its investment securities into three categories, available for sale, held to maturity, or trading securities, at the time of purchase.  Securities available for sale are reported at fair value with unrealized holding gains and/or losses, net of tax, recorded as a separate component of shareholders’ equity.  Securities held to maturity are measured at amortized cost based on the Company’s positive intent and ability to hold the securities to maturity. Trading securities are reported at fair value with any unrealized gain or loss recorded in the income statement.

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

Loans Held For Sale — The company has the ability and the intent to sell all or a portion of certain Small Business Administration (“SBA”) loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost of fair value.  At December 31, 2013 and December 31, 2012, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

As of December 31, 2013 and December 31, 2012, the amount of loans serviced for others was $106.3 million and $91.5 million, respectively.

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

Other Real Estate Owned - Other real estate owned (“OREO”) consist of properties acquired through foreclosure.  The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis.  The Company charges against the allowance for loan losses any losses arising at the time of acquisition of such properties.  After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs.  If the Company records any write-downs or losses from disposition of such properties after acquiring them, it includes this amount in other non-interest expense.  Development and improvement costs relating to OREO are capitalized (assuming they are recoverable).  At December 31, 2013 there was one land development property valued at $14,000 and one SBA real estate property valued at $17,000 owned by the Bank that were acquired through the foreclosure process.  At December 31, 2012 there were two land development properties valued at $117,000 and one SBA real estate property valued at $27,000 owned by the Bank that were acquired through the foreclosure process.

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

Stock-Based Compensation — The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company has recorded an incremental $3.6 million ($2.2 million net of tax), $2.2 million ($1.4 million net of tax), and $1.5 million ($1.0 million net of tax) of stock-based compensation expense during the years ended December 31, 2013, 2012, and 2011, respectively as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2013.   As of December 31, 2013, $11.3 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.5 years.

Stock-based compensation expense reduced basic earnings per share by $0.16, $0.10, and $0.07 and diluted earnings per share by $0.05, $0.03, and $0.04 for the years ended December 31, 2013, 2012, and 2011, respectively.

Comprehensive Income — The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The guidance also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had an accumulated other comprehensive loss totaling $(1.9) million, net of tax, at December 31, 2013, accumulated other comprehensive income totaling $549,000, net of tax, at December 31, 2012 and an accumulated other comprehensive loss of $(591,000), net of tax, at December 31, 2011.

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

	Year ended December 31,
(dollars in thousands, except share data)	2013	2012	2011

Net income	$14,711	$13,804	$7,847
Less:
Dividends on preferred shares	—	—	(200)
Net income available to common shareholders	$14,711	$13,804	$7,647

Weighted average shares used in computing:
Basic common shares	14,444,246	14,385,629	14,247,853
Dilutive potential common shares related to stock options, restricted stock, warrants, and preferred shares using the treasury stock method	751,974	542,208	394,407
Total average common shares and equivalents	15,196,220	14,927,837	14,642,260

Basic earnings (loss) per share	$1.02	$0.96	$0.54
Diluted earnings (loss) per share	$0.97	$0.92	$0.52

There were 269,945 options to acquire common stock (including those issuable pursuant to contingent stock agreements) and 133,987 shares of issued and outstanding restricted common stock that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for year ended December 31, 2013.

3.                                      SECURITIES

As of December 31, 2013 and December 31, 2012, the Company had securities available for sale of $293.0 million and $252.0 million, respectively, and securities held to maturity of $13.8 million and $15.2 million. At December 31, 2013 the Company had trading securities of $613,000, while there were no trading securities in 2012. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and estimated fair values of securities as of December 31, 2013 and December 31, 2012 are reflected in the following table.

	As of December 31, 2013
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale
Debt securities:
U.S. government agency securities	$17,384	$116	$(571)	$16,929
Mortgage backed securities	237,593	3,246	(4,452)	236,387
Corporate Bonds	37,474	116	(99)	37,491
Municipal Bonds	2,435	—	(265)	2,171
Total debt securities	294,886	3,478	(5,387)	292,978

Total securities available for sale	$294,886	$3,478	$(5,387)	$292,978

Securities held to maturity
Debt securities:
Mortgage backed securities	$13,788	$136	$(240)	$13,683
Total debt securities	13,788	136	(240)	13,683

Total securities held to maturity	$13,788	$136	$(240)	$13,683

Trading securities	$613	$—	$—	$613

Total investment securities	$309,287	$3,614	$(5,627)	$307,274

	As of December 31, 2012
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale
Debt securities:
U.S. government agency securities	$12,976	$141	$(5)	$13,112
Mortgage backed securities	208,058	3,136	(274)	210,919
Corporate Bonds	25,559	127	(12)	25,674
Municipal Bonds	2,436	—	(174)	2,262
Total debt securities	249,029	3,404	(465)	251,967

Total securities available for sale	$249,029	$3,404	$(465)	$251,967

Securities held to maturity
Debt securities:
Mortgage backed securities	$15,237	$369	$—	$15,606
Total debt securities	15,237	369	—	15,606

Total securities held to maturity	$15,237	$369	$—	$15,606

Total investment securities	$264,266	$3,773	$(465)	$267,573

The scheduled maturities of investment securities available for sale at December 31, 2013 were as follows:

	December 31, 2013
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$12,124	$12,200
Due after one year through five years	63,699	64,617
Due after five years through ten years	75,466	74,769
Due after ten years	143,597	141,392
Total securities available for sale	294,886	292,978

Due in one year or less	$—	$—
Due after one year through five years	7,052	7,060
Due after five years through ten years	—	—
Due after ten years	6,736	6,623
Total securities held to maturity	13,788	13,683

Due in one year or less	$613	$613
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Total trading securities	613	613

Total investment securities	$309,287	$307,274

	December 31, 2012
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$17,100	$17,604
Due after one year through five years	50,109	51,757
Due after five years through ten years	70,662	71,307
Due after ten years	111,158	111,299
Total securities available for sale	249,029	251,967

Due in one year or less	$—	$—
Due after one year through five years	7,395	7,478
Due after five years through ten years	—	—
Due after ten years	7,842	8,128
Total securities held to maturity	15,237	15,606

Total investment securities	$264,266	$267,573

As of December 31, 2013 and December 31, 2012, no investment securities were pledged as collateral. As of December 31, 2013, $5.3 million in unrealized losses was attributable to 78 securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2012, $332,000 in unrealized losses was attributable to 14 securities that had been in an unrealized loss position for less than 12 months.  Because the Bank had the ability to hold these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013, $300,000 in unrealized losses  was attributable to five securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2012, $133,000 in unrealized losses was attributable to 12 securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of December 31, 2013 and December 31, 2012, were caused by market interest rate increases subsequent to the purchase of the securities or price fluctuations driven by volatility of the housing market conditions.  Because the Company had the ability to hold these investments until a recovery in fair value, which may be maturity, these investments was not considered to be other-than-temporarily impaired as of December 31, 2013 and December 31, 2012, respectively.

4.             LOANS AND ALLOWANCES FOR LOAN LOSSES

The following summarizes the characteristics of the loan portfolio for the years ended December 31, 2013 and 2012:

	As of December 31,
(dollars in thousands)	2013	2012

Commercial	$585,559	$436,293
Real estate construction	51,518	35,501
Land loans	13,572	8,973
Real estate other	122,063	139,931
Factoring and asset based	192,783	195,343
SBA	106,406	87,375
Other	5,730	5,163
Total gross loans	1,077,631	908,579
Unearned fee income	(4,727)	(3,056)
Total loan portfolio	1,072,904	905,523
Less allowance for credit losses	(21,944)	(19,948)
Total loan portfolio, net	$1,050,960	$885,575

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$564,576	$9,822	$10,709	$452	$585,559
Real estate construction	51,518	—	—	—	51,518
Land loans	13,568	—	—	4	13,572
Real estate other	102,654	335	11,784	7,290	122,063
Factoring and asset based	181,526	2,317	3,309	5,631	192,783
SBA	97,940	216	6,512	1,738	106,406
Other	5,730	—	—	—	5,730
Total gross loans	$1,017,512	$12,690	$32,314	$15,115	$1,077,631

	As of December 31, 2012
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$429,754	$4,877	$986	$676	$436,293
Real estate construction	35,501	—	—	—	35,501
Land loans	8,722	—	240	11	8,973
Real estate other	106,519	1,410	26,219	5,783	139,931
Factoring and asset based	192,798	803	292	1,450	195,343
SBA	77,028	437	7,863	2,047	87,375
Other	5,163	—	—	—	5,163
Total gross loans	$855,485	$7,527	$35,600	$9,967	$908,579

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

The following table summarizes the payment status of the loan portfolio as December 31, 2013 and December 31, 2012.

	As of December 31, 2013
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$585,107	$—	$—	$—	$452	$585,559
Real estate construction	51,518	—	—	—	—	51,518
Land loans	13,568	—	—	—	4	13,572
Real estate other	114,773	—	—	—	7,290	122,063
Factoring and asset based	187,152	—	—	—	5,631	192,783
SBA	104,668	—	—	—	1,738	106,406
Other	5,679	20	31	—	—	5,730
Total gross loans	$1,062,465	$20	$31	$—	$15,115	$1,077,631

	As of December 31, 2012
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$435,543	$74	$—	$—	$676	$436,293
Real estate construction	35,501	—	—	—	—	35,501
Land loans	8,962	—	—	—	11	8,973
Real estate other	134,148	—	—	—	5,783	139,931
Factoring and asset based	193,893	—	—	—	1,450	195,343
SBA	85,328	—	—	—	2,047	87,375
Other	5,119	42	2	—	—	5,163
Total gross loans	$898,494	$116	$2	$—	$9,967	$908,579

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

As of December 30, 2013, the Company had twenty loans totaling $12.9 million classified as troubled debt restructurings.  The twenty loans were comprised of one commercial loan, sixteen other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.2% of total gross loans as of December 31, 2013. As of December 31, 2012, the Company had twenty-eight loans totaling $15.9 million classified as troubled debt restructurings. The twenty-five loans were comprised of two commercial loans, twenty-three real estate other loans and three SBA loans.

As of December 31, 2013, the Company had no unfunded commitments for loans classified as troubled debt restructurings. At December 31, 2012, the Company had $111,000, respectively, to lend additional funds for other real estate loans classified as troubled debt restructurings.

During the year ended December 31, 2013, there were no additional loans modified and designated as troubled debt restructurings. During the year ended December 31, 2012, the Company modified $2.3 million in commercial loans, $0.9 million in other real estate loans, and $39,000 in SBA loans. The modification of the terms of such loans included extended amortization periods or extended maturity dates. Based on the impairment evaluation of these individual credits, a charge-off of $750,000 was deemed necessary during the year ended December 31, 2012.

A loan is considered to be in payment default when it is 90 days contractually past due under the modified terms.  There were no loans modified within the last twelve months that defaulted during the year ended December 31, 2013.

The following table summarizes the loans categorized as troubled debt restructurings at December 31, 2013 and December 30, 2012. The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

As of December 31, 2013
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Recorded	Recorded	Recorded	Recorded	Recorded	Recorded
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$114	$77	$114	$77
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	6,443	5,088	7,564	7,290	14,007	12,378
Factoring and asset based	—	—	—	—	—	—
SBA	480	481	—	—	480	481
Other	—	—	—	—	—	—
Total gross loans	$6,923	$5,569	$7,678	$7,367	$14,601	$12,936

As of December 31, 2012
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Recorded	Recorded	Recorded	Recorded	Recorded	Recorded
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$2,598	$676	$2,598	$676
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	10,291	8,902	7,711	5,783	18,002	14,685
Factoring and asset based	—	—	—	—	—	—
SBA	480	500	—	—	480	500
Other	—	—	—	—	—	—
Total gross loans	$10,771	$9,402	$10,309	$6,459	$21,080	$15,861

Loans are designated as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of December 31, 2013 and December 31, 2012 loans designated as impaired consisted only of nonaccrual loans and troubled debt restructurings.  There were no loans outstanding that were less than or greater than 90 days or more past due and accruing interest that were considered impaired at December 31, 2013 and December 31, 2012.

The following table summarizes the loans categorized as impaired at December 31, 2013 and December 31, 2012:

	December 31,	December 31,
(dollars in thousands)	2013	2012

Nonaccrual loans (1)	$15,115	$9,967
Trouble debt restructurings - performing	5,569	9,402
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$20,684	$19,369

(1)  Nonaccrual loans include troubled debt restructurings of $7.4 million and $6.5 million at December 31, 2013 and December 31, 2012, respectively.

Impaired loans at December 31, 2013 were comprised of loans with legal contractual balances totaling approximately $30.0 million reduced by approximately $2.1 million received in non-accrual interest and impairment charges of $7.2 million which have been charged against the allowance for loan losses.

Impaired loans at December 31, 2012 were comprised of loans with legal contractual balances totaling approximately $24.9 million reduced by $1.4 million received in non-accrual interest and impairment charges of $4.1 million which have been charged against the allowance for loan losses.

The following summarizes the breakdown of impaired loans by category as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013		As of December 31, 2012
	Upaid		Upaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$856	$452	$2,007	$676
Real estate construction	—	—	—	—
Land loans	32	4	37	11
Real estate other	14,863	12,378	16,491	14,685
Factoring and asset based	11,079	5,631	2,965	1,450
SBA	3,200	2,219	3,427	2,547
Other	—	—	—	—
Total gross loans	$30,030	$20,684	$24,927	$19,369

Consistent with the Bank’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Bank did not record income from the receipt of cash payments related to nonaccrual loans during the years ended December 31, 2013 and 2012.  Interest income recognized on impaired loans represents interest the Bank recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2013 and December 31, 2012:

	As of December 31,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$564	$11	$981	$199
Real estate construction	—	—	965	—
Land loans	8	2	377	2
Real estate other	13,532	449	14,167	379
Factoring and asset based	3,541	323	1,829	16
SBA	2,383	101	2,626	97
Other	—	—	—	—
Total gross loans	$20,027	$886	$20,943	$693

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

The allowance for loan losses totaled $21.9 million and $19.9 million as of December 31, 2013 and December 31, 2012, respectively.  The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of December 31, 2013 and December 31,  2012.

	As of December 31, 2013
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$452	$—	$585,107	$9,066	$585,559	$9,066
Real estate construction	—	—	51,518	1,013	51,518	1,013
Land loans	4	—	13,568	377	13,572	377
Real estate other	12,378	588	109,685	2,269	122,063	2,857
Factoring and asset based	5,631	—	187,152	6,136	192,783	6,136
SBA	2,219	—	104,187	2,363	106,406	2,363
Other	—	—	5,730	132	5,730	132
Total	$20,684	$588	$1,056,947	$21,356	$1,077,631	$21,944

	As of December 31, 2012
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$676	$—	$435,617	$6,394	$436,293	$6,394
Real estate construction	—	—	35,501	673	35,501	673
Land loans	11	—	8,962	333	8,973	333
Real estate other	14,685	1,408	125,246	3,770	139,931	5,178
Factoring and asset based	1,450	—	193,893	4,352	195,343	4,352
SBA	2,547	—	84,828	2,905	87,375	2,905
Other	—	—	5,163	113	5,163	113
Total	$19,369	$1,408	$889,210	$18,540	$908,579	$19,948

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2013, 2012, and 2011.

		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2012	$6,394	$673	$333	$5,178	$4,352	$2,905	$113	$19,948
Provision charged to expense	2,771	336	41	(2,091)	5,519	(545)	19	6,050
Charge-offs	(4,294)	—	—	(230)	(3,735)	—	—	(8,259)
Recoveries	4,195	4	3	—	—	3	—	4,205
As of December 31, 2013	$9,066	$1,013	$377	$2,857	$6,136	$2,363	$132	$21,944

		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2011	$5,544	$1,220	$613	$6,111	$2,382	$2,567	$103	$18,540
Provision charged to expense	700	(558)	(269)	(935)	4,220	782	10	3,950
Charge-offs	(311)	—	(17)	—	(2,250)	(567)	—	(3,145)
Recoveries	461	11	6	2	—	123	—	603
As of December 31, 2012	$6,394	$673	$333	$5,178	$4,352	$2,905	$113	$19,948

		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2010	$4,616	$1,628	$622	$5,358	$1,575	$1,670	$77	$15,546
Provision charged to expense	1,056	(1,120)	(1,629)	2,148	807	1,312	26	2,600
Charge-offs	(756)	—	(340)	(1,395)	—	(415)	—	(2,906)
Recoveries	628	712	1,960	—	—	—	—	3,300
As of December 31, 2011	$5,544	$1,220	$613	$6,111	$2,382	$2,567	$103	$18,540

5.             PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at December 31, 2013 and December 31, 2012 are comprised of the following:

	As of December 31,
(dollars in thousands)	2013	2012

Leasehold improvements	$6,378	$5,884
Furniture and equipment	4,285	3,932
Capitalized software	4,369	4,011
Premises and equipment	15,032	13,827
Less accumulated depreciation and amortization	(12,951)	(11,785)
Premises and equipment, net	$2,081	$2,042

Depreciation and amortization amounted to $1.2 million, $1.1 million, and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

6.             DEPOSITS

The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of December 31, 2013, 2012 and 2011.

	As of December 31,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$954,727	67.90%	$723,517	62.24%
Interest-bearing demand	11,115	0.79%	10,582	0.91%
Money market and savings	391,310	27.83%	380,949	32.77%
Certificates of depoosit:
Less than $100	2,947	0.21%	3,167	0.27%
$100 and more	45,993	3.27%	44,333	3.81%

Total deposit portfolio	$1,406,092	100.00%	$1,162,548	100.00%

At December 31, 2013, time deposits of $100,000 or more have remaining maturities as follows:

As of December 31,
(dollars in thousands)	2013

3 months or less	$16,176
Over 3 months to 6 months	11,748
Over 6 months to 12 months	4,416
Over 1 year to 5 years	13,653
TOTAL	$45,993

At December 31, 2013, the scheduled maturities of all time deposits are as follows:

As of December 31,
(dollars in thousands)	2013

2014	$35,237
2015	4,256
2016	4,486
2017	4,961
$48,940

7.                                      JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS

Junior Subordinated Debt Securities

On December 21, 2004, the Company issued $12,372,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2035.  Interest was payable quarterly on these debt securities at a fixed rate of 5.90% for the first five years, and thereafter interest accrues at LIBOR plus 1.98%. In April of 2008, the Company entered into an interest rate swap agreement to fix the variable cash outflows associated with the debt securities to Bridge Capital Trust I for an additional five years at 6.11%.  See Note 14 for further discussion. The debt securities can be redeemed at par at the Company’s option beginning in March 2010; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in the Trust.  The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities.

On September 30, 2006 the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust II, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2037.  Interest was payable quarterly on these debt securities at a fixed rate of  6.60% for the first five years, and thereafter interest accrues at LIBOR plus 1.38%. In September of 2008, the Company entered into an interest rate swap agreement to fix the variable cash outflows associated with the debt securities to Bridge Capital Trust II for an additional five years at 6.09%. See Note 14 for further discussion.   The debt securities can be redeemed at par at the Company’s option beginning in April 2011; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

Other Borrowings

The Company had no other borrowings at December 31, 2013 and December 31, 2012.

As of December 31, 2013, the Company had a total borrowing capacity with the Federal Home Loan Bank of approximately $368.0 million for which the Company had collateral in place to borrow $77.0 million.  As of December 31, 2013, $10.0 of this borrowing capacity was pledged to secure a letter of credit.

The Company also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At December 31, 2013, there were no balances outstanding on these lines.

8.                                      INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Current:
Federal	$10,798	$9,319	$8,169
State	3,312	2,399	1,780
Total current	$14,110	$11,718	$9,949

Deferred:
Federal	(3,153)	(2,158)	(3,497)
State	(1,030)	50	(955)
Total deferred	(4,183)	(2,108)	(4,452)
Income tax provision	$9,927	$9,610	$5,497

Deferred income taxes reflect the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2013, 2012 and 2011 are as follows:

	As of ended December 31,
(dollars in thousands)	2013	2012	2011
Deferred tax assets (liability):
Deferred loan fee	$1,654	$1,049	$977
Allowance for credit losses	7,681	6,994	6,613
State income taxes	4,769	3,870	3,799
Fixed assets	776	783	579
Accrued expenses	7,976	5,990	4,507
Other	101	88	192
Net deferred tax asset	$22,957	$18,774	$16,667

In addition to the above net deferred tax asset, the Company has additional deferred tax assets / (liabilities) arising from adjustments to other comprehensive income aggregating $1.3 million, $(419,000) and $362,000, as of December 31, 2013, 2012 and 2011, respectively.

Income tax returns for the years ended December 31, 2012, 2011 and 2010 are open to audit by the federal authorities and income tax returns for the years ended December 31, 2012, 2011, 2010 and 2009 are open to audit by California authorities.

As of December 31, 2013, the Company is under examination by income tax authorities in the state of California for income tax returns for the years ended December 31, 2009 and 2008, and has recorded an unrecognized tax benefit of $508,000. The interest and penalties included in the unrecognized tax benefits are not material.  If the unrecognized tax benefit is recognized, there would not be a material impact on the annual effective tax rate. The unrecognized tax benefit is expected to be settled within the next twelve months.

The effective tax rate differs from the federal statutory rate as follows:

	Year ended December 31,
	2013	2012	2011

Federal statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal effect	6.01%	6.80%	4.02%
BOLI income	-0.82%	-0.63%	-1.02%
Low income housing credits	-0.72%	-0.76%	-1.93%
Stock-based compensation	0.35%	0.19%	0.59%
Other, net	0.46%	0.44%	4.54%
Income taxes	40.28%	41.04%	41.20%

9.                                      STOCK BASED COMPENSATION

On May 18, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (the “Plan”) which supersedes the Stock Option Plan that was established in 2001.  The Plan provides for the following types of stock-based awards:  incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock awards; restricted stock units; performance units; and stock grants.  As of December 31, 2013, the Company has issued incentive stock options, nonqualified stock options, and restricted stock awards under the Plan.

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

At the time the 2006 Equity Incentive Plan was adopted, the total authorized shares available for issuance under the 2001 Stock Option Plan was 1,813,225 shares and the number of shares available for future grant was 253,577 shares.  As the 2006 Equity Incentive Plan supersedes the 2001 Stock Option Plan, no further grants may be made under the 2001 plan and as such, the 253,577 shares that were available for future grant under the 2001 plan may no longer be awarded. The total shares that are authorized for issuance under the 2006 Equity Incentive Plan is 2,503,283 shares.

As of December 31, 2013, there were 2,093,608 shares underlying outstanding stock option and restricted stock awards under the Company’s stock-based compensation plans and 443,846 shares available for future grants under the 2006 Equity Incentive Plan.

A summary of the Company’s non-vested shares of restricted stock awards as of December 31, 2013 and changes during the period ended on that date is presented below:

	Non-Vested Restricted Stock Awards
		Weighted
	Number	Average Grant
	of Shares	Date Fair Value

Balances, December 31, 2010	500,055	$7.00

Granted	330,939	$9.15
Vested	(21,660)	$22.39
Forfeited	(16,920)	$6.28

Balances, December 31, 2011	792,414	$7.49

Granted	611,519	$15.22
Vested	(27,099)	$21.50
Forfeited	(44,870)	$9.19

Balances, December 31, 2012	1,331,964	$10.70

Granted	190,895	$17.36
Vested	(219,274)	$4.55
Forfeited	(38,225)	$12.52

Balances, December 31, 2013	1,265,360	$12.71

A summary of the Company’s stock option awards as of December 31, 2013 and changes during the period ended on that date are presented below:

	Stock Option Awards Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price

Balances, December 31, 2010	1,216,260	$11.81

Granted	295,586	$10.60
Exercised (aggregate intrinsic value of $1,656,656)	(407,881)	$5.33
Cancelled	(211,700)	$17.60
Expired	(76,285)	$18.84

Balances, December 31, 2011	815,980	$12.45

Granted	78,879	$13.87
Exercised (aggregate intrinsic value of $236,081)	(34,848)	$6.39
Cancelled	(25,977)	$10.87
Expired	(1,812)	$12.86

Balances, December 31, 2012	832,222	$12.89

Granted	79,950	$17.29
Exercised (aggregate intrinsic value of $429,423)	(78,137)	$11.02
Cancelled	(3,413)	$11.88
Expired	(2,374)	$11.22

Balances, December 31, 2013	828,248	$13.50

The following table summarizes information about stock options outstanding at December 31, 2013. Of the stock option awards outstanding as of December 31, 2013, 540,589 shares were fully vested with a weighted average exercise price of $13.79.

			Stock Option Awards Outstanding			Stock Option Awards Exercisable
				Weighted	Weighted		Weighted	Weighted
				Remaining	Exercise		Remaining	Exercise
Exercise Price range			Shares	Life (Years)	Price	Shares	Life (Years)	Price

$4.80	-	$8.52	98,983	5.6	$6.07	90,858	5.6	$5.93
$8.56	-	$13.05	377,320	6.8	10.76	211,747	6.1	10.86
$14.21	-	$22.30	281,170	5.5	17.53	167,209	2.9	18.08
$22.49	-	$22.66	70,775	2.8	22.49	70,775	2.8	22.49

			828,248	5.9	$13.50	540,589	4.6	$13.79

The aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2013 was $6.1 million and $3.9 million, respectively. The aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2012 was $3.2 million and $1.5 million, respectively.  At December 31, 2011, the aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable was $771,000 and $321,000, respectively.

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

The weighted average assumptions used for 2013, 2012, and 2011 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Year ended December 31,
	2013	2012	2011

Expected life	75 months	75 months	75 months

Stock volatility	35.0%	40.0%	35.0%

Risk free interest rate	1.6%	1.1%	1.7%

Dividend yield	0.0%	0.0%	0.0%

Fair value per share	$6.45	$5.60	$2.17

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

The following table reflects the accumulated benefit obligation and funded status of the SERP for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$5,411	$4,808	$4,288
Service cost	611	590	446
Interest cost	299	264	233
Plan participants’ contributions
Amendments	—	—	126
Actuarial (gains)/losses	(183)	(184)	(226)
Acquisitions/(divestitures)	—	—	—
Expected benefits paid	(67)	(67)	(59)
Projected benefit obligation at end of year	$6,071	$5,411	$4,808
Unfunded projected/accumulated benefit obligation	(6,071)	(5,411)	(4,808)
Additional liability	$—	$—	$—

Weighted average assumptions to determine benefit obligation as of December 31:
Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost recognized for the years ended December 31, 2013 and 2012 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2013 are as follows:

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Components of net periodic benefit cost
Service cost	$646	$611	$590
Interest cost	347	299	264
Expected return on plan assets	—	—	—
Amortization of transition obligation (asset)	—	—	—
Amortization of prior service cost	95	95	95
Amortization of actuarial (gains)/losses	(67)	(50)	(33)
Net periodic benefit cost	$1,021	$955	$916

Other comprehensive income (cost)	$(28)	$(45)	$(62)

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

Future minimum annual lease payments are as follows (dollars in thousands):

Years ended
December 31,
2014	$2,075
2015	2,109
2016	1,881
2017	175
2018	65
$6,305

Rental expense under operating leases was $2.1 million in 2013, $2.0 million in 2012 and $1.9 million in 2011.

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

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include loan commitments of $568.7 million, $457.1 million and $429.4 million at December 31, 2013, 2012 and 2011, respectively.  The Bank’s exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2013, no losses are anticipated as a result of these commitments. We have also issued certain guarantees which include financial letters of credit in the amounts of $18.4 million, $24.6 million, and $18.8 at December 31, 2013, 2012 and 2011, respectively.

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

Undisbursed loan commitments were comprised of the following at December 31, 2013 (dollars in thousands):

Loan Category	Amount

Commercial	$422,045
SBA	—
Real estate construction	59,250
Land loans	—
Real estate other	13,558
Factoring/ABL	58,603
Other	15,230
Total	$568,686

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at December 31, 2013 and 2012:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximate the fair value and are classified as Level 1 in the fair value hierarchy.

Federal Funds Sold

The carrying amount of federal funds sold approximate the fair value and are classified as Level 1 in the fair value hierarchy.

Investment Securities

For investment securities, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers and are classified as Level 2.

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

Bank owned life insurance

Cash surrender values are provided by the carrier on a periodic basis and approximate fair value of the life insurance policies.  These values are considered within Level 3 of the valuation hierarchy.

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

Cash Flow Hedge

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs — model-derived credit spreads.  The level in the fair value hierarchy within which the fair value measurement in their entirety fall shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Because the inputs used to measure the fair value of the Company’s derivatives fall into different levels of the fair value hierarchy, as of December 31, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuations adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The following table presents the carrying amount and estimated fair value for the Company’s financial instruments at December 31, 2013 and 2012:

	Year ended December 31, 2013
	Carrying				Fair
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$23,958	$23,958	$—	$—	$23,958
Federal funds sold	162,379	162,379	—	—	162,379
Interest bearing Deposits in other Banks	326	326	—	—	326
Investments securities	307,378	—	307,274	—	307,274
Loans and leases, net of unearned fees	1,072,904	—	—	1,069,534	1,069,534
Bank owned life insurance	16,530	—	—	16,530	16,530
Warrant portfolio	340	—	—	340	340

Financial liabilities:
Deposits	1,406,092	973,493	429,619	—	1,403,112
Trust preferred securities	17,527	—	—	15,709	15,709
Cash flow hedge	1,102	—	1,102	—	1,102

	Year ended December 31, 2012
	Carrying				Fair
	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$17,251	$17,251	$—	$—	$17,251
Federal funds sold	113,790	113,790	—	—	113,790
Interest bearing Deposits in other Banks	335	335	—	—	335
Investments securities	267,204	—	267,573	—	267,573
Loans and leases, net of unearned fees	905,523	—	—	906,228	906,228
Bank owned life insurance	15,954	—	—	15,954	15,954
Warrant portfolio	418			418

Financial liabilities:
Deposits	1,162,548	734,254	424,264	—	1,158,518
Trust preferred securities	17,527	—	—	17,588	17,588
Cash flow hedge	1,784	—	1,784	—	1,784

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2013
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$16,929	$—	$16,929	$—
Mortgage backed securities	236,386	—	236,386	—
Corporate bonds	37,491	—	37,491	—
Municipal bonds	2,170	—	2,170	—
Warrant portfolio	340	—	—	340
Cash flow hedge	(1,102)	—	(1,102)	—

Total	$292,214	$—	$291,874	$340

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$13,112	$—	$13,112	$—
Mortgage backed securities	210,919	—	210,919	—
Corporate bonds	25,674	—	25,674	—
Municipal bonds	2,262	—	2,262	—
Warrant portfolio	418	—	—	418
Cash flow hedge	(1,784)	—	(1,784)	—

Total	$250,601	$—	$250,183	$418

There were no transfers between Level 1 and Level 2 during the period for assets and liabilities measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the year ended December 31, 2013.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

Assets measured at fair value on a non-recurring basis for the years ended December 31, 2013 and 2012 included impaired loans and other real estate owned as follows:

	Year Ended December 31, 2013
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$452	$452
Real estate construction	—	—	—	—
Land loans	—	—	4	4
Real estate other	—	—	12,378	12,378
Factoring and asset based	—	—	5,631	5,631
SBA	—	—	2,219	2,219
Other	—	—	—	—
Total impaired loans	$—	$—	$20,684	$20,684

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	14	—	14
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	17	—	17
Other	—	—	—	—
Total other real estate owned	$—	$31	$—	$31

	Year Ended December 31, 2012
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$676	$676
Real estate construction	—	—	—	—
Land loans	—	—	11	11
Real estate other	—	—	14,685	14,685
Factoring and asset based	—	—	1,450	1,450
SBA	—	—	2,547	2,547
Other	—	—	—	—
Total impaired loans	$—	$—	$19,369	$19,369

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	117	—	117
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	27	—	27
Other	—	—	—	—
Total other real estate owned	$—	$144	$—	$144

The fair value of impaired loans was determined using Level 3 assumptions, and represents impaired loan balances for which a specific reserve has been established or on which a write down has been taken. The Company charged-off $8.3 million and $3.1 million during the years ended December 31, 2013 and 2012, respectively, as a result of impaired loans.

Generally, the Company obtains third party appraisals (or property evaluations) and/or collateral audits in conjunction with internal analyses based on historical experience on its impaired loans and other real estate owned to determine fair value.  In determining the net realizable value of the underlying collateral for impaired loans, the Company will then discount the valuation (with additional discounts depending on the age of the appraisal) to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure.  In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.  Information on the Company’s total impaired loan balances, and specific loss reserves associated with those balances, is included in Note 4, and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Allowance for Loan Losses” section.

The fair value of OREO was determined using Level 2 assumptions.  The Company charged-off $10,000 and $39,000 during the years ended December 31, 2013 and 2012, respectively, as a result of declines in the OREO property values.

The following table presents quantitative information about level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Year Ended December 31, 2013
				Range
	Fair	Valuation	Unobservable	(Weighted
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$452	Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	15-25%
Land loans	4	Third party appraisal	Management adjustment to reflect current conditions and selling costs	30%
Real estate other	12,378	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	5-20%
Factoring and asset based	5,631	Collateral valuation	Management adjustment to reflect current conditions and selling costs	50%
SBA	2,219	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-25%
Total impaired loans	$20,684

Other real estate owned:

Land loans	14	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
SBA	17	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
Total other real esate owned	$31

	Year Ended December 31, 2012
				Range
	Fair	Valuation	Unobservable	(Weighted-
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$676	Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	15-25%
Land loans	11	Third party appraisal	Management adjustment to reflect current conditions and selling costs	30%
Real estate other	14,685	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	5-20%
Factoring and asset based	1,450	Collateral valuation	Management adjustment to reflect current conditions and selling costs	50%
SBA	2,547	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-25%
Total impaired loans	$19,369

Other real estate owned:

Land loans	117	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
SBA	27	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
Total other real estate owned	$144

The unobservable inputs are based on management’s best estimates of appropriate discounts in arriving at fair market value.  Increases or decreases in any of those inputs could result in a significantly lower or higher fair value measurement. For example, a change in either direction of actual loss rates would have directionally opposite change in the calculation of the fair value of impaired loans.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of December 31, 2013 and December 31, 2012.  The Company did not have any derivative instruments that were assets as of December 31, 2013 and December 31, 2012:

(dollars in thousands)

	Fair Value
Derivatives Designated as Hedging	Balance Sheet	December 31,	December 31,
Instruments Under SFAS 133	Location	2013	2012

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	1,102	1,784
Total hedged derivatives		$1,102	$1,784

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of December 31, 2013, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the years ended December 31, 2013 and 2012.

During the years ended December 31, 2013 and 2012, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the years ended December 31, 2013 and 2012,  the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(34,000) and $(333,000), respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $709,496 will be reclassified as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the years ended December 31, 2013 and 2012.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the years ended December 31, 2013 and 2012, and as such there were no amounts included in derivative income or expense during these periods:

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Year ended December 31,
(dollars in thousands)	2013	2012

Net interest income	$(715)	$(684)
Non-interest income	—	—
Total derivative income	$(715)	$(684)

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

As of December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.1 million. As of December 31, 2013, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million  against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value.

15.                               BRIDGE CAPITAL HOLDINGS

The following are the financial statements of Bridge Capital Holdings (parent company only):

BALANCE SHEET

	As of December 31,
(dollars in thousands)	2013	2012
Assets:
Cash and due from banks	$19,127	$5,659
Investments	613	—
Investment in bank & subsidiaries	159,463	158,802
Other assets	2,554	1,681
Total Assets	$181,757	$166,142

Liabilities:
Junior Subordinated Debt	$17,527	$17,527
Other liabilities	1,483	1,869
Total Liabilities	19,010	19,396

Capital:
Common stock and additional paid in capital	112,714	108,963
Retained earnings	37,235	23,430
Current year net income	14,711	13,804
Other Comprehensive income	(1,913)	549
Total Capital	162,747	146,746
Total Liabilities and Capital	$181,757	$166,142

STATEMENT OF OPERATIONS

	Year ended December 31,
(dollars in thousands)	2013	2012	2011

Interest income	$27	$7	$12
Interest expense	1,073	1,076	1,084
Noninterest income	1,262	1,422	392
Noninterest expense	1,246	1,143	790

Loss before income taxes	(1,031)	(790)	(1,470)
Income tax benefit	426	327	712
Loss before undistributed income of the bank	(605)	(463)	(758)
Equity in undistributed income of the bank	15,316	14,267	8,605
Net income	$14,711	$13,804	$7,847

STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011

Net Income	$14,711	$13,804	$7,847

Other Comprehensive Income (Loss):
Unrealized gains/(losses) on cash flow hedges	682	352	(384)
Other comprehensive income (loss), before income taxes	$682	$352	$(384)
Income tax (expense) benefit	(273)	(141)	154
Other comprehensive income (loss), net of tax	$409	$211	$(230)
Comprehensive Income	$15,120	$14,015	$7,617

STATEMENT OF CASH FLOWS

	Year ended December 31,
(dollars in thousands)	2013	2012	2011

Cash Flow From Operating Activities:
Net income	$14,711	$13,804	$7,847
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings (loss) of subsidiaries	(15,316)	(14,267)	(8,605)
Stock option expense	3,560	2,160	1,548
Net change in other assets	(8,044)	(781)	(2,248)
Net change in other liabilities	3,020	(159)	349
Net cash (used in) provided by operating activities	(2,069)	756	(1,109)

Cash Flow From Investing Activities:
Purchase and sale of investment securities	(613)	—	40,153
Investment in subsidiary	1,270	—	(15,460)
Net cash provided by investing activities	657	—	24,693

Cash Flow From Financing Activities:
Proceeds from issuance of common stock	860	222	2,175
Purchase of treasury stock	(2,180)	(125)	(788)
Redemption of preferred stock	—	—	(23,864)
Repurchase of TARP warrant	—	—	(1,395)
Proceeds from investment in subsididary	16,200
Payment of cash dividends	—	—	(200)
Net cash (used in) provided by financing activities	14,880	97	(24,072)

Net increase (decrease) in cash and equivalents	13,468	853	(488)
Cash and equivalents at beginning of period	5,659	4,806	5,294
Cash and equivalents at end of period	$19,127	$5,659	$4,806

16.                               REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Management believes, as of December 31, 2013, that the Bank and the Company meets all capital adequacy requirements to which they are subject.

The following table shows the Company’s capital ratios at December 31, 2013 and 2012 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of December 31,
	2013		2012
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital (to Risk Weighted Assets)	$175,432	12.70%	$161,074	13.98%
Tier 1 capital minimum requirement	$82,875	6.00%	$69,149	6.00%

Total Capital (to Risk Weighted Assets)	$192,755	13.96%	$175,548	15.23%
Total capital minimum requirement	$138,125	10.00%	$115,248	10.00%

Company leverage
Tier 1 Capital (to Average Assets)	$175,432	11.61%	$161,074	12.50%
Total capital minimum requirement	$75,523	5.00%	$64,433	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital (to Risk Weighted Assets)	$151,700	11.00%	$136,227	11.82%
Tier 1 capital minimum requirement	$82,755	6.00%	$69,142	6.00%

Total Capital (to Risk Weighted Assets)	$168,999	12.25%	$150,700	13.08%
Total capital minimum requirement	$137,925	10.00%	$115,236	10.00%

Bank leverage
Tier 1 Capital (to Average Assets)	$151,700	10.06%	$136,227	10.59%
Total capital minimum requirement	$75,408	5.00%	$64,326	5.00%

17.                               Preferred Stock and Warrant under the TARP Capital Purchase Program

On December 23, 2008, the Company issued 23,864 shares of Series C Preferred Stock (Preferred Stock) and a 10-year warrant to purchase up to 396,412 shares of the Company’s common stock at an exercise price of $9.03 per share to the U.S. Treasury under the TARP Capital Purchase Program for an aggregate amount of $23.9 million.  The Company paid a cash dividend on the Preferred Stock of 5% while it was outstanding.

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

On April 20, 2011, the Company negotiated and repurchased the unexercised warrant held by the U.S. Treasury for $1.4 million, which was recorded as a reduction to shareholders’ equity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” for additional preferred and common stock discussion.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no current or anticipated changes in, or disagreements with, accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9a. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of December 31, 2013, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to its management, including its principal executive and principal officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management’s report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, management concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2013.  Vavrinek, Trine, Day & Co., LLP’s audit report appears on Page 46.

Item 9b.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart provides information as of December 31, 2013 concerning the Company’s equity compensation plans:

(C)
	(A)		Number of Securities
	Number of Securities	(B)	Remaining Available
	To Be Issued Upon	Weighted Average	For Future Issuance
	Exercise of	Grant Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Stock,	Restricted Stock,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights	Reflected in Column (A)

Equity compensation plans approved by security holders	2,093,608	$13.02	443,846

Equity compensation plans not approved by security holders	—	—	—

Total	2,093,608	$13.02	443,846

The additional information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

BRIDGE CAPITAL HOLDINGS

Date:	March 11, 2014	By:	/s/ Daniel P. Myers
Daniel P. Myers, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Lawrence Owen Brown	Director	March 11, 2014
Lawrence Owen Brown

/s/Howard N. Gould	Director	March 11, 2014
Howard Gould

/s/Dr. Francis J. Harvey	Director	March 11, 2014
Dr. Francis J. Harvey

Chairman
/s/Allan C. Kramer, M.D.	Director	March 11, 2014
Allan C. Kramer, M.D.

/s/Robert P. Latta	Director	March 11, 2014
Robert Latta

Vice Chairman
/s/Thomas M. Quigg	Director	March 11, 2014
Thomas M. Quigg
President
Chief Executive Officer
/s/Daniel P. Myers	Director	March 11, 2014
Daniel P. Myers	(Principal Executive Officer)

/s/Christopher B. Paisley	Director	March 11, 2014
Christopher B. Paisley

/s/Terry S. Schwakopf	Director	March 11, 2014
Terry S. Schwakopf

/s/Barry A. Turkus	Director	March 11, 2014
Barry A. Turkus
Executive Vice President
Chief Financial Officer
/s/Thomas A. Sa	Director	March 11, 2014
Thomas A. Sa	(Principal Financial
and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

(3.1)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K dated 10/1/04)

(3.2)	Amendment to the Company’s Articles of Incorporation dated August 27, 2004 (incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-K dated 10/1/04)

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

(4.1)

Indenture dated as of December 21, 2004 between Bridge Capital Holdings and JP Morgan Chase Bank as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated 12/31/04)

(4.2)

Amended and Restated Declaration of trust of Bridge Capital Holdings Trust I dated December 21, 2004 Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated 12/31/04)

(4.3)

Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated as of August 21, 2008, which includes as Exhibit A the form of Certificate of Determination for the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C a Summary of Rights to Purchase Shares of Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2008)

(10.1)

Amendment to lease for Principal Executive Office and full service banking office located at 55 Almaden Boulevard, Suite 200, City of San Jose, County of Santa Clara, State of California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated 09/30/13)

(10.2)	Wire Transfer Service Agreement with BankServ, Inc dated 6/25/02 California (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated 12/31/04)

(10.3)	Bridge Bank Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K dated 12/31/04)**

(10.4)	Bridge Bank, National Association Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated 12/31/04)**

(10.5)	Bridge Capital Holdings 2006 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated 04/07/06)**

(10.6)

Form of Restricted Stock Purchase Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated 11/16/06)**

(10.7)

Form of Stock Option Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated 11/16/06)**

(10.8)

Amendment to the Company’s 2001 Stock Option Plan to permit the net exercise of nonstatutory options (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated 11/16/06)**

(10.9)

Employment Agreement between Daniel P. Myers, Bridge Capital Holdings and Bridge Bank, National Association dated June 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 21, 2010)**

(10.10)

Employment Agreement between Thomas A. Sa, Bridge Capital Holdings and Bridge Bank, National Association dated June 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2010)**

(10.11)

Employment Agreement between Timothy W. Boothe, Bridge Capital Holdings and Bridge Bank, National Association dated June 15, 2010 (incorporated by reference to Exhibit 10.3to the Company’s Current Report on Form 8-K filed June 21, 2010)**

(10.12)

Employment Agreement between Margaret M. Bradshaw, Bridge Capital Holdings and Bridge Bank, National Association dated June 15, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 21, 2010)**

(10.13)

Employment Agreement between Allen G. Williams, Bridge Capital Holdings and Bridge Bank, National Association dated June 15, 2010 (incorporated by reference to Exhibit 10.5to the Company’s Current Report on Form 8-K filed June 21, 2010) **

(10.14)	Bridge Bank Deferred Compensation Plan dated June 15, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed June 21, 2010)**

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

(101)

The following financial information from Bridge Capital Holdings Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on March 11, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2013, (ii)  the Consolidated Statement of Operations for the period ended December 31, 2013, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows for the period ended December 31, 2013, and (vi) Notes to Consolidated Financial Statements.

**Management contract or compensatory plan or arrangement