Form 10-Q
period 2014-03-31
Bridge Capital Holdings
filed 2014-05-09
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2014

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of Common Stock outstanding as of April 30, 2014:  15,857,180

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$30,799	$23,958
Federal funds sold	123,724	162,379
Total cash and equivalents	154,523	186,337

Interest bearing deposits in other banks	326	326
Investment securities:
Available for sale	267,864	292,977
Held to maturity	13,663	13,788
Trading securities	—	613
Total investment securities	281,527	307,378
Loans, net of allowance for credit losses of $22,665 at March 31, 2014 and $21,944 at December 31, 2013	1,117,394	1,050,960
Premises and equipment, net	2,850	2,081
Other real estate owned	23	31
Accrued interest receivable	4,390	4,323
Other assets	55,405	52,676
Total assets	$1,616,438	$1,604,112

LIABILITIES
Deposits:
Demand noninterest-bearing	$981,406	$954,727
Demand interest-bearing	8,404	11,115
Money market and savings	384,364	391,310
Time	41,782	48,940
Total deposits	1,415,956	1,406,092

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	9	10
Other liabilities	15,189	17,736
Total liabilities	1,448,681	1,441,365

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, no par value; 30,000,000 shares authorized; 15,854,180 shares issued and outstanding at March 31, 2014; 15,859,098 shares issued and outstanding at December 31, 2013;	77,289	77,289
Additional paid in capital	35,792	35,425
Retained earnings	55,662	51,946
Accumulated other comprehensive income (loss)	(986)	(1,913)
Total shareholders’ equity	167,757	162,747
Total liabilities and shareholders’ equity	$1,616,438	$1,604,112

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
INTEREST INCOME:
Loans	$17,047	$14,471
Federal funds sold	78	43
Investment securities	1,502	1,634
Total interest income	18,627	16,148

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	1
Money market and savings	277	273
Certificates of deposit	60	64
Other	269	266
Total interest expense	607	604

Net interest income	18,020	15,544
Provision for credit losses	500	750
Net interest income after provision for credit losses	17,520	14,794

NON-INTEREST INCOME:
Service charges on deposit accounts	916	873
International fee income	761	635
Gain on sale of SBA loans	213	400
Gain on sale of securities	5	—
Other non interest income	853	1,010
Total non-interest income	2,748	2,918

OPERATING EXPENSES:
Salaries and benefits	9,015	7,561
Premises and fixed assets	1,238	982
Other operating expenses	3,794	3,317
Total operating expenses	14,047	11,860

Income before income taxes	6,221	5,852
Income taxes	2,505	2,431
Net income	$3,716	$3,421

Basic income per share	$0.25	$0.24
Diluted income per share	$0.24	$0.23
Average common shares outstanding	14,646,573	14,411,008
Average common and equivalent shares outstanding	15,462,649	15,068,931

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three months ended
	March 31,
	2014	2013

NET INCOME	$3,716	$3,421

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available-for-sale	1,400	268
Related tax benefit (expense)	(574)	(110)
Reclassification adjustment for realized (gains) on securities (1)	(5)	—
Related tax expense	2	—
Unrealized gains on supplemental executive retirement plan	13	12
Related tax (expense)	(5)	(5)
Unrealized gains on cash flow hedges	160	169
Related tax (expense)	(64)	(67)
Other comprehensive income (loss), net of tax	$927	$267

COMPREHENSIVE INCOME	$4,643	$3,688

(1)   Amounts are included in net gains on sale of securities on the Consolidated Statement of Operations in total non-interest income.

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three months ended March 31.
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,716	$3,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	500	750
Depreciation and amortization	305	293
Write down of other real estate owned	8	10
Net (gain) on sale of loans	(213)	(400)
Net (gain) on sale of other real estate owned	—	(370)
Deferred income tax (credit)	(654)	(182)
Stock based compensation	903	873
Loans originated for sale	(10,080)	(7,226)
Proceeds from loan sales	3,158	6,562
Net (gain) on sale of securities	(5)	—
(Increase) in accrued interest receivable and other assets	(2,782)	(3,527)
(Decrease) in accrued interest payable and other liabilities	(2,376)	(4,649)
Net cash provided by used in operating activities	(7,520)	(4,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(8,794)	(34,660)
Proceeds from sale of securities available for sale	22,193	—
Proceeds from maturity of securities available for sale	13,852	13,078
Proceeds from the sale of other real estate owned	—	473
Net increase in loans	(59,799)	(44,030)
Net decrease in interest bearing deposits in other banks	—	9
Purchase of fixed assets	(1,074)	(238)
Net cash used in investing activities	(33,622)	(65,368)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	9,864	3,732
Proceeds from issuance of common stock	626	94
Purchase of treasury stock	(1,162)	(1)
Net cash provided by financing activities	9,328	3,825

NET (DECREASE) IN CASH AND EQUIVALENTS:	(31,814)	(65,988)
Cash and equivalents at beginning of period	186,337	131,041
Cash and equivalents at end of period	$154,523	$65,053

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$615	$554
Cash paid for income taxes	$5,700	$4,700

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters ended March 31, 2014 and 2013, respectively, are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2013 is derived from the audited financial statements; however, it does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2014-04, Receivables — Troubled Debt Restructurings by Creditors (“Sub-topic 310-40”)  — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2014-01, Investments — Equity Method and Joint Ventures (“Topic 323”)  — Accounting for Investments in Qualified Affordable Housing Projects amends an existing guidance to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognized the net investment performance in the income statement as a component of income tax expense or benefit.  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method of investment or a cost method of investment in accordance with Subtopic 970-323.  ASU No. 2014-01 is effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $903,000 ($570,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2014, and recorded $873,000 ($536,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2013, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2014 and December 31, 2013.   As of March 31, 2014, $10.6 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.3 years.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had cumulative other comprehensive loss totaling $986,000, net of tax, as of March 31, 2014 and  cumulative other comprehensive loss totaling $1.9 million, net of tax, as of December 31, 2013.

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

Earnings per share calculation

	Three months ended
(dollars in thousands,	March 31,
except per share amounts)	2014	2013

Net income	$3,716	$3,421

Weighted average shares:
Basic common shares	14,646,573	14,411,008
Diluted potential common shares related to stock options and restricted stock	816,076	657,923
Total average common equivalent shares	15,462,649	15,068,931

Basic earnings per share	$0.25	$0.24
Diluted earnings per share	$0.24	$0.23

There were 240,446 and 204,979 options to acquire common stock (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three months ended March 31, 2014 and March 31, 2013, respectively, because to do so would have been anti-dilutive.

3.             Securities

As of March 31, 2014 and December 31, 2013, the Company had securities available for sale of $267.9 million and $293.0 million, respectively, and securities held to maturity of $13.7 million and $13.8 million, respectively. There were no trading securities as of March 31, 2014, while there was $613,000 in trading securities as of December 31, 2013. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and approximate fair values of securities as of March 31, 2014 and December 31, 2013 are as follows:

	As of March 31, 2014
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale Debt securities:
U.S. government agencies	$18,624	$88	$(410)	$18,302
Mortgage backed securities	213,002	3,040	(3,261)	212,781
Corporate bonds	34,386	145	(45)	34,486
Municipal bonds	2,435	—	(140)	2,295

Total securities available for sale	$268,447	$3,273	$(3,856)	$267,864

Securities held to maturity Debt securities:
Mortgage backed securities	$13,663	$168	$(143)	$13,688

Total securities held to maturity	$13,663	$168	$(143)	$13,688

Total investment securities	$282,110	$3,441	$(3,999)	$281,552

	As of December 31, 2013
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale Debt securities:
U.S. government agencies	$17,384	$116	$(571)	$16,929
Mortgage backed securities	237,593	3,246	(4,452)	236,387
Corporate bonds	37,474	116	(99)	37,491
Municipal bonds	2,435	—	(266)	2,170
Total debt securities	294,886	3,478	(5,388)	292,977

Total securities available for sale	$294,886	$3,478	$(5,388)	$292,977

Securities held to maturity Debt securities:
Mortgage backed securities	$13,788	$136	$(240)	$13,683

Total securities held to maturity	$13,788	$136	$(240)	$13,683

Trading securities	$613	$—	$—	$613

Total investment securities	$309,287	$3,614	$(5,628)	$307,273

The scheduled maturities of investment securities at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$8,788	$8,867
Due after one year through five years	62,076	62,515
Due after five years through ten years	62,473	62,554
Due after ten years	135,110	133,928
Total securities available for sale	268,447	267,864

Due in one year or less	$—	$—
Due after one year through five years	6,967	6,976
Due after five years through ten years	—	—
Due after ten years	6,696	6,712
Total securities held to maturity	13,663	13,688

Total investment securities	$282,110	$281,552

	December 31, 2013
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$12,124	$12,200
Due after one year through five years	63,699	64,617
Due after five years through ten years	75,466	74,769
Due after ten years	143,597	141,391
Total securities available for sale	294,886	292,977

Due in one year or less	$—	$—
Due after one year through five years	7,052	7,060
Due after five years through ten years	—	—
Due after ten years	6,736	6,623
Total securities held to maturity	13,788	13,683

Due in one year or less	$613	$613
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Total trading securities	613	613

Total investment securities	$309,287	$307,273

As of March 31, 2014 and December 31, 2013, no investment securities were pledged as collateral.   As of March 31, 2014, $3.3 million in unrealized losses was attributable to sixty-two securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2013, $5.3 million in unrealized losses was attributable to seventy-eight securities that had been in an unrealized loss position for less than 12 months. The unrealized losses were primarily due to the impact of long-term interest rates on the value of the mortgage-based investment securities. Because the Company had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, $704,000 in unrealized losses was attributable to sixteen securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2013, $300,000 in unrealized losses was attributable to five securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of March 31, 2014 and December 31, 2013, were caused by market interest rate increases subsequent to the purchase of the securities or price fluctuations driven by volatility of the housing market conditions.  Because the Company had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of March 31, 2014 and December 31, 2013, respectively.

4.             Loans

The balances in the various loan categories are as follows as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(dollars in thousands)	2014	2013

Commercial	$628,190	$585,559
Real estate construction	62,360	51,518
Land loans	13,554	13,572
Real estate other	129,447	122,063
Factoring and asset based	187,319	192,783
SBA	117,967	106,406
Other	5,923	5,730
Total gross loans	1,144,760	1,077,631
Unearned fee income	(4,701)	(4,727)
Total loan portfolio	1,140,059	1,072,904
Less allowance for credit losses	(22,665)	(21,944)
Loans, net	$1,117,394	$1,050,960

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of March 31, 2014 and December 31, 2013.

	March 31, 2014
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$612,178	$7,664	$8,289	$59	$628,190
Real estate construction	62,360	—	—	—	62,360
Land loans	13,554	—	—	—	13,554
Real estate other	110,618	—	11,670	7,159	129,447
Factoring and asset based	173,053	9,794	1,601	2,871	187,319
SBA	106,303	3,354	6,564	1,746	117,967
Other	5,923	—	—	—	5,923
Total gross loans	$1,083,989	$20,812	$28,124	$11,835	$1,144,760

	As of December 31, 2013
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$564,576	$9,822	$10,709	$452	$585,559
Real estate construction	51,518	—	—	—	51,518
Land loans	13,568	—	—	4	13,572
Real estate other	102,654	335	11,784	7,290	122,063
Factoring and asset based	181,526	2,317	3,309	5,631	192,783
SBA	97,940	216	6,512	1,738	106,406
Other	5,730	—	—	—	5,730
Total gross loans	$1,017,512	$12,690	$32,314	$15,115	$1,077,631

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

The following table summarizes the payment status of the loan portfolio as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$626,147	$—	$1,984	$—	$59	$628,190
Real estate construction	62,360	—	—	—	—	62,360
Land loans	13,554	—	—	—	—	13,554
Real estate other	122,288	—	—	—	7,159	129,447
Factoring and asset based	184,448	—	—	—	2,871	187,319
SBA	116,221	—	—	—	1,746	117,967
Other	5,923	—	—	—	—	5,923
Total gross loans	$1,130,941	$—	$1,984	$—	$11,835	$1,144,760

	As of December 31, 2013
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$585,107	$—	$—	$—	$452	$585,559
Real estate construction	51,518	—	—	—	—	51,518
Land loans	13,568	—	—	—	4	13,572
Real estate other	114,773	—	—	—	7,290	122,063
Factoring and asset based	187,152	—	—	—	5,631	192,783
SBA	104,668	—	—	—	1,738	106,406
Other	5,679	20	31	—	—	5,730
Total gross loans	$1,062,465	$20	$31	$—	$15,115	$1,077,631

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

As of March 31, 2014, the Company had twenty loans totaling $12.7 million classified as troubled debt restructurings.  The twenty loans were comprised of one commercial loan, sixteen other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.1% of total gross loans as of March 31, 2014. As of December 31, 2013, the Company had twenty loans totaling $12.9 million classified as troubled debt restructurings.  The twenty loans were comprised of one commercial loan, sixteen other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.2% of total gross loans as of December 31, 2013.

The Company did not have any commitments to lend additional funds for loans classified as troubled debt restructurings at March 31, 2014 and December 31, 2013.

During the three months ended March 31, 2014 and March 31, 2013, there were no additional loans modified and designated as troubled debt restructurings.

A loan is considered to be in payment default when it is 90 days contractually past due under the modified terms.  There were no loans modified within the last twelve months that defaulted during the three months ended March 31, 2014.

The following table summarizes the loans categorized as troubled debt restructurings at March 31, 2014 and December 30, 2013.  The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of March 31, 2014
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$114	$59	$114	$59
Real estate construction	—	—	—	—	—	—
Land loans	—	—			—	—
Real estate other	6,443	5,059	7,564	7,159	14,131	12,218
Factoring and asset based	—	—	—	—	—	—
SBA	480	476	—	—	480	476
Other	—	—	—	—	—	—
Total gross loans	$6,923	$5,535	$7,678	$7,218	$14,725	$12,753

	As of December 31, 2013
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$114	$77	$114	$77
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	6,443	5,088	7,564	7,290	14,007	12,378
Factoring and asset based	—	—	—	—	—	—
SBA	480	481	—	—	480	481
Other	—	—	—	—	—	—
Total gross loans	$6,923	$5,569	$7,678	$7,367	$14,601	$12,936

Loans are designated as impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of March 31, 2014 and December 31, 2013 loans designated as impaired consisted of nonaccrual loans and troubled debt restructurings.

The following table summarizes the loans categorized as impaired at March 31, 2014 and December 31, 2013.

	March 31,	December 31,
(dollars in thousands)	2014	2013

Nonaccrual loans (1)	$11,835	$15,115
Trouble debt restructurings - performing	5,535	5,569
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$17,370	$20,684

(1)  Nonaccrual loans include troubled debt restructurings of $7.2 million and $7.4 million at March 31, 2014 and December 31, 2013, respectively.

Impaired loans at March 31, 2014 were comprised of loans with legal contractual balances totaling approximately $25.0 million reduced by approximately $2.2 million received in non-accrual interest and impairment charges of $5.4 million which have been charged against the allowance for loan losses. As of March 31, 2014, there were an additional 16 loans with legal contractual balances totaling $6.5 million that have been fully charged off, for which the Company continues to pursue collection remedies.

Impaired loans at December 31, 2013 were comprised of loans with legal contractual balances totaling approximately $30.0 million reduced by $2.1 million received in non-accrual interest and impairment charges of $7.2 million which have been charged against the allowance for loan losses.

The following summarizes the breakdown of impaired loans by category as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014		As of December 31, 2013
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$465	$59	$856	$452
Real estate construction	—	—	—	—
Land loans	—	—	32	4
Real estate other	14,825	12,218	14,863	12,378
Factoring and asset based	6,477	2,871	11,079	5,631
SBA	3,242	2,222	3,200	2,219
Other	—	—	—	—
Total gross loans	$25,009	$17,370	$30,030	$20,684

Consistent with the Company’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Company did not record income from the receipt of cash payments related to nonaccrual loans during the three months ended March 31, 2014 and 2013.  Interest income recognized on impaired loans represents interest the Company recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$256	$2	$563	$37
Real estate construction	—	—	—	—
Land loans	2	—	10	1
Real estate other	12,298	122	14,338	62
Factoring and asset based	4,251	87	1,484	31
SBA	2,221	17	2,484	22
Other	—	—	—	—
Total gross loans	$19,027	$228	$18,878	$153

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

The allowance for loan losses totaled $22.7 million and $21.9 million as of March 31, 2014 and December 31, 2013, respectively.  The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of March 31, 2014 and December 31,  2013.

	As of March 31, 2014
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$59	$—	$628,131	$9,321	$628,190	$9,321
Real estate construction	—	—	62,360	1,445	62,360	1,445
Land loans	—	—	13,554	354	13,554	354
Real estate other	12,218	377	117,229	2,318	129,447	2,695
Factoring and asset based	2,871	—	184,448	6,335	187,319	6,335
SBA	2,222	—	115,745	2,378	117,967	2,378
Other	—	—	5,923	137	5,923	137
Total	$17,370	$377	$1,127,390	$22,288	$1,144,760	$22,665

	As of December 31, 2013
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$452	$—	$585,107	$9,066	$585,559	$9,066
Real estate construction	—	—	51,518	1,013	51,518	1,013
Land loans	4	—	13,568	377	13,572	377
Real estate other	12,378	588	109,685	2,269	122,063	2,857
Factoring and asset based	5,631	—	187,152	6,136	192,783	6,136
SBA	2,219	—	104,187	2,363	106,406	2,363
Other	—	—	5,730	132	5,730	132
Total	$20,684	$588	$1,056,947	$21,356	$1,077,631	$21,944

Of the loans individually evaluated for impairment, fourteen real estate other loans, with a current balance of $6.0 million, had an associated allowance for the period ending March 31, 2014.  For the period ended December 31, 2013, of the loans individually evaluated for impairment, there were fourteen real estate other loans, with an aggregate balance of $6.1 million, that had an associated allowance.

The following table summarizes the activity in the allowance for loan losses for the quarters ended March 31, 2014 and 2013.

	Three months ended March 31, 2014
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2013	$9,066	$1,013	$377	$2,857	$6,136	$2,363	$132	$21,944
Provision charged to expense	(203)	432	(43)	(162)	477	(6)	5	500
Charge-offs	—	—	—	—	(430)	(35)	—	(465)
Recoveries	458	—	20	—	152	56	—	686
As of March 31, 2014	$9,321	$1,445	$354	$2,695	$6,335	$2,378	$137	$22,665

	Three months ended March 31, 2013
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2012	$6,394	$673	$333	$5,178	$4,352	$2,905	$113	$19,948
Provision charged to expense	1,145	46	(14)	(857)	579	(161)	12	750
Charge-offs	(150)	—	—	—	(200)	—	—	(350)
Recoveries	193	2	1	—	—	(1)	—	195
As of March 31, 2013	$7,582	$721	$320	$4,321	$4,731	$2,743	$125	$20,543

5.             Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at March 31, 2014 and December 31, 2013 were comprised of the following:

	March 31, 2014
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$7,245	$(5,470)	$1,775
Furniture and fixtures	1,181	(1,061)	120
Capitalized software	4,495	(3,947)	548
Equipment	3,185	(2,778)	407
Total premises and equipment	$16,106	$(13,256)	$2,850

	December 31, 2013
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$6,378	$(5,344)	$1,034
Furniture and fixtures	1,138	(1,053)	85
Capitalized software	4,369	(3,841)	528
Equipment	3,147	(2,713)	434
Total premises and equipment	$15,032	$(12,951)	$2,081

Depreciation and amortization amounted to $305,000 and $293,000 for the three months ended March 31, 2014 and March 31, 2013, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

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

On March 31, 2006 the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Bridge Capital Trust II, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable in March 2037.  Interest was payable quarterly on these debt securities at a fixed rate of  6.60% for the first five years, and thereafter interest accrues at LIBOR plus 1.38%. In September of 2008, the Company entered into an interest rate swap agreement to fix the variable cash outflows associated with the debt securities to Bridge Capital Trust II for an additional five years at 6.09%. See “Footnote 9 - Derivatives and Hedging Activities” for further discussion.   The debt securities can be redeemed at par at the Company’s option beginning in April 2011; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

Other Borrowings

There were no other borrowings at March 31, 2014 and at December 31, 2013.

As of March 31, 2014, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $391.0 million for which the Company had collateral in place to borrow $72.0 million.  As of March 31, 2014, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Company also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At March 31, 2014, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three month periods ended March 31, 2014 and 2013 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended March 31,
	2014	2013

Expected life	75 months	75 months

Stock volatility	35.00%	35.00%

Risk free interest rate	2.00%	1.04%

Dividend yield	0.00%	0.00%

Fair value per share	$9.17	$5.59

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at March 31, 2014 and December 31, 2013:

Cash and Cash Equivalents, Fed Funds Sold and Interest bearing deposits in other banks

The carrying amount of these instruments approximate the fair value and are classified as Level 1 in the fair value hierarchy.

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

Warrant portfolio

Warrants are recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: exercise price, expected life, volatility, risk free rate and dividends. The Corporation holds a portfolio of warrants for generally nonmarketable equity securities. These warrants are primarily from non-public technology and life science companies obtained as part of the loan origination process. The Company classifies warrants as Level 3 of the valuation hierarchy.

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

Junior subordinated debt securities

Represents the fair value of the trust preferred securities, and approximates the pricing of a preferred security at current market prices and are classified as Level 3.

Cash Flow Hedge

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs — model-derived credit spreads.  The level in the fair value hierarchy within which the fair value measurement in their entirety fall shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Because the inputs used to measure the fair value of the Company’s derivatives fall into different levels of the fair value hierarchy, as of March 31, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuations adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

	As of March 31, 2014
	Carrying				Fair
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$30,799	$30,799	$—	$—	$30,799
Federal funds sold	123,724	123,724	—	—	123,724
Interest bearing deposits in other banks	326	326	—	—	326
Investments securities	281,527	—	281,552	—	281,552
Loans and leases, net of unearned fees	1,140,059	—	—	1,139,683	1,139,683
Bank owned life insurance	16,674	—	—	16,674	16,674
Warrant portfolio	349	—	—	349	349

Financial liabilities:
Deposits	1,415,956	995,730	417,190	—	1,412,920
Junior subordinated debt securities	17,527	—	—	15,784	15,784
Cash flow hedge	941	—	941	—	941

	As of December 31, 2013
	Carrying				Fair
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$23,958	$23,958	$—	$—	$23,958
Federal funds sold	162,379	162,379	—	—	162,379
Interest bearing deposits in other banks	326	326	—	—	326
Investments securities	307,378	—	307,273	—	307,273
Loans and leases, net of unearned fees	1,072,904	—	—	1,069,534	1,069,534
Bank owned life insurance	16,530	—	—	16,530	16,530
Warrant portfolio	340	—	—	340	340

Financial liabilities:
Deposits	1,406,092	973,493	429,619	—	1,403,112
Junior subordinated debt securities	17,527	—	—	15,709	15,709
Cash flow hedge	1,102	—	1,102	—	1,102

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2014
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$18,302	$—	$18,302	$—
Mortgage backed securities	212,781	—	212,781	—
Corporate bonds	34,486	—	34,486	—
Municipal bonds	2,295	—	2,295	—
Warrant portfolio	349	—	—	349
Cash flow hedge	(941)	—	(941)	—

Total	$267,272	$—	$266,923	$349

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$16,929	$—	$16,929	$—
Mortgage backed securities	236,387		236,387
Corporate bonds	37,491		37,491
Municipal bonds	2,170		2,170
Warrant portfolio	340	—	—	340
Cash flow hedge	(1,102)	—	(1,102)	—

Total	$292,215	$—	$291,875	$340

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended March 31, 2014.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

Assets measured at fair value on a non-recurring basis for the quarters ended March 31, 2014 and December 31, 2013, included impaired loans and other real estate owned as follows:

	As of March 31, 2014
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$59	$59
Real estate construction	—	—	—	—
Land loans	—	—	—	—
Real estate other	—	—	12,218	12,218
Factoring and asset based	—	—	2,871	2,871
SBA	—	—	2,222	2,222
Other	—	—	—	—
Total impaired loans	$—	$—	$17,370	$17,370

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	14	—	14
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	9	—	9
Other	—	—	—	—
Total other real estate owned	$—	$23	$—	$23

	As of December 31, 2013
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$452	$452
Real estate construction	—	—	—	—
Land loans	—	—	4	4
Real estate other	—	—	12,378	12,378
Factoring and asset based	—	—	5,631	5,631
SBA	—	—	2,219	2,219
Other	—	—	—	—
Total impaired loans	$—	$—	$20,684	$20,684

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	14	—	14
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	17	—	17
Other	—	—	—	—
Total other real estate owned	$—	$31	$—	$31

The fair value of impaired loans was determined using Level 3 assumptions, and represents impaired loan balances for which a specific reserve has been established or on which a write down has been taken. The Company charged-off $465,000 and $350,000 during the quarters ended March 31, 2014 and 2013, respectively, as a result of impaired loans.

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

The fair value of OREO was determined using Level 2 assumptions.  The Company charged-off $7,000 and $10,000 during the quarters ended March 31, 2014 and March 31, 2013, respectively, as a result of declines in the OREO property values.

	As of March 31, 2014
				Range
	Fair	Valuation	Unobservable	(Weighted
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$59	Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	15-25%
Real estate other	12,218	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	5-20%
Factoring and asset based	2,871	Collateral valuation	Management adjustment to reflect current conditions and selling costs	50%
SBA	2,222	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-25%

Total impaired loans	$17,370

Other real estate owned:

Commercial	$—
Real estate construction	—
Land loans	14	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
Real estate other	—
Factoring and asset based	—
SBA	9	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
Other	—

Total other real esate owned	$23

	As of December 31, 2013
				Range
	Fair	Valuation	Unobservable	(Weighted-
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$452	Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	15-25%
Land loans	4	Third party appraisal	Management adjustment to reflect current conditions and selling costs	30%
Real estate other	12,378	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	5-20%
Factoring and asset based	5,631	Collateral valuation	Management adjustment to reflect current conditions and selling costs	50%
SBA	2,219	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-25%

Total impaired loans	$20,684

Other real estate owned:

Land loans	$14	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
SBA	17	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%

Total other real estate owned	$31

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of March 31, 2014 and December 31, 2013.  The Company did not have any derivative instruments that were assets as of March 31, 2014 and December 31, 2013.

		Fair Value
Derivatives Designated as	Balance Sheet	March 31,	December 31,
Hedging Instruments	Location	2014	2013

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	941	1,102

Total hedged derivatives		$941	$1,102

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of March 31, 2014, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three months ended March 31, 2014 and 2013.

During the three months ended March 31, 2014 and 2013, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended March 31, 2014 and March 31, 2013, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(17,000) and $(7,000), respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that ($695,000) will be reclassified into net interest income as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three months ended March 31, 2014 and 2013.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three months ended March 31, 2014 and 2013, respectively, and as such there were no amounts included in derivative income or expense during these periods.

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Three months ended
	March 31,
(dollars in thousands)	2014	2013

Net interest income	$(178)	$(175)
Non-interest income	—	—

Total derivative income	$(178)	$(175)

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

As of March 31, 2014 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $963,000.  As of March 31, 2014, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2014, it would have been required to settle its obligations under the agreements at the termination value.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

In addition to the historical information, this quarterly report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and which are subject to the “Safe Harbor” created by those sections.   The reader of this quarterly report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Company’s actual results could differ materially from those suggested by such forward-looking statements.  Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry; (2) changes in the interest rate environment; (3) unfavorable economic conditions, both nationally and regionally, continuing or worsening, resulting in, among other things, continued or increased deterioration in credit quality; (4) changes in the regulatory environment, including those resulting from the Dodd-Frank legislation; (5) changes in business conditions and inflation; (6) costs and expenses of complying with the internal control provisions of the Sarbanes-Oxley Act and our degree of success in achieving compliance; (7) changes in securities markets; (8) future credit loss experience; (9) civil disturbances of terrorist threats or acts, or apprehension about possible future occurrences of acts of this type; (10) the involvement of the United States in war or other hostilities; and (11) governmental action or inaction in response to economic and political conditions, would have unpredictable consequences for the economy and the banking industry.  The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2013, for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report. Therefore, the information in this quarterly report should be carefully considered when evaluating the business prospects of the Company.

General

Bridge Capital Holdings (the “Company”) serves as the holding company for Bridge Bank, National Association (the “Bank”).  The Bank is a national banking association that is supervised by the Office of the Comptroller of the Currency.  As a bank holding company, the Company is supervised by the Board of Governors of the Federal Reserve System (the “FRB”).

The Bank maintains one branch office in the Silicon Valley region, and seven loan production offices located throughout the United States.  The Bank’s lending solutions include working capital lines of credit, structured finance (asset-based lending and factoring), 7(a) and 504 Small Business Administration (SBA) loans, commercial real estate loans, sustainable energy project financing, growth capital loans, equipment financing, letters of credit, and corporate credit cards. The Bank’s depository and corporate banking services include cash and treasury management solutions, interest-bearing term deposit accounts, checking accounts, ACH payment and wire solutions, fraud protection, remote deposit capture through its Smart Deposit Express, courier services, and online banking. Additionally, the Bank’s International Banking Division serves clients operating in the global marketplace through services including foreign exchange (FX payments and hedging), letters of credit, and import/export financing.

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

There have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2013 Form 10-K.

Executive Summary

The Company reported net operating income of $3.7 million for the three months ended March 31, 2014 representing an increase of $295,000 or 8.6%, compared to net operating income of $3.4 million for the same period one year ago. The Company reported earnings per diluted share of $0.24 and $0.23 for the quarters ended March 31, 2014 and 2013, respectively.

For the quarter ended March 31, 2014, the Company’s return on average assets and return on average equity were 0.97% and 9.09%, respectively, and compared to 1.06% and 9.29%, respectively, for the same period in 2013.

Additionally, an overview of the financial results for the quarter ended March 31, 2014 discussed in the MD&A include the following:

•                  Net interest income and non-interest income comprised total revenue of $20.8 million for the three months ended March 31, 2014, compared to $22.3 million for the three months ended December 31, 2013 and $18.5 million for the same period one year earlier.

•                  Net interest margin was 4.91% for the quarter ended March 31, 2014 compared to 4.99% for the fourth quarter of 2013 and 5.05% for the quarter ended March 31, 2013.

•                  Total assets grew to $1.62 billion at March 31, 2014, with loans comprising 72.7% of the average earning asset mix, compared to 70.1% in the prior quarter.  Total deposits were $1.42 billion at March 31, 2014, which included demand deposits of $989.8 million representing the highest level of demand deposit balances since the inception of the Company.  At December 31, 2013, total assets and total deposits were $1.60 billion and $1.41 billion, respectively.

•                  Gross loans were $1.14 billion at March 31, 2014, representing an increase of $67.1 million, or 6.2%, compared to gross loans of $1.08 billion at December 31, 2013.  Average loan balances increased by $58.8 million, or 5.7%, to $1.08 billion for the quarter ended March 31, 2014, compared to $1.02 billion for the quarter ended December 31, 2013.

•                  There was a $500,000 provision for credit losses during the first quarter of 2014, compared to $750,000 for the quarter ended March 31, 2013. There was no provision for credit losses for the quarter ended December 31, 2013.  Net recoveries were $221,000 for the quarter ended March 31, 2014, compared to net recoveries of $975,000 for the quarter ended December 31, 2013 and net charge-offs of $155,000 for the quarter ended March 31, 2013.

•                  Allowance for credit losses represented 1.98% of total gross loans and 191.51% of nonperforming loans at March 31, 2014, compared to 2.04% of total gross loans and 145.18% of nonperforming loans at December 31, 2013.

•                  Nonperforming assets decreased by $3.3 million to $11.9 million, or 0.73% of total assets, compared to $15.1 million or 0.94% of total assets at December 31, 2013.

•                  Capital ratios remained significantly above the minimum required for the Company to be considered “well-capitalized” under the current Basel regulatory framework, and continued to support the Company’s growth.  Total Risk-Based Capital Ratio was 13.76%, Tier I Capital Ratio was 12.51%, and Tier I Leverage Ratio was 11.71% at March 31, 2014.

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters ended March 31, 2014 and 2013 (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2014	2013
Statement of Operations Data:

Interest income	$18,627	$16,148
Interest expense	607	604
Net interest income	18,020	15,544
Provision for credit losses	500	750
Net interest income after provision for credit losses	17,520	14,794
Other income	2,748	2,918
Other expenses	14,047	11,860
Income before income taxes	6,221	5,852
Income taxes	2,505	2,431
Net income	$3,716	$3,421

Per Share Data:
Basic earnings per share	$0.25	$0.24
Diluted earnings per share	0.24	0.23
Shareholders’ equity per share	10.58	9.61

Balance Sheet Data:
Balance sheet totals:
Assets	$1,616,438	$1,347,141
Loans, net	1,117,394	929,919
Deposits	1,415,956	1,166,280
Shareholders’ equity	167,757	151,400

Average balance sheet amounts:
Assets	$1,547,028	$1,311,171
Loans, net	1,055,698	871,228
Deposits	1,335,973	1,125,309
Shareholders’ equity	165,812	149,388

Selected Ratios:
Return on average assets	0.97%	1.06%
Return on average equity	9.09%	9.29%
Efficiency ratio	67.64%	64.24%
Risk based capital ratio	13.76%	15.19%
Net chargeoffs (recoveries) to average gross loans	-0.02%	0.02%
Allowance for loan losses to total loans	1.98%	2.15%
Average equity to average assets	10.72%	11.39%

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

Net interest income for the quarter ended March 31, 2014 was $18.0 million, which was comprised of $18.6 million in interest income and $607,000 in interest expense. Net interest income for the quarter ended March 31, 2013 was $15.5 million, which was comprised of $16.1 million in interest income and $604,000 in interest expense.  Net interest income for the quarter ended March 31, 2014 represented an increase of $2.5 million or 15.9% from the same period one year earlier. The increase in net interest income from the same period one year ago was primarily attributable to an overall increase in average earning assets, combined with a higher level of loan related fees. Loan fee amortization for the quarter ended March 31, 2014 was $2.8 million, compared to $2.1 million for the quarter ended March 31, 2013.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended March 31, 2014 average earning assets of $1.49 billion represented an increase of $239.8 million, or 19.2%, compared to $1.25 billion for the same period in 2013.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 81.06% during the quarter ended March 31, 2014, which represented an increase compared to an average of 79.50% for the same quarter of 2013 as a result of higher loan funding relative to deposit growth.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended March 31, 2014 was 4.91% compared to 5.05% in the same period one year earlier.  The decrease in net interest margin compared to the same period one year ago was primarily due to a less favorable mix of earning assets, partially offset by increased loan fees. The  impact on the net interest margin from increased loan fees for the three months ended March 31, 2014 compared to the same period last year was 7 basis points.

The following tables show the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended March 31, 2014 and 2013.

	Three months ended March 30,
	2014			2013
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$1,082,993	6.38%	$17,047	$894,570	6.56%	$14,471
Federal funds sold	113,062	0.28%	78	73,817	0.24%	43
Investment securities	292,594	2.08%	1,502	280,447	2.36%	1,634
Other	326	0.00%	—	329	0.00%	—
Total interest earning assets	1,488,975	5.07%	18,627	1,249,163	5.24%	16,148

Noninterest-earning assets:
Cash and due from banks	26,549			25,499
All other assets (3)	31,504			36,509
TOTAL	$1,547,028			$1,311,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$8,568	0.05%	1	$9,502	0.04%	$1
Savings	388,723	0.29%	278	360,675	0.31%	273
Time	43,416	0.56%	60	47,612	0.55%	64
Other	27,805	3.91%	268	20,416	5.28%	266
Total interest bearing liabilities	468,512	0.53%	607	438,205	0.56%	604

Noninterest-bearing liabilities:
Demand deposits	895,265			707,520
Accrued expenses and other liabilities	17,439			16,058
Shareholders’ equity	165,812			149,388
TOTAL	$1,547,028			$1,311,171

Net interest income and margin		4.91%	$18,020		5.05%	$15,544

(1)         Loan fee amortization of $2.8 million and $2.1 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for loan losses of $22.5 million and $19.9 million, respectively.

The following tables show the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2014 and 2013.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended March 31,
	2014 vs. 2013
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$2,966	$(390)	$2,576
Federal funds sold	27	8	35
Investment securities	62	(194)	(132)
Total interest income	3,055	(576)	2,479

Interest expense:
Demand	—	—	—
Savings	20	(15)	5
Time	(6)	2	(4)
Other	71	(69)	2
Total interest expense	85	(82)	3

Change in net interest income	$2,970	$(494)	$2,476

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

Interest Income

Interest income of $18.6 million in the quarter ended March 31, 2014 represented an increase of $2.5 million, or 15.4%, from $16.1 million in the same quarter one year earlier.  The average yield on earning assets was 5.07% for the quarter ended March 31, 2014 compared to 5.24% for the quarter ended March 31, 2013.  The decrease in the average yield on interest earning assets was primarily due to a less favorable mix of earning assets and a lower yield on loans and investments, partially offset by increased recurring loan fees.

Average gross loans were $1.08 billion for three months ended March 31, 2014, an increase of $188.4 million or 21.1% from $894.6 million for the same period one year earlier.  Average loans comprised 72.7% of average earning assets in the three months ended March 31, 2014 compared to 71.6% in the first quarter of 2013.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $406.0 million for the quarter ended March 31, 2014, an increase of $51.4 million or 14.5% from $354.6 million for the three months ended March 31, 2013.

Interest Expense

Interest expense was $607,000 for the quarter ended March 31, 2014, which represented an increase of $3,000, or 0.5% from $604,000 for the comparable period of 2013.  Average interest-bearing liabilities were $468.5 million for the three months ended March 31, 2014, an increase of $30.3 million, or 6.9%, from $438.2 million for the same period one year earlier.  The increase in interest expense was primarily due to an increase in average interest bearing deposit accounts.

Average interest bearing deposits were $440.7 million for the quarter ended March 31, 2014, which represented 33.0% of total average deposits and was an increase of $22.9 million, or 5.5%, from $417.8 million representing 37.1% of total average deposits in the first quarter of 2013.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $27.8 million in the three months ended March 31, 2014 and $20.4 million for the comparable period of 2013.

The average rate paid on interest-bearing liabilities was 0.53% and 0.56% for the quarters ended March 31, 2014 and 2013, respectively.

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

The Company charged-off $465,000 during the three months ended March 31, 2014 compared to $350,000 during the three months ended March 31, 2013. Loan recoveries of $686,000 were recognized during the first quarter of 2014 compared to $195,000 for the three months ended March 31, 2013.

The following schedule provides an analysis of the allowance for loan losses for the quarters ended March 31, 2014 and 2013, respectively:

	Three months ended
	March 31,
(dollars in thousands)	2014	2013

Balance, beginning of period	$21,944	$19,948
Provision for credit losses	500	750
Charge-offs	(465)	(350)
Recoveries	686	195
Balance, end of period	$22,665	$20,543

The allowance for loan losses was $22.7 million, or 1.98% of total loans, at March 31, 2014, compared to $20.5 million, or 2.15% of total loans, at March 31, 2013. The increase in the allowance for loan losses from March 31, 2013 to March 31, 2014 was primarily attributable to the growth of the loan portfolio.

The Company recorded a provision for credit losses of $500,000 for the three months ended March 31, 2014, compared to $750,000 recorded for the quarter ending March 31, 2013.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$9,321	0.8%	$9,066	0.8%
Real estate construction	1,445	0.1%	1,013	0.1%
Land loans	354	0.0%	377	0.0%
Real estate other	2,695	0.2%	2,857	0.3%
Factoring and asset based	6,335	0.6%	6,136	0.6%
SBA	2,378	0.2%	2,363	0.2%
Other	137	0.0%	132	0.0%
	$22,665	1.9%	$21,944	2.0%

At March 31, 2014 nonperforming assets of $11.9 million, or 0.73% of total assets, compared to $15.1 million, or 0.94% of total assets, on December 31, 2013.  The decrease in nonperforming assets from December 31, 2013 was primarily due to collections of $2.9 million and $465,000 in charge-offs, partially offset by additions of $75,000. The addition was comprised of one SBA credit. The following summarizes nonperforming assets at March 31, 2014 and December 31, 2013.

	March 31,	December 31,
(dollars in thousands)	2014	2013

Loans accounted for on a non-accrual basis	$11,835	$15,115
Other loans with principal or interest contractually past due 90 days or more and still accruing	—	—
Nonperforming loans	11,835	15,115
Other real estate owned	23	31
Nonperforming assets	$11,858	$15,146

Loans restructured and in compliance with modified terms	5,535	5,569

Nonperforming assets and restructured loans	$17,393	$20,715

The nonperforming assets at March 31, 2014 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $11.8 million, and other real estate owned valued at $23,000.  Nonperforming loans at March 31, 2014 were comprised of loans with legal contractual balances totaling approximately $19.4 million reduced by $2.2 million received in nonaccrual interest and impairment charges of $5.4 million which have been charged against the allowance for loan losses. In addition, as of March 31, 2014, there were 16 loans with legal contractual balances totaling $6.5 million that have been fully charged off, for which the Company continues to pursue collection remedies.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of March 31, 2014 (dollars in thousands).

(dollars in thousands)

March 31, 2014

Category / Collateral	Amount

Real estate other:

Special purpose facility in Santa Cruz County	$5,074
Single family residences in Sacramento County	2,085
7,159
Factoring/asset based lending:

Business assets	2,871
2,871
SBA:

Special purpose facility in Alameda County	833
Special purpose facilities in San Diego County	293
Mixed used building in Santa Clara County	303
Special purpose facilities in Orange County	199
Lot for single family homes in Contra Costa County	52
Single family residences in Orange County & Riverside County	40
Commercial building in San Diego County	22
Light industrial warehouse space in Stanislaus County	4
1,746
Commercial:

Business assets	59
59

Total nonperforming loans	$11,835

Included in nonperforming loans at March 31, 2014 are loans totaling $7.2 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of March 31, 2014, previously modified loans totaling $5.5 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis. There were no downgrades of trouble debt restructurings during the quarter ended March 31, 2014.

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

The Company primarily relies on fair market appraisals to determine the value of underlying real estate collateral.  Appraisals are required for real property secured loans of $250,000 or more, including increases to existing loans of $250,000 or more.  In the event there is evidence of deterioration in values, an evaluation of the collateral value and/or a full new appraisal is required for an extension of the loan maturity.  Potential problem loans are typically reappraised every 12 months depending on size, nature, current economic conditions and the borrower’s current financial performance and repayment history. The appraisals are performed by Board approved appraisers that have appropriate licensing and experience.  Generally, when a prospective loan amount exceeds $3.0 million, the completed appraisal is further reviewed by a qualified third party review appraiser.  To determine the value of underlying collateral for formula lines of credit that are predicated on a borrowing base of eligible assets, the Company typically requires a pre loan funding field audit of the borrower’s financial records to verify the accounts receivable, their eligibility for inclusion in the borrowing base, performance of the collateral and any asset concentrations.

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

Non-interest Income

The following tables set forth the components of other income and the percentage distribution of such income for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$916	33.3%	$873	29.9%
International fee income	761	27.7%	635	21.8%
Visa fee income	299	10.9%	173	5.9%
Gain on sale of SBA loans	213	7.8%	400	13.7%
Increase in value of life insurance	144	5.2%	144	4.9%
SBA loan servicing income	142	5.2%	112	3.8%
Warrant income	121	4.4%	13	0.4%
Net gain (loss) on sale of OREO	—	0.0%	370	12.7%
Other operating income	152	5.5%	198	6.8%

	$2,748	100.0%	$2,918	100.0%

Non-interest income totaled $2.7 million in the first quarter of 2014, a decrease of $170,000 or 5.8% from $2.9 million in the first quarter of 2013.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, gains recognized on sales of SBA loans, warrant income and gains on sales of other real estate owned (OREO). The decrease in non-interest income during the quarter ending March 31, 2014 compared to the same period one year ago was primarily attributable to a decrease in the gains recognized on sales of “other real estate owned” properties and gains on sale of SBA loans, partially offset by an increase in international fee income, visa fee income and warrant income.

For the quarter ended March 31, 2014 service charge income on deposit accounts was $916,000, representing an increase of $43,000, or 4.9%, compared to $873,000 for the same period one year ago.  The increase is primarily attributable to an increase in the deposit portfolio and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first quarter of 2014, the Company recognized $761,000 in international fee income, representing an increase of $126,000, or 19.8%, compared to $635,000 for the same period one year ago. The increase in international fee income was primarily caused by an increase in client demand for international services.

The Visa card program, which was fully implemented in 2013, contributed $299,000 and $173,000 in non-interest income during the three months ended March 31, 2014 and 2013, respectively.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The company recognized $213,000 in gains on the sale of SBA loans sold during the three months ended March 31, 2014 compared to $400,000 in gains on the sale of SBA loans sold during the three months ended March 31, 2013 representing a decrease of $187,000 or 46.8%. During the quarter ended March 31, 2014, the Company’s SBA group funded $10.1 million in new loans and sold $2.9 million, which included $2.5 million in loans funded in the previous year.  This compares to $8.1 million funded and $6.2 million sold in the quarter ended March 31, 2013, which included $1.5 million in loans funded in the previous year.

During the first quarter of 2014, the Company recognized $121,000 in warrant income compared to $13,000 in warrant income recognized during the first quarter of 2013.  Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity.

The Company did not recognize any gain on sale of “other real estate owned” (OREO) for the quarter ended March 31, 2014, compared to $370,000 in gains on sale of OREO recognized during the quarter ended March 31, 2013.

Net interest income and non-interest income comprised total revenue of $20.8 million for the three months ended March 31, 2014, compared to $18.5 million for the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following tables for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$9,015	2.4%	$7,561	2.5%
Occupancy	1,059	0.3%	838	0.3%
Data processing	1,019	0.3%	953	0.3%
Marketing/Advertising	619	0.2%	538	0.2%
Legal and professional	482	0.1%	397	0.1%
Assessments	351	0.1%	226	0.1%
Loan/OREO	329	0.1%	208	0.1%
Deposit services	261	0.1%	271	0.1%
Furniture and equipment	179	0.0%	143	0.0%
Other	733	0.2%	725	0.2%

	$14,047	3.8%	$11,860	3.9%

Operating expenses were $14.0 million for the three months ended March 31, 2014, an increase of $2.2 million or 18.4% from $11.9 million at March 31, 2013.  As a percentage of average earning assets, other expenses for the three months ended March 31, 2014 and 2013 were 3.8% and 3.9%, respectively, on an annualized basis.  This increase was generally wide-spread across all categories.  Overall, trends in non-interest expenses continue to reflect higher levels related to investments in new initiatives and personnel to support future growth.

Salaries and benefits expense of $9.0 million for the quarter ended March 31, 2014, compared to $7.6 million for the quarter ended March 31, 2013.  The increase in salary and benefits expense compared to the first quarter of 2013 was primarily related to an increase in headcount to support growth and new initiatives, combined with annual salary increases necessary to remain competitive in the Company’s core markets, and increased stock-based compensation due to long-term retention awards.  At March 31, 2014, the Company employed 235 full-time equivalents (FTE) compared to 218 FTE on the same date one year earlier.

Occupancy and equipment expense is comprised primarily of rent, leasehold improvements and depreciation expense for furniture, fixtures and equipment. For the current quarter, the Company recognized $1.2 million in occupancy and equipment expense compared to $981,000 for the same period in 2013.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the first quarter of 2014 was $1.0 million which represented an increase of approximately $66,000 over $953,000 for the same period one year earlier. The increase in data processing was primarily due to an increase in deposit transaction volumes.

Marketing expense of $619,000 for the period ended March 31, 2014 represented an increase of $81,000 compared to $538,000 during the same period one year earlier.  The increase in marketing expense reflects enhanced marketing efforts in order to support growth and new initiatives.

Legal and professional charges were $482,000 for the quarter ended March 31, 2014 compared to $397,000 for the quarter ended March 31, 2013. The increase in expense for the current period was primarily attributed to an increase in professional charges that have risen commensurate with business growth.

Regulatory assessments related to FDIC insurance pertaining to deposit balances, totaled $351,000 for the quarter ended March 31, 2014, compared to $226,000 for the quarter ended March 31, 2013.  Regulatory assessments fluctuate depending on asset size and other factors, including credit quality.

OREO and loan related charges were $329,000 for the quarter ended March 31, 2014 compared to $208,000 for the quarter ended March 31, 2013.  The increase in OREO and loan related charges was primarily attributed to an increase in nonperforming loans and expenses related to the Visa card program that was fully implemented in 2013.

The Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 67.64% and 64.24% for the quarters ended March 31, 2014 and March 31, 2013, respectively.

Balance Sheet

Total assets of the Company at March 31, 2014 were $1.62 billion compared to $1.60 billion at December 31, 2013. The increase was driven by an increase in deposit production which was primarily used to fund loan growth.  Gross loans increased to 73.8% of the earning asset mix from 69.6% at December 31, 2013.

Gross loan balances were $1.14 billion at March 31, 2014, which represented an increase of $67.1 million, or 6.2%, as compared to $1.08 billion at December 31, 2013. The increase in loans was broad-based throughout the portfolio with the most significant growth reflected in the commercial lending portfolio.

The following table shows the Company’s loans by type and their percentage distribution as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
(dollars in thousands)	2014	2013

Commercial	$628,190	$585,559
Real estate construction	62,360	51,518
Land loans	13,554	13,572
Real estate other	129,447	122,063
Factoring and asset based lending	187,319	192,783
SBA	117,967	106,406
Other	5,923	5,730
Total gross loans	1,144,760	1,077,631
Unearned fee income	(4,701)	(4,727)
Total loans	1,140,059	1,072,904
Less allowance for credit losses	(22,665)	(21,944)
Total loans, net	$1,117,394	$1,050,960

Commercial	54.9%	54.3%
Real estate construction	5.4%	4.8%
Land loans	1.2%	1.3%
Real estate other	11.3%	11.3%
Factoring and asset based lending	16.4%	17.9%
SBA	10.3%	9.9%
Other	0.5%	0.5%
Total gross loans	100.0%	100.0%

The Company’s commercial loan portfolio represents loans to small and middle-market businesses primarily in the Santa Clara County region.  Commercial loans were $628.2 million at March 31, 2014, which represented an increase of $42.6 million, or 7.3%, compared to $585.6 million at December 31, 2013.  At March 31, 2014, commercial loans comprised 54.9% of total loans outstanding compared to 54.3% at December 31, 2013.

Approximately 70% of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial development projects.  The Company’s land loan portfolio consists of land and land development loans related to future construction credits. The Company’s construction and land loan portfolio together totaled approximately $75.9 million as of March 31, 2014 compared to $65.1 million as of December 31, 2013, representing an increase of $10.8 million or 16.6%.  Construction and land loan balances at March 31, 2014 and December 31, 2013 comprised 6.6% and 6.1% of total loans, respectively.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans increased $7.4 million or 6.0% to $129.4 million at March 31, 2014 from $122.1 million at December 31, 2013.  The increase in other real estate loans was primarily in home equity lines of credit and owner occupied real estate loans.  Other real estate loans represented 11.3% of total loans at March 31, 2014 and December 31, 2013.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.  In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At March 31, 2014, factoring/asset-based loans totaled $187.3 million or 16.4% of total loans, representing a decrease of $5.5 million or 2.8%, as compared to $192.8 million or 17.9% of total loans at December 31, 2013.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At March 31, 2014, SBA loans comprised $118.0 million, or 10.3%, of total loans, an increase of $11.6 million, or 10.9%, from $106.4 million or 9.9% of total loans at December 31, 2013. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.  At March 31, 2014 and December 31, 2013, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At March 31, 2014, other loans totaled $5.9 million as compared to $5.7 million at December 31, 2013.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.

The following table summarizes the composition of deposits as of March 31, 2014 and December 31, 2013:

	March 31,		December 31,
	2014		2013
	Total	Percent	Total	Percent
(dollars in thousands)	Amount	of Total	Amount	of Total

Noninterest-bearing demand	$981,406	69.32%	$954,727	67.90%
Interest-bearing demand	8,404	0.59%	11,115	0.79%
Money market and savings	384,364	27.15%	391,310	27.83%
Certificates of deposit:
Less than $100	2,686	0.19%	2,947	0.21%
$100 and more	39,096	2.75%	45,993	3.27%

Total deposits	$1,415,956	100.00%	$1,406,092	100.00%

Deposits increased $9.9 million or 0.7% from $1.41 billion at December 31, 2013 to $1.42 billion at March 31, 2014, as a result of an increase in non-interest bearing demand accounts. As of March 31, 2014, demand deposits and core deposits represented 69.9% and 97.0% of total deposits, compared to 68.7% and 96.5% at December 31, 2013.

Leverage

Total gross loan balances at March 31, 2014 were $1.14 billion.  The resulting loan to deposit ratio was 80.8%.  Other earning assets at March 31, 2014 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $405.6 million. To date, the Company has deployed other earning assets primarily in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet, and in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding.  When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

Capital Resources

The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks.  Additional capital requirements may be imposed on banks based on market risk.

The Company’s capital resources consist of shareholders’ equity, trust preferred securities and (for regulatory purposes) the allowance for loan losses (subject to limitations).  At March 31, 2014, the Company’s capital resources increased $5.9 million to $198.7 million from $192.8 million at December 31, 2013.  Tier 1 capital increased $5.2 million to $180.6 million at March 31, 2014.  The Company’s Tier 1 capital at March 31, 2014 was comprised of $113.1 million of capital stock and surplus, $55.7 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million, offset by $5.1 million in disallowed deferred tax assets.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for loan losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of March 31, 2014, the Company’s and the Bank’s total risk-based capital ratios were 13.76% and 12.18%, respectively (13.96% for the Company and 12.25% for the Bank at December 31, 2013).

Regulatory Capital Ratios

The following table shows the Company’s capital ratios at March 31, 2014 and December 31, 2013 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of March 31,		As of December 31,
	2014		2013
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$180,583	12.51%	$175,432	12.70%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$86,641	6.00%	$82,875	6.00%

Total Capital	$198,690	13.76%	$192,755	13.96%
(to Risk Weighted Assets)
Total capital minimum requirement	$144,402	10.00%	$138,125	10.00%

Company Leverage
Tier 1 Capital	$180,583	11.71%	$175,432	11.61%
(to Average Assets)
Tier 1 capital minimum requirement	$77,094	5.00%	$75,523	5.00%

Bank Capital Ratios
Tier 1 Capital	$157,666	10.93%	$151,700	11.00%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$86,554	6.00%	$82,755	6.00%

Total Capital	$175,755	12.18%	$168,999	12.25%
(to Risk Weighted Assets)
Total capital minimum requirement	$144,257	10.00%	$137,925	10.00%

Bank Leverage
Tier 1 Capital	$157,666	10.25%	$151,700	10.06%
(to Average Assets)
Tier 1 capital minimum requirement	$76,892	5.00%	$75,408	5.00%

The Company and the Bank were considered well capitalized at March 31, 2014 and December 31, 2013.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures and prevailing and anticipated economic conditions.  The Company’s business is generated primarily through customer referrals and employee business development efforts.  The Company is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations.  The Company strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.  At March 31, 2014 and December 31, 2013, liquid assets as a percentage of deposits were 29.9% and 34.2%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $47.0 million in unsecured lines of credit available with correspondent banks to meet liquidity needs.  At March 31, 2014, there were no balances outstanding on these lines. Additionally, as of March 31, 2014, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $391.0 million for which the Company had collateral in place to borrow $72.0 million.  As of March 31, 2014, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at March 31, 2014, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of March 31, 2014
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$123,724	$—	$—	$—	$—	$123,724
Interest bearing deposits in other banks	326	—	—	—	—	326
Investment securities	10,510	10,573	9,960	130,537	119,947	281,527
Loans	338,099	63,685	108,979	487,812	146,185	1,144,760
Total earning assets	$472,659	$74,258	$118,939	$618,349	$266,132	$1,550,337

Interest checking, money market and savings	392,768	—	—	—	—	392,768
Certificates of deposit:
Less than $100,000	1,551	390	694	51	—	2,686
$100,000 or more	17,675	6,378	1,390	13,653	—	39,096
Total interest-bearing liabilities	$411,994	$6,768	$2,084	$13,704	$—	$434,550

Interest rate gap	$60,665	$67,490	$116,855	$604,645	$266,132	$1,115,787
Cumulative interest rate gap	$60,665	$128,155	$245,010	$849,655	$1,115,787

Interest rate gap ratio	0.13	0.91	0.98	0.98	1.00
Cumulative interest rate gap ratio	0.13	0.23	0.37	0.66	0.72

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at March 31, 2014 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at March 31, 2014 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at March 31, 2014 and December 31, 2013. Approximately 81.2% and 82.2% of the loan portfolio was priced with floating interest rates which limit the exposure to interest rate risk on long-term loans, as of March 31, 2014 and 2013, respectively.

	As of March 31, 2014
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$628,190	$202,311	$394,073	$31,806
Real estate construction	62,360	20,654	17,508	24,198
Real estate land	13,554	11,425	2,129	—
Real estate other	129,447	15,783	45,246	68,418
Factoring and asset based lending	187,319	99,314	88,005	—
SBA	117,967	2,662	1,421	113,884
Other	5,923	5,358	565	—
Total loans	$1,144,760	$357,507	$548,947	$238,306

	As of December 31, 2013
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$585,559	$241,009	$311,567	$32,983
Real estate construction	51,518	18,001	11,973	21,544
Real estate land	13,572	11,395	2,177	—
Real estate other	122,063	11,644	43,666	66,753
Factoring and asset based lending	192,783	88,508	104,275	—
SBA	106,406	(1,607)	1,489	106,524
Other	5,730	5,476	254	—
Total loans	$1,077,631	$374,426	$475,401	$227,804

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of March 31, 2014 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $21.5 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of March 31, 2014
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$21,775	$1,296	$3,138	$6,199	$11,142

Operating leases	2,030	870	1,160	—	—

Total	$23,805	$2,166	$4,298	$6,199	$11,142

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2014, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 — OTHER INFORMATION

Not applicable

ITEM 6 — EXHIBITS

(a) Exhibits

See Index to Exhibits at page 56 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: May 9, 2014	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2014	By:	/s/ Thomas A. Sa

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

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 9, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statement of Income for the three month periods ended March 31, 2014 and 2013, (iii) the Consolidated Statement of Comprehensive Income for the three month periods ended March 31, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the three month periods ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.