Form 10-Q
period 2014-06-30
Bridge Capital Holdings
filed 2014-08-08
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

001-34165

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of Common Stock outstanding as of July 31, 2014:  15,873,025

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$33,796	$23,958
Federal funds sold	82,635	162,379
Total cash and equivalents	116,431	186,337

Interest bearing deposits in other banks	326	326
Investment securities:
Available for sale	281,783	292,977
Held to maturity	13,422	13,788
Trading securities	—	613
Total investment securities	295,205	307,378
Loans, net of allowance for credit losses of $23,116 at June 30, 2014 and $21,944 at December 31, 2013	1,153,844	1,050,960
Premises and equipment, net	3,587	2,081
Other real estate owned	23	31
Accrued interest receivable	4,323	4,323
Other assets	53,434	52,676
Total assets	$1,627,173	$1,604,112

LIABILITIES
Deposits:
Demand noninterest-bearing	$970,941	$954,727
Demand interest-bearing	8,373	11,115
Money market and savings	410,565	391,310
Time	33,833	48,940
Total deposits	1,423,712	1,406,092

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	8	10
Other liabilities	12,521	17,736
Total liabilities	1,453,768	1,441,365

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, no par value; 30,000,000 shares authorized; 15,868,525 shares issued and outstanding at June 30, 2014; 15,859,098 shares issued and outstanding at December 31, 2013;	77,289	77,289
Additional paid in capital	36,764	35,425
Retained earnings	59,929	51,946
Accumulated other comprehensive income (loss)	(577)	(1,913)
Total shareholders’ equity	173,405	162,747
Total liabilities and shareholders’ equity	$1,627,173	$1,604,112

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Loans	$18,192	$15,926	$35,239	$30,397
Federal funds sold	84	69	162	112
Investment securities	1,494	1,221	2,996	2,855
Interest bearing deposits in other banks	1	—	1	—
Total interest income	19,771	17,216	38,398	33,364

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	1	1	1
Money market and savings	217	301	495	574
Certificates of deposit	58	65	118	129
Other	268	272	537	540
Total interest expense	544	639	1,151	1,244

Net interest income	19,227	16,577	37,247	32,120
Provision for credit losses	1,500	5,300	2,000	6,050
Net interest income after provision for credit losses	17,727	11,277	35,247	26,070

NON-INTEREST INCOME:
Service charges on deposit accounts	978	920	1,894	1,793
International fee income	801	672	1,562	1,307
Gain on sale of SBA loans	1,113	1,278	1,326	1,678
Gain on sale of securities	—	804	5	804
Other non interest income	1,088	1,082	1,941	2,093
Total non-interest income	3,980	4,756	6,728	7,675

OPERATING EXPENSES:
Salaries and benefits	9,414	8,155	18,429	15,715
Premises and fixed assets	1,225	997	2,463	1,979
Other operating expenses	4,073	3,736	7,867	7,052
Total operating expenses	14,712	12,888	28,759	24,746

Income before income taxes	6,995	3,145	13,216	8,998
Income taxes	2,728	1,302	5,233	3,734
Net income	$4,267	$1,843	$7,983	$5,264

Basic income per share	$0.29	$0.13	$0.54	$0.37
Diluted income per share	$0.27	$0.12	$0.51	$0.35
Average common shares outstanding	14,778,624	14,427,497	14,712,963	14,419,229
Average common and equivalent shares outstanding	15,545,090	15,113,187	15,510,201	15,090,598

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

NET INCOME	$4,267	$1,843	$7,983	$5,264

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available-for-sale	511	172	1,911	440
Related tax benefit (expense)	(210)	(74)	(784)	(184)
Reclassification adjustment for realized (gains) on securities (1)	—	(804)	(5)	(804)
Related tax expense	—	333	2	333
Unrealized gains on supplemental executive retirement plan	13	12	26	24
Related tax (expense)	(5)	(5)	(10)	(10)
Unrealized gains on cash flow hedges	165	218	325	387
Related tax (expense)	(65)	(87)	(130)	(154)
Other comprehensive income (loss), net of tax	$409	$(235)	$1,336	$32

COMPREHENSIVE INCOME	$4,676	$1,608	$9,319	$5,296

(1) Amounts are included in net gains on sale of securities on the Consolidated Statements of Operations in total non-interest income.

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six months ended June 30.
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,983	$5,264
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,000	6,050
Depreciation and amortization	606	585
Write down of other real estate owned	8	10
Net (gain) on sale of loans	(1,326)	(1,678)
Net (gain) on sale of other real estate owned	—	(470)
Deferred income tax (credit)	(935)	19
Stock based compensation	1,640	1,651
Loans originated for sale	(21,359)	(28,340)
Proceeds from loan sales	17,559	31,052
Net (gain) on sale of securities	(5)	(804)
(Increase) in accrued interest receivable and other assets	(745)	(2,907)
(Decrease) in accrued interest payable and other liabilities	(4,866)	(1,134)
Net cash provided by used in operating activities	560	9,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(35,890)	(58,520)
Proceeds from sale of available for sale and trading securities	22,195	27,728
Proceeds from maturity of securities available for sale	27,780	40,346
Proceeds from the sale of other real estate owned	—	573
Net increase in loans	(99,758)	(96,559)
Net decrease in interest bearing deposits in other banks	—	9
Purchase of fixed assets	(2,112)	(520)
Net cash used in investing activities	(87,785)	(86,943)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	17,620	114,066
Proceeds from issuance of common stock	1,084	236
Purchase of treasury stock	(1,385)	—
Net cash provided by financing activities	17,319	114,302

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS:	(69,906)	36,656
Cash and equivalents at beginning of period	186,337	131,041
Cash and equivalents at end of period	$116,431	$167,697

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$1,173	$1,262
Cash paid for income taxes	$5,700	$7,600

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.   Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters and six months ended June 30, 2014 and 2013, respectively, are not necessarily indicative of full year results.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2014-11, Transfers & Servicing (“Topic 860”)  — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. ASU No. 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $903,000 ($469,000 net of tax) and $1.6 million ($1.0 million, net of tax) of stock-based compensation expense during the three and six months ended June 30, 2014, and recorded $778,000 ($481,000 net of tax) and $1.7 million ($1.0 million, net of tax) of stock-based compensation expense during the three and six months ended June 30, 2013, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2014 and December 31, 2013.   As of June 30, 2014, $10.2 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.2 years.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had an accumulated other comprehensive loss totaling $577,000, net of tax, as of June 30, 2014 and  an accumulated other comprehensive loss totaling $1.9 million, net of tax, as of December 31, 2013.

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

	Three months ended		Six months ended
(dollars in thousands,	June 30,		June 30,
except per share amounts)	2014	2013	2014	2013

Net income	$4,267	$1,843	$7,983	$5,264

Weighted average shares:
Basic common shares	14,778,624	14,427,497	14,712,963	14,419,229
Diluted potential common shares related to stock options and restricted stock	766,466	685,690	797,238	671,369
Total average common equivalent shares	15,545,090	15,113,187	15,510,201	15,090,598

Basic earnings per share	$0.29	$0.13	$0.54	$0.37
Diluted earnings per share	$0.27	$0.12	$0.51	$0.35

There were 110,750 and 117,250 options to acquire common stock (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2014,  respectively, because to do so would have been anti-dilutive.

3.                                      Securities

As of June 30, 2014 and December 31, 2013, the Company had securities available for sale of $281.8 million and $293.0 million, respectively, and securities held to maturity of $13.4 million and $13.8 million, respectively. There were no trading securities as of June 30, 2014, while there was $613,000 in trading securities as of December 31, 2013. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and approximate fair values of securities as of June 30, 2014 and December 31, 2013 are as follows:

	As of June 30, 2014
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale Debt securities:
U.S. government agencies	$25,241	$129	$(341)	$25,029
Mortgage backed securities	218,064	2,888	(2,818)	218,134
Corporate bonds	36,114	215	(32)	36,297
Municipal bonds	2,435	—	(112)	2,323

Total securities available for sale	$281,854	$3,232	$(3,303)	$281,783

Securities held to maturity Debt securities:
Mortgage backed securities	$13,422	$180	$(93)	$13,509

Total securities held to maturity	$13,422	$180	$(93)	$13,509

Total investment securities	$295,276	$3,412	$(3,396)	$295,292

	As of December 31, 2013
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale Debt securities:
U.S. government agencies	$17,453	$51	$(575)	$16,929
Mortgage backed securities	237,593	3,246	(4,452)	236,387
Corporate bonds	37,474	116	(99)	37,491
Municipal bonds	2,435	—	(266)	2,170
Total debt securities	294,955	3,413	(5,392)	292,977

Total securities available for sale	$294,955	$3,413	$(5,392)	$292,977

Securities held to maturity Debt securities:
Mortgage backed securities	$13,788	$136	$(240)	$13,683

Total securities held to maturity	$13,788	$136	$(240)	$13,683

Trading securities	$613	$—	$—	$613

Total investment securities	$309,356	$3,549	$(5,632)	$307,273

The scheduled maturities of investment securities at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$11,610	$11,750
Due after one year through five years	65,195	65,930
Due after five years through ten years	64,453	64,327
Due after ten years	140,596	139,776
Total securities available for sale	281,854	281,783

Due in one year or less	$—	$—
Due after one year through five years	6,883	6,892
Due after five years through ten years	—	—
Due after ten years	6,539	6,617
Total securities held to maturity	13,422	13,509

Total investment securities	$295,276	$295,292

	December 31, 2013
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$12,124	$12,200
Due after one year through five years	63,699	64,617
Due after five years through ten years	75,466	74,769
Due after ten years	143,666	141,391
Total securities available for sale	294,955	292,977

Due in one year or less	$—	$—
Due after one year through five years	7,052	7,060
Due after five years through ten years	—	—
Due after ten years	6,736	6,623
Total securities held to maturity	13,788	13,683

Due in one year or less	$613	$613
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Total trading securities	613	613

Total investment securities	$309,356	$307,273

As of June 30, 2014 and December 31, 2013, no investment securities were pledged as collateral.   As of June 30, 2014, $2.8 million in unrealized losses was attributable to forty-nine securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2013, $5.3 million in unrealized losses was attributable to seventy-eight securities that had been in an unrealized loss position for less than 12 months. The unrealized losses were primarily due to the impact of long-term interest rates on the value of the mortgage-based investment securities. Because the Company had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, $567,000 in unrealized losses was attributable to sixteen securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2013, $300,000 in unrealized losses was attributable to five securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of June 30, 2014 and December 31, 2013, were caused by market interest rate increases subsequent to the purchase of the securities or price fluctuations driven by volatility of the housing market conditions.  Because the Company had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of June 30, 2014 and December 31, 2013, respectively.

4.                                      Loans

The balances in the various loan categories are as follows as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Commercial	$664,806	$585,559
Real estate construction	70,232	51,518
Land loans	16,658	13,572
Real estate other	130,000	122,063
Factoring and asset based	176,101	192,783
SBA	116,862	106,406
Other	6,146	5,730
Total gross loans	1,180,805	1,077,631
Unearned fee income	(3,845)	(4,727)
Total loan portfolio	1,176,960	1,072,904
Less allowance for credit losses	(23,116)	(21,944)
Loans, net	$1,153,844	$1,050,960

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of June 30, 2014 and December 31, 2013.

	June 30, 2014
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$646,248	$11,569	$4,249	$2,740	$664,806
Real estate construction	70,232	—	—	—	70,232
Land loans	16,658	—	—	—	16,658
Real estate other	111,567	—	11,551	6,882	130,000
Factoring and asset based	164,564	3,343	6,877	1,317	176,101
SBA	105,152	782	8,966	1,962	116,862
Other	6,146	—	—	—	6,146
Total gross loans	$1,120,567	$15,694	$31,643	$12,901	$1,180,805

	As of December 31, 2013
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$564,576	$9,822	$10,709	$452	$585,559
Real estate construction	51,518	—	—	—	51,518
Land loans	13,568	—	—	4	13,572
Real estate other	102,654	335	11,784	7,290	122,063
Factoring and asset based	181,526	2,317	3,309	5,631	192,783
SBA	97,940	216	6,512	1,738	106,406
Other	5,730	—	—	—	5,730
Total gross loans	$1,017,512	$12,690	$32,314	$15,115	$1,077,631

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

The following table summarizes the payment status of the loan portfolio as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$662,066	$—	$—	$—	$2,740	$664,806
Real estate construction	70,232	—	—	—	—	70,232
Land loans	16,658	—	—	—	—	16,658
Real estate other	123,118	—	—	—	6,882	130,000
Factoring and asset based	174,784	—	—	—	1,317	176,101
SBA	114,900	—	—	—	1,962	116,862
Other	6,124	20	2	—	—	6,146
Total gross loans	$1,167,882	$20	$2	$—	$12,901	$1,180,805

	As of December 31, 2013
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$585,107	$—	$—	$—	$452	$585,559
Real estate construction	51,518	—	—	—	—	51,518
Land loans	13,568	—	—	—	4	13,572
Real estate other	114,773	—	—	—	7,290	122,063
Factoring and asset based	187,152	—	—	—	5,631	192,783
SBA	104,668	—	—	—	1,738	106,406
Other	5,679	20	31	—	—	5,730
Total gross loans	$1,062,465	$20	$31	$—	$15,115	$1,077,631

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

As of June 30, 2014, the Company had nineteen loans totaling $12.4 million classified as troubled debt restructurings.  The nineteen loans were comprised of one commercial loan, fifteen other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.1% of total gross loans as of June 30, 2014. As of December 31, 2013, the Company had twenty loans totaling $12.9 million classified as troubled debt restructurings.  The twenty loans were comprised of one commercial loan, sixteen other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.2% of total gross loans as of December 31, 2013.

The Company did not have any commitments to lend additional funds for loans classified as troubled debt restructurings at June 30, 2014 and December 31, 2013.

During the three and six months ended June 30, 2014 and June 30, 2013, there were no additional loans modified and designated as troubled debt restructurings.

A loan is considered to be in payment default when it is 90 days contractually past due under the modified terms.  There were no loans modified within the last twelve months that defaulted during the three months ended June 30, 2014.

The following table summarizes the loans categorized as troubled debt restructurings at June 30, 2014 and December 30, 2013.  The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of June 30, 2014
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$114	$28	$114	$28
Real estate construction	—	—	—	—	—	—
Land loans	—	—			—	—
Real estate other	6,443	5,030	7,417	6,883	13,860	11,913
Factoring and asset based	—	—	—	—	—	—
SBA	480	471	—	—	480	471
Other	—	—	—	—	—	—
Total gross loans	$6,923	$5,501	$7,531	$6,911	$14,454	$12,412

	As of December 31, 2013
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$114	$77	$114	$77
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	6,443	5,088	7,564	7,290	14,007	12,378
Factoring and asset based	—	—	—	—	—	—
SBA	480	481	—	—	480	481
Other	—	—	—	—	—	—
Total gross loans	$6,923	$5,569	$7,678	$7,367	$14,601	$12,936

Loans are designated as impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of June 30, 2014 and December 31, 2013 loans designated as impaired consisted of nonaccrual loans and troubled debt restructurings.

The following table summarizes the loans categorized as impaired at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
(dollars in thousands)	2014	2013

Nonaccrual loans (1)	$12,901	$15,115
Trouble debt restructurings - performing	5,501	5,569
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$18,402	$20,684

(1)  Nonaccrual loans include troubled debt restructurings of $6.9 million and $7.4 million at June 30, 2014 and December 31, 2013, respectively.

Impaired loans at June 30, 2014 were comprised of loans with legal contractual balances totaling approximately $24.1 million reduced by approximately $2.1 million received in non-accrual interest and impairment charges of $3.6 million which have been charged against the allowance for loan losses. As of June 30, 2014, there was an additional 18 loans with legal contractual balances totaling $9.7 million that have been fully charged off, for which the Company continues to pursue collection remedies.

Impaired loans at December 31, 2013 were comprised of loans with legal contractual balances totaling approximately $30.0 million reduced by $2.1 million received in non-accrual interest and impairment charges of $7.2 million which have been charged against the allowance for loan losses.

The following summarizes the breakdown of impaired loans by category as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014		As of December 31, 2013
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$3,404	$2,740	$856	$452
Real estate construction	—	—	—	—
Land loans	—	—	32	4
Real estate other	14,642	11,912	14,863	12,378
Factoring and asset based	2,506	1,317	11,079	5,631
SBA	3,585	2,433	3,200	2,219
Other	—	—	—	—
Total gross loans	$24,137	$18,402	$30,030	$20,684

Consistent with the Company’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Company did not record income from the receipt of cash payments related to nonaccrual loans during the three months ended June 30, 2014 and 2013.  Interest income recognized on impaired loans represents interest the Company recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$1,400	$2	$322	$27
Real estate construction	—	—	—	—
Land loans	—	—	8	—
Real estate other	12,066	128	14,799	129
Factoring and asset based	2,094	—	2,601	103
SBA	2,328	16	2,397	33
Other	—	—	—	—
Total gross loans	$17,887	$146	$20,127	$292

	Six months ended June 30,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$1,596	$5	$436	$78
Real estate construction	—	—	—	—
Land loans	2	—	9	1
Real estate other	12,146	248	15,147	224
Factoring and asset based	3,474	16	2,567	151
SBA	2,326	33	2,461	64
Other	—	—	—	—
Total gross loans	$19,544	$302	$20,619	$518

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

The allowance for loan losses totaled $23.1 million and $21.9 million as of June 30, 2014 and December 31, 2013, respectively.  The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of June 30, 2014 and December 31,  2013.

	As of June 30, 2014
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$2,740	$—	$662,066	$9,836	$664,806	$9,836
Real estate construction	—	—	70,232	1,523	70,232	1,523
Land loans	—	—	16,658	462	16,658	462
Real estate other	11,912	292	118,088	2,280	130,000	2,572
Factoring and asset based	1,317	—	174,784	6,270	176,101	6,270
SBA	2,433	—	114,429	2,311	116,862	2,311
Other	—	—	6,146	142	6,146	142
Total	$18,402	$292	$1,162,403	$22,824	$1,180,805	$23,116

	As of December 31, 2013
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$452	$—	$585,107	$9,066	$585,559	$9,066
Real estate construction	—	—	51,518	1,013	51,518	1,013
Land loans	4	—	13,568	377	13,572	377
Real estate other	12,378	588	109,685	2,269	122,063	2,857
Factoring and asset based	5,631	—	187,152	6,136	192,783	6,136
SBA	2,219	—	104,187	2,363	106,406	2,363
Other	—	—	5,730	132	5,730	132
Total	$20,684	$588	$1,056,947	$21,356	$1,077,631	$21,944

Of the loans individually evaluated for impairment, thirteen real estate other loans, with a current balance of $5.8 million, had an associated allowance for the period ending June 30, 2014.  For the period ended December 31, 2013, of the loans individually evaluated for impairment, there were fourteen real estate other loans, with an aggregate balance of $6.1 million, that had an associated allowance.

The following table summarizes the activity in the allowance for loan losses for the quarters and six months ended June 30, 2014 and 2013.

	Three months ended June 30, 2014
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of March 31, 2014	$9,321	$1,445	$354	$2,695	$6,335	$2,378	$137	$22,665
Provision charged to expense	747	78	108	(123)	639	46	5	1,500
Charge-offs	(255)	—	—	—	(900)	(116)	—	(1,271)
Recoveries	23	—	—	—	196	3	—	222
As of June 30, 2014	$9,836	$1,523	$462	$2,572	$6,270	$2,311	$142	$23,116

	Three months ended June 30, 2013
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of March 31, 2013	$7,582	$721	$320	$4,321	$4,731	$2,743	$125	$20,543
Provision charged to expense	4,785	(40)	8	(526)	1,578	(496)	(9)	5,300
Charge-offs	(4,294)	—	—	(230)	(875)	—	—	(5,399)
Recoveries	21	2	2	—	—	—	—	25
As of June 30, 2013	$8,094	$683	$330	$3,565	$5,435	$2,247	$116	$20,470

	Six months ended June 30, 2014
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2013	$9,066	$1,013	$377	$2,857	$6,136	$2,363	$132	$21,944
Provision charged to expense	544	510	65	(285)	1,116	40	10	2,000
Charge-offs	(255)	—	—	—	(1,330)	(151)	—	(1,736)
Recoveries	481	—	20	—	347	59	—	907
As of June 30, 2014	$9,836	$1,523	$462	$2,572	$6,270	$2,311	$142	$23,116

	Six months ended June 30, 2013
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2012	$6,394	$673	$333	$5,178	$4,352	$2,905	$113	$19,948
Provision charged to expense	5,779	6	(6)	(1,383)	2,307	(657)	3	6,049
Charge-offs	(4,294)	—	—	(230)	(1,225)	—	—	(5,749)
Recoveries	215	4	3	—	—	(1)	—	221
As of June 30, 2013	$8,094	$683	$330	$3,565	$5,435	$2,247	$116	$20,470

5.                                      Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at June 30, 2014 and December 31, 2013 were comprised of the following:

	June 30, 2014
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$7,912	$(5,572)	$2,340
Furniture and fixtures	1,211	(1,071)	140
Capitalized software	4,566	(4,053)	513
Equipment	3,455	(2,861)	594
Total premises and equipment	$17,144	$(13,557)	$3,587

	December 31, 2013
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$6,378	$(5,344)	$1,034
Furniture and fixtures	1,138	(1,053)	85
Capitalized software	4,369	(3,841)	528
Equipment	3,147	(2,713)	434
Total premises and equipment	$15,032	$(12,951)	$2,081

Depreciation and amortization amounted to $301,000 and $292,000 for the three months ended June 30, 2014 and June 30, 2013, respectively, and $606,000 and $585,000 for the six months ended June 30, 2014 and June 30, 2013, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

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

Other Borrowings

There were no other borrowings at June 30, 2014 and at December 31, 2013.

As of June 30, 2014, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $391.0 million for which the Company had collateral in place to borrow $82.0 million.  As of June 30, 2014, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Company also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At June 30, 2014, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and six month periods ended June 30, 2014 and 2013 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Expected life	75 months	75 months	75 months	75 months

Stock volatility	35.00%	35.00%	35.00%	35.00%

Risk free interest rate	1.90%	0.96%	1.95%	0.97%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share - option awards	$8.80	$5.11	$8.99	$5.15

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at June 30, 2014 and December 31, 2013:

Cash and Cash Equivalents, Fed Funds Sold and Interest bearing deposits in other banks

The carrying amounts of these instruments approximate the fair value and are classified as Level 1 in the fair value hierarchy.

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

Cash Flow Hedge

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs — model-derived credit spreads.  The level in the fair value hierarchy within which the fair value measurement in their entirety fall shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Because the inputs used to measure the fair value of the Company’s derivatives fall into different levels of the fair value hierarchy, as of June 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuations adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

	As of June 30, 2014
	Carrying				Fair
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$33,796	$33,796	$—	$—	$33,796
Federal funds sold	82,635	82,635	—	—	82,635
Interest bearing deposits in other banks	326	326	—	—	326
Investments securities	295,205	—	295,292	—	295,292
Loans and leases, net of unearned fees	1,176,960	—	—	1,175,844	1,175,844
Bank owned life insurance	16,818	—	—	16,818	16,818
Warrant portfolio	332	—	—	332	332

Financial liabilities:
Deposits	1,423,712	984,829	435,857	—	1,420,686
Junior subordinated debt securities	17,527	—	—	15,784	15,784
Cash flow hedge	776	—	776	—	776

	As of December 31, 2013
	Carrying				Fair
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$23,958	$23,958	$—	$—	$23,958
Federal funds sold	162,379	162,379	—	—	162,379
Interest bearing deposits in other banks	326	326	—	—	326
Investments securities	307,378	—	307,273	—	307,273
Loans and leases, net of unearned fees	1,072,904	—	—	1,069,534	1,069,534
Bank owned life insurance	16,530	—	—	16,530	16,530
Warrant portfolio	340	—	—	340	340

Financial liabilities:
Deposits	1,406,092	973,493	429,619	—	1,403,112
Junior subordinated debt securities	17,527	—	—	15,709	15,709
Cash flow hedge	1,102	—	1,102	—	1,102

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2014
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$25,029	$—	$25,029	$—
Mortgage backed securities	218,134	—	218,134	—
Corporate bonds	36,297	—	36,297	—
Municipal bonds	2,323	—	2,323	—
Warrant portfolio	332	—	—	332
Cash flow hedge	(776)	—	(776)	—

Total	$281,339	$—	$281,007	$332

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$16,929	$—	$16,929	$—
Mortgage backed securities	236,387		236,387
Corporate bonds	37,491		37,491
Municipal bonds	2,170		2,170
Warrant portfolio	340	—	—	340
Cash flow hedge	(1,102)	—	(1,102)	—

Total	$292,215	$—	$291,875	$340

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended June 30, 2014.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

Assets measured at fair value on a non-recurring basis for the quarters ended June 30, 2014 and December 31, 2013, included impaired loans and other real estate owned as follows:

	As of June 30, 2014
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$2,740	$2,740
Real estate construction	—	—	—	—
Land loans	—	—	—	—
Real estate other	—	—	11,913	11,913
Factoring and asset based	—	—	1,317	1,317
SBA	—	—	2,433	2,433
Other	—	—	—	—
Total impaired loans	$—	$—	$18,403	$18,403

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	14	—	14
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	9	—	9
Other	—	—	—	—
Total other real estate owned	$—	$23	$—	$23

	As of December 31, 2013
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$452	$452
Real estate construction	—	—	—	—
Land loans	—	—	4	4
Real estate other	—	—	12,378	12,378
Factoring and asset based	—	—	5,631	5,631
SBA	—	—	2,219	2,219
Other	—	—	—	—
Total impaired loans	$—	$—	$20,684	$20,684

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	14	—	14
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	17	—	17
Other	—	—	—	—
Total other real estate owned	$—	$31	$—	$31

The fair value of impaired loans was determined using Level 3 assumptions, and represents impaired loan balances for which a specific reserve has been established or on which a write down has been taken. The Company charged-off $1.3 million and $5.4 million during the quarters ended June 30, 2014 and 2013, respectively, and $1.7 million and $5.7 million for the six months ended June 30, 2014 and 2013, respectively, as a result of impaired loans.

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

The fair value of OREO was determined using Level 2 assumptions. There were no charge-offs during both quarters ended June 30, 2014 and 2013.  The company charged off $8,000 for the six months ended June 30, 2014 compared to $10,000 during the six months ended June 30, 2013, as a result of declines in the OREO property values.

	As of June 30, 2014
				Range
	Fair	Valuation	Unobservable	(Weighted
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$2,740	Collateral valuation/ Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	15-25%
Real estate other	11,913	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	5-20%
Factoring and asset based	1,317	Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	25%
SBA	2,433	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-25%

Total impaired loans	$18,403

Other real estate owned:

Commercial	$—
Real estate construction	—
Land loans	14	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
Real estate other	—
Factoring and asset based	—
SBA	9	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
Other	—

Total other real esate owned	$23

	As of December 31, 2013
				Range
	Fair	Valuation	Unobservable	(Weighted-
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$452	Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	15-25%
Land loans	4	Third party appraisal	Management adjustment to reflect current conditions and selling costs	30%
Real estate other	12,378	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	5-20%
Factoring and asset based	5,631	Collateral valuation	Management adjustment to reflect current conditions and selling costs	50%
SBA	2,219	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-25%

Total impaired loans	$20,684

Other real estate owned:

Land loans	$14	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
SBA	17	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%

Total other real estate owned	$31

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of June 30, 2014 and December 31, 2013.  The Company did not have any derivative instruments that were assets as of June 30, 2014 and December 31, 2013.

(dollars in thousands)

		Fair Value
Derivatives Designated as	Balance Sheet	June 30,	December 31,
Hedging Instruments	Location	2014	2013

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	776	1,102

Total hedged derivatives		$776	$1,102

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of June 30, 2014, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three and six months ended June 30, 2014 and 2013.

During the three and six months ended June 30, 2014 and 2013, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended June 30, 2014 and June 30, 2013, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(15,000) and $39,000, respectively.  During the six months ended June 30, 2014 and June 30, 2013, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(32,000) and $33,000, respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that ($575,000) will be reclassified into net interest income as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three months ended June 30, 2014 and 2013. All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges. There was no ineffective portion of cash flow hedges during the three and six months ended June 30, 2014 and 2013, respectively, and as such there were no amounts included in derivative income or expense during these periods.

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013

Net interest income	$(180)	$(178)	$(358)	$(353)
Non-interest income	—	—	—	—

Total derivative income	$(180)	$(178)	$(358)	$(353)

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

As of June 30, 2014 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $796,000.  As of June 30, 2014, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.2 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2014, it would have been required to settle its obligations under the agreements at the termination value.

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

There have been no significant changes during the three and six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2013 Form 10-K.

Executive Summary

The Company reported net operating income of $4.3 million for the three months ended June 30, 2014 representing an increase of $2.4 million or 131.5% compared to net operating income of $1.8 million for the same period one year ago. The Company reported earnings per diluted share of $0.27 and $0.12 for the quarters ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, the Company reported net operating income of $8.0 million, representing an increase of $2.7 million or 51.7% compared to net operating income of $5.3 million for same period one year ago.  The Company reported earnings per diluted share of $0.51 and $0.35 for six months ended June 30, 2014 and 2013, respectively.

For the quarter ended June 30, 2014, the Company’s return on average assets and return on average equity were 1.07% and 9.98%, respectively, and compared to 0.52% and 4.79%, respectively, for the same period in 2013. For the six months ended June 30, 2014, the Company’s return on average assets and return on average equity were 1.02% and 9.55%, respectively, and compared to 0.77% and 6.99%, respectively, for the same period in 2013.

Additionally, an overview of the financial results for the quarter and six months ended June 30, 2014 discussed in the MD&A include the following:

•                  Net interest income and non-interest income comprised total revenue of $23.2 million for the three months ended June 30, 2014, compared to $20.8 million for the three months ended March 31, 2014 and $20.8 million for the same period one year earlier.  For the six months ended June 30, 2014, total revenue of $44.0 million represented an increase of $4.2 million, or 10.5%, from $39.8 million for the six months ended June 30, 2013.

•                  Net interest margin increased to 5.03% for the quarter ended June 30, 2014 compared to 4.91% for the first quarter of 2014 and 4.87% for the quarter ended June 30, 2013.   For the six months ended June 30, 2014, net interest margin increased to 4.97% from 4.95% for the same period of 2013.

•                  Total assets grew to $1.63 billion at June 30, 2014, with loans comprising 73.8% of the average earning asset mix, compared to 72.7% in the prior quarter.  Total deposits were $1.42 billion at June 30, 2014, which included demand deposits of $979.3 million.  At December 31, 2013, total assets and total deposits were $1.60 billion and $1.41 billion, respectively.

•                  Gross loans were $1.18 billion at June 30, 2014, representing an increase of $36.0 million, or 3.1%, compared to gross loans of $1.14 billion at March 31, 2014, and an increase of $103.2 million, or 9.57% compared to gross loans of $1.08 billion at December 31, 2013.  Average loan balances increased by $48.9 million, or 4.5%, to $1.13 billion for the quarter ended June 30, 2014, compared to $1.08 billion for the quarter ended March 31, 2014, and increased $107.6 million, or 10.51% compared to gross loans of $1.02 billion at December 31, 2013.

•                  There was a $1.5 million provision for credit losses during the second quarter of 2014, compared to $500,000 for the quarter ended March 31, 2014 and $5.3 million for the second quarter of 2013.  Net charges-offs were $1.0 million for the quarter ended June 30, 2014, compared to net recoveries of $221,000 for the quarter ended March 31, 2014 and net recoveries of $5.4 million for the quarter ended June 30, 2013.

•                  Allowance for credit losses represented 1.96% of total gross loans and 179.18% of nonperforming loans at June 30, 2014, compared to 1.98% of total gross loans and 191.51% of nonperforming loans at March 31, 2014 and 2.04% of total gross loans and 145.18% of nonperforming loans at December 31, 2013.

•                  Nonperforming assets increased by $1.0 million to $12.9 million, or 0.79% of total assets, compared to $11.9 million or 0.73% of total assets at March 31, 2014. Nonperforming assets decreased by $2.2 million compared to $15.1 million or 0.94% of total assets at December 31, 2013.

•                  Capital ratios remained significantly above the minimum required for the Company to be considered “well-capitalized” under the current Basel regulatory framework, and continued to support the Company’s growth.  Total Risk-Based Capital Ratio was 14.00%, Tier I Capital Ratio was 12.51%, and Tier I Leverage Ratio was 11.71% at June 30, 2014.

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and six months ended June 30, 2014 and 2013 (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Statement of Operations Data:
Interest income	$19,771	$17,216	$38,398	$33,364
Interest expense	544	639	1,151	1,244
Net interest income	19,227	16,577	37,247	32,120
Provision for credit losses	1,500	5,300	2,000	6,050
Net interest income after provision for credit losses	17,727	11,277	35,247	26,070
Other income	3,980	4,756	6,728	7,675
Other expenses	14,712	12,888	28,759	24,746
Income before income taxes	6,995	3,145	13,216	8,998
Income taxes	2,728	1,302	5,233	3,734
Net income	$4,267	$1,843	$7,983	$5,264

Per Share Data:
Basic earnings per share	$0.29	$0.13	$0.54	$0.37
Diluted earnings per share	0.27	0.12	0.51	0.35
Shareholders’ equity per share	10.93	9.79	10.93	9.79

Balance Sheet Data:
Balance sheet totals:
Assets	$1,627,173	$1,463,322	$1,627,173	$1,463,322
Loans, net	1,153,844	975,050	1,153,844	975,050
Deposits	1,423,712	1,276,614	1,423,712	1,276,614
Shareholders’ equity	173,405	153,963	173,405	153,963

Average balance sheet amounts:
Assets	$1,594,358	$1,428,971	$1,570,824	$1,370,395
Loans, net	1,104,680	960,675	1,080,325	916,199
Deposits	1,389,437	1,238,810	1,362,852	1,182,373
Shareholders’ equity	171,413	154,254	168,628	151,836

Selected Ratios:
Return on average assets	1.07%	0.52%	1.02%	0.77%
Return on average equity	9.98%	4.79%	9.55%	6.99%
Efficiency ratio	63.39%	60.41%	65.40%	62.18%
Risk based capital ratio	14.00%	14.80%	14.00%	14.80%
Net chargeoffs (recoveries) to average gross loans	0.09%	0.55%	0.07%	0.59%
Allowance for loan losses to total loans	1.96%	2.05%	1.96%	2.05%
Average equity to average assets	10.75%	10.79%	10.74%	11.08%

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

Net interest income for the quarter ended June 30, 2014 was $19.2 million, which was comprised of $19.8 million in interest income and $544,000 in interest expense. Net interest income for the quarter ended June 30, 2013 was $16.6 million, which was comprised of $17.2 million in interest income and $639,000 in interest expense.  Net interest income for the quarter ended June 30, 2014 represented an increase of $2.7 million, or 16.0% from the same period one year earlier. The increase in net interest income from the same period one year ago was primarily attributable to an overall increase in average earning assets as a result of loan growth, combined with a higher level of loan related fees. Loan fee amortization for the quarter ended June 30, 2014 was $3.5 million, compared to $2.7 million for the quarter ended June 30, 2013.

Net interest income for the six months ended June 30, 2014 was $37.2 million, which was comprised of $38.4 million in interest income and $1.2 million in interest expense. Net interest income for the six months ended June 30, 2013 was $32.1 million, which was comprised of $33.4 million in interest income and $1.2 million in interest expense.  Net interest income for the six months ended June 30, 2014 represented an increase of $5.1 million or 16.0% from the same period one year earlier. The increase in net interest income from the same period one year ago was primarily attributable to an overall increase in average earning assets as a result of loan growth and excess liquidity generated from deposit growth, combined with a higher level of loan related fees. Loan fee amortization for the six months ended June 30, 2014 was $6.3 million, compared to $4.8 million for the six months ended June 30, 2013.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended June 30, 2014 average earning assets of $1.53 billion represented an increase of $168.1 million, or 12.3%, compared to $1.36 billion, for the same period in 2013.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 81.46% during the quarter ended June 30, 2014, which represented an increase compared to an average of 79.43% for the same quarter of 2013 as a result of higher loan funding relative to deposit growth. For the six months ended June 30, 2014 average earning assets of $1.51 billion represented an increase of $203.8 million, or 15.6%, compared to $1.31 billion for the same period in 2013.  The Company’s loan-to-deposit ratio averaged 81.27% during the six months ended June 30, 2014, representing an increase compared to an average of 79.46% for the same period in 2013, and was also a result of higher loan funding relative to deposit growth during that period.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended June 30, 2014 was 5.03% compared to 4.87% in the same period one year earlier.  The increase in net interest margin compared to the quarter ended June 30, 2013 was primarily due to increased loan fees and a more favorable balance sheet mix. The impact on the net interest margin from increased loan fees for the three months ended June 30, 2014 compared to the same period last year was 12 basis points.  The negative impact of reversal or foregone interest due to nonperforming assets was 6 basis points in the second quarter of 2014, compared with 8 basis points in the second quarter one year earlier

The Company’s net interest margin for the six months ended June 30, 2014 was 4.97% compared to 4.95% in the same period one year earlier.  The increase in net interest margin from the prior year was primarily due to increased loan fees.  The positive impact on the net interest margin from increased loan fees for the six months ended June 30, 2014 compared to the same period one year ago was 9 basis points.  The negative impact of reversal or foregone interest due to nonperforming assets was 5 basis points for the first six months of 2014 compared to 8 basis points for same period one year earlier.

The following tables show the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters and six months ended June 30, 2014 and 2013.

	Three months ended June 30,
	2014			2013
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$1,131,856	6.45%	$18,192	$984,030	6.49%	$15,926
Federal funds sold	115,636	0.29%	84	117,134	0.24%	69
Investment securities	285,180	2.10%	1,494	263,395	1.86%	1,221
Other	326	1.23%	1	313	0.00%	—
Total interest earning assets	1,532,998	5.17%	19,771	1,364,872	5.06%	17,216

Noninterest-earning assets:
Cash and due from banks	26,574			25,831
All other assets (3)	34,786			38,268
TOTAL	$1,594,358			$1,428,971

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$9,541	0.04%	1	$11,191	0.04%	$1
Savings	390,699	0.22%	217	429,403	0.28%	301
Time	42,233	0.55%	58	49,423	0.53%	65
Other	17,527	6.13%	268	20,824	5.24%	272
Total interest bearing liabilities	460,000	0.47%	544	510,841	0.50%	639

Noninterest-bearing liabilities:
Demand deposits	946,964			748,794
Accrued expenses and other liabilities	15,981			15,082
Shareholders' equity	171,413			154,254
TOTAL	$1,594,358			$1,428,971

Net interest income and margin		5.03%	$19,227		4.87%	$16,577

(1)         Loan fee amortization of $3.5 million and $2.7 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for loan losses of $22.8 million and $19.3 million, respectively.

	Six months ended June 30,
	2014			2013
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$1,107,560	6.42%	$35,239	$939,547	6.52%	$30,397
Federal funds sold	114,356	0.29%	162	95,595	0.24%	112
Investment securities	288,866	2.09%	2,996	271,874	2.12%	2,855
Other	326	0.62%	1	321	0.00%	—
Total interest earning assets	1,511,108	5.12%	38,398	1,307,337	5.15%	33,364

Noninterest-earning assets:
Cash and due from banks	26,561			25,229
All other assets (3)	33,155			37,829
TOTAL	$1,570,824			$1,370,395

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Demand	$9,057	0.02%	1	$10,351	0.02%	$1
Savings	389,717	0.26%	495	395,228	0.29%	574
Time	42,821	0.56%	118	48,523	0.54%	129
Other	22,637	4.78%	537	20,621	5.28%	540
Total interest bearing liabilities	464,232	0.50%	1,151	474,723	0.53%	1,244

Noninterest-bearing liabilities:
Demand deposits	921,257			728,271
Accrued expenses and other liabilities	16,707			15,565
Shareholders' equity	168,628			151,836
TOTAL	$1,570,824			$1,370,395

Net interest income and margin		4.97%	$37,247		4.95%	$32,120

(1)         Loan fee amortization of $6.3 million and $4.8 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for loan losses of $22.6 million and $19.6 million, respectively.

The following tables show the effect of the interest differential of volume and rate changes for the quarters and six months ended June 30, 2014 and 2013.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended June 30,
	2014 vs. 2013
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$2,376	$(110)	$2,266
Federal funds sold	(1)	16	15
Investment securities	114	159	273
Other	1	—	1
Total interest income	2,490	65	2,555

Interest expense:
Demand	(0)	0	—
Savings	(21)	(63)	(84)
Time	(10)	3	(7)
Other	(50)	46	(4)
Total interest expense	(82)	(13)	(95)

Change in net interest income	$2,572	$78	$2,650

	Six months ended June 30,
	2014 vs. 2013
	Increase (decrease)
	due to change in
VOLUME/RATE ANALYSIS	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$5,346	$(504)	$4,842
Federal funds sold	27	23	50
Investment securities	176	(35)	141
Other	0	1	1
Total interest income	5,548	(514)	5,034

Interest expense:
Demand	(0)	0	—
Savings	(7)	(72)	(79)
Time	(16)	5	(11)
Other	48	(51)	(3)
Total interest expense	25	(118)	(93)

Change in net interest income	$5,523	$(396)	$5,127

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

Interest Income

Interest income of $19.8 million in the quarter ended June 30, 2014 represented an increase of $2.6 million, or 14.8%, from $17.2 million in the same quarter one year earlier.  The average yield on earning assets was 5.17% for the quarter ended June 30, 2014 compared to 5.06% for the quarter ended June 30, 2013.  The increase in the average yield on interest earning assets was primarily due to increased recurring loan fees and a more favorable mix of earning assets.

Interest income of $38.4 million for the six months ended June 30, 2104, represented an increase of $5.0 million, or 15.1%, from $33.4 million in the same period one year earlier.  The average yield on earning assets was 5.12% for the six months ended June 30, 2014, and 5.15% for the six months ended June 30, 2013.  The increase in interest income was primarily due to increased recurring loan fees and an increase in average earning assets, offset in part by a lower yield on loans.

Average gross loans were $1.13 billion for three months ended June 30, 2014, an increase of $147.8 million or 15.0% from $984.0 million for the same period one year earlier.  Average loans comprised 73.8% of average earning assets in the three months ended June 30, 2014 compared to 72.1% in the second quarter of 2013.  For the six months ended June 30, 2014, average gross loans were $1.11 billion, an increase of $168.0 million, or 17.9% from $939.5 million for the same period one year earlier.  Average loans comprised 73.3% of average earning assets in the six months ended June 30, 2014 compared to 71.9% in the first six months of 2013.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $401.1 million for the quarter ended June 30, 2014, an increase of $20.3 million or 5.3% from $380.8 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, other earning assets averaged $403.5 million, an increase of $35.8 million or 9.7% from $367.8 million for the six months ended June 30, 2013.

Interest Expense

Interest expense was $544,000 for the quarter ended June 30, 2014, which represented a decrease of $95,000, or 14.9% from $639,000 for the comparable period of 2013.  Average interest-bearing liabilities were $460.0 million for the three months ended June 30, 2014, a decrease of $50.8 million, or 10.0%, from $510.8 million for the same period one year earlier.  The decrease in interest expense was primarily due to a decrease in average interest bearing liabilities.

For the six months ended June 30, 2014, interest expense was $1.1 million, which represented a decrease of $93,000, or 7.5% from $1.2 million for the six months ended June 30, 2013.  Average interest-bearing liabilities were $464.2 million for the six months ended June 30, 2014, a decrease of $10.5 million, or 2.2% from $474.7 million for the same period on year ago.  The decrease in interest expense was primarily due to a decrease in average interest bearing deposits, combined with a lower rate paid on savings deposits.

Average interest bearing deposits were $442.5 million for the quarter ended June 30, 2014, which represented 31.8% of total average deposits and was a decrease of $47.5 million, or 9.7%, from $490.0 million representing 39.6% of total average deposits in the second quarter of 2013. For the six months ended June 30, 2014, average interest bearing deposits were $441.6 million, which represented 32.4% of total average deposits and was a decrease of $12.5 million, or 2.8%, from $454.1 million representing 38.4% of total average deposits in the first six months of 2013.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $17.5 million in the three months ended June 30, 2014 and $20.8 million for the comparable period of 2013. For the six months ended June 30, 2014 and 2013, other interest bearing liabilities averaged $22.6 million and $20.6 million, respectively

The average rate paid on interest-bearing liabilities was 0.47% and 0.50% for the quarters ended June 30, 2014 and 2013, respectively, and 0.50% and 0.53% for the six months ended June 30, 2014 and 2013, respectively.

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

The Company charged-off $1.3 million during the three months ended June 30, 2014 compared to $5.4 million during the three months ended June 30, 2013. For the six months ended June 30, 2014, the Company charged-off $1.7 million compared to $5.7 million for the same period in 2013.  Loan recoveries of $222,000 were recognized during the second quarter of 2014 compared to $26,000 for the three months ended June 30, 2013. For the six month period ended June 30, 2014, loan recoveries of $908,000 were recognized, compared to $221,000 for the six month period ended June 30, 2013.

The following schedule provides an analysis of the allowance for loan losses for the quarters ended June 30, 2014 and 2013, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013

Balance, beginning of period	$22,665	$20,543	$21,944	$19,948
Provision for credit losses	1,500	5,300	2,000	6,050
Charge-offs	(1,271)	(5,399)	(1,736)	(5,749)
Recoveries	222	26	908	221
Balance, end of period	$23,116	$20,470	$23,116	$20,470

The allowance for loan losses was $23.1 million, or 1.96% of total loans, at June 30, 2014, compared to $20.5 million, or 2.15% of total loans, at June 30, 2013. The increase in the allowance for loan losses from June 30, 2013 to June 30, 2014 was primarily attributable to the growth of the loan portfolio.

The Company recorded a provision for credit losses of $1.5 million for the three months ended June 30, 2014, compared to $5.3 million recorded for the quarter ending June 30, 2013.  The Company provided $2.0 million to the allowance for credit losses for the six months ended June 30, 2014, compared to $6.1 million for the same period in 2013.  The decrease in provision for credit losses was primarily due to a decrease in net charge-offs for the quarter and six month period ended June 30, 2014, compared to the same periods in the prior year.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$9,836	0.8%	$9,066	0.8%
Real estate construction	1,523	0.1%	1,013	0.1%
Land loans	462	0.0%	377	0.0%
Real estate other	2,572	0.2%	2,857	0.3%
Factoring and asset based	6,270	0.5%	6,136	0.6%
SBA	2,311	0.2%	2,363	0.2%
Other	142	0.0%	132	0.0%
	$23,116	1.9%	$21,944	2.0%

At June 30, 2014 nonperforming assets of $12.9 million, or 0.79% of total assets, compared to $15.1 million, or 0.94% of total assets, on December 31, 2013.  The decrease in nonperforming assets from December 31, 2013 was primarily due to collections of $6.1 million and $1.7 million in charge-offs, partially offset by additions of $5.6 million. The additions were comprised primarily of one commercial relationship and one asset based lending credit. The following summarizes nonperforming assets at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
(dollars in thousands)	2014	2013

Loans accounted for on a non-accrual basis	$12,901	$15,115
Other loans with principal or interest contractually past due 90 days or more and still accruing	—	—
Nonperforming loans	12,901	15,115
Other real estate owned	23	31
Nonperforming assets	$12,924	$15,146

Loans restructured and in compliance with modified terms	5,502	5,569

Nonperforming assets and restructured loans	$18,426	$20,715

The nonperforming assets at June 30, 2014 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $12.9 million, and other real estate owned valued at $23,000.  Nonperforming loans at June 30, 2014 were comprised of loans with legal contractual balances totaling approximately $18.6 million reduced by $2.1 million received in nonaccrual interest and impairment charges of $3.6 million which have been charged against the allowance for loan losses. In addition, as of June 30, 2014, there were 18 loans with legal contractual balances totaling $9.7 million that have been fully charged off, for which the Company continues to pursue collection remedies.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of June 30, 2014 (dollars in thousands).

(dollars in thousands)

June 30, 2014

Category / Collateral	Amount

Real estate other:

Special purpose facility in Santa Cruz County	$4,977
Single family residences in Sacramento County	1,905
6,882
Commercial:

Business assets	2,740
2,740
SBA:

Special purpose facility in Alameda County	833
Special purpose facilities in San Diego County	284
Mixed used building in Santa Clara County	295
Special purpose facilities in Orange County	194
Lot for single family homes in Contra Costa County	51
Single family residences in Orange County & Riverside County	254
Single family residences in Riverside County	27
Commercial building in San Diego County	21
Light industrial warehouse space in Stanislaus County	3
1,962
Factoring/asset based lending:

Business assets	1,317
1,317

Total nonperforming loans	$12,901

Included in nonperforming loans at June 30, 2014 are loans totaling $6.9 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of June 30, 2014, previously modified loans totaling $5.5 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis. There were no downgrades of trouble debt restructurings during the quarter ended June 30, 2014.

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

Non-interest Income

The following tables set forth the components of other income and the percentage distribution of such income for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent

Gain on sale of SBA loans	$1,113	28.0%	$1,278	26.9%
Depositor service charges	978	24.6%	920	19.3%
International fee income	801	20.1%	672	14.1%
Visa fee income	368	9.2%	226	4.8%
SBA loan servicing income	179	4.5%	128	2.7%
Warrant income	232	5.8%	229	4.8%
Increase in value of life insurance	144	3.6%	144	3.0%
Net gain (loss) on sale of OREO	—	0.0%	100	2.1%
Net gain on sale of securities	—	0.0%	804	16.9%
Other operating income	165	4.1%	255	5.4%

	$3,980	100.0%	$4,756	100.0%

	Six months ended June 30,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$1,894	28.2%	$1,793	23.4%
International fee income	1,562	23.2%	1,307	17.0%
Gain on sale of SBA loans	1,326	19.7%	1,678	21.9%
Visa fee income	667	9.9%	400	5.2%
SBA loan servicing income	321	4.8%	240	3.1%
Warrant income	353	5.2%	242	3.2%
Increase in value of life insurance	288	4.3%	288	3.8%
Net gain (loss) on sale of securities	5	0.1%	804	10.5%
Net gain on sale of OREO	—	0.0%	470	6.1%
Other operating income	312	4.6%	453	5.9%

	$6,728	100.0%	$7,675	100.0%

Non-interest income totaled $4.0 million in the second quarter of 2014, a decrease of $776,000 or 16.3% from $4.8 million in the second quarter of 2013. For the six months ended June 30, 2014, non-interest income totaled $6.7 million, a decrease of $947,000, or 12.3% from $7.7 million in the first six months of 2013.   Non-interest income generally consists primarily of gains recognized on sale of SBA loans, service charge income on deposit accounts, international fee income, visa fee income, SBA loan servicing income, warrant income, gains on sales of securities, and gains on sales of other real estate owned (OREO). The decrease in non-interest income during the quarter and six months ending June 30, 2014 compared to the same periods one year ago was primarily attributable to a decrease in the gains recognized on sales of securities and a decrease in gains on sale of SBA loans, partially offset by an increase in visa fee income.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The company recognized $1.1 million in gains on the sale of SBA loans sold during the three months ended June 30, 2014 compared to $1.3 million in gains on the sale of SBA loans sold during the three months ended June 30, 2013 representing a decrease of $165,000 or 12.9%. For the six months ended June 30, 2014, the Company recognized $1.3 million in gains on the sale of SBA loans, representing a decrease of $352,000, or 21.0% compared to $1.7 million for the six months ended June 30, 2013.  During the quarter ended June 30, 2014, the Company’s SBA group funded $11.3 million in new loans and sold $13.3 million, which included $5.3 million in loans funded in the previous year.  This compares to $22.7 million funded and $23.2 million sold in the quarter ended June 30, 2013, which included $8.4 million in loans funded in the previous year. During the six months ended June 30, 2014, the Company’s SBA group funded $21.4 million in new loans and sold $16.2 million, which included $7.8 million in loans funded in the previous year.  This compares to $30.8 million funded and $29.4 million sold in the six months ended June 30, 2013, which included $13.1 million in loans funded in the previous year.

For the quarter ended June 30, 2014, service charge income on deposit accounts was $978,000, representing an increase of $58,000, or 6.3%, compared to $920,000 for the same period one year ago.  For the six months ended June 30, 2014, service charge income on deposit accounts was $1.9 million, representing an increase of $101,000, or 5.6%, compared to $1.8 million for same period one year earlier. The increases are primarily attributable to an increase in the deposit portfolio and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the second quarter of 2014, the Company recognized $801,000 in international fee income, representing an increase of $129,000, or 19.2%, compared to $672,000 for the same period one year ago. For the six months ended June 30, 2014, the Company recognized $1.6 million in international fee income, representing an increase of $255,000, or 19.5%, compared to $1.3 million for the six month period ended June 30, 2013. The increase in international fee income was primarily caused by an increase in client demand for international services.

The Visa card program, which was fully implemented in 2013, contributed $368,000 and $226,000 in non-interest income during the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the program contributed $667,000 and $400,000, respectively. Visa income represents both interchange and annual fees.

During the second quarter of 2014, the Company recognized $232,000 in warrant income compared to $229,000 recognized during the second quarter of 2013.  For the six months ended June 30, 2014, the Company recognized $353,000 compared to $242,000 recognized for the same period one year earlier.  Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity.

The Company did not recognize any gain on sale of “other real estate owned” (OREO) for the quarter and six months ended June 30, 2014, compared to $100,000 and $470,000 in gains on sale of OREO recognized during the quarter and six months ended June 30, 2013, respectively.

Net interest income and non-interest income comprised total revenue of $23.2 million for the three months ended June 30, 2014, compared to $21.3 million for the same period one year earlier.  For the six months ended June 30, 2014 and 2013, net interest income and non-interest income comprised total revenue of $44.0 million and $39.8 million, respectively.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following tables for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$9,414	2.5%	$8,155	2.4%
Data processing	1,033	0.3%	939	0.3%
Occupancy	1,026	0.3%	855	0.3%
Marketing/Advertising	671	0.2%	658	0.2%
Legal and professional	512	0.1%	534	0.2%
Assessments	323	0.1%	294	0.1%
Loan/OREO	297	0.1%	352	0.1%
Deposit services	257	0.1%	250	0.1%
Furniture and equipment	199	0.1%	142	0.0%
Other	980	0.3%	709	0.2%

	$14,712	3.8%	$12,888	3.8%

	Six months ended June 30,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$18,429	2.5%	$15,715	2.4%
Data processing	2,052	0.3%	1,892	0.3%
Occupancy	2,085	0.3%	1,693	0.3%
Marketing/Advertising	1,290	0.2%	1,196	0.2%
Legal and professional	994	0.1%	931	0.1%
Assessments	674	0.1%	520	0.1%
Loan/OREO	627	0.1%	560	0.1%
Deposit services	518	0.1%	521	0.1%
Furniture and equipment	378	0.1%	285	0.0%
Other	1,712	0.2%	1,433	0.2%

	$28,759	2.5%	$24,746	3.8%

Operating expenses were $14.7 million for the three months ended June 30, 2014, an increase of $1.8 million or 14.2% from $12.9 million at June 30, 2013.  For the six months ended June 30, 2014, operating expenses were $28.8 million, an increase of $4.0 million or  As a percentage of average earning assets, other expenses for the three months ended June 30, 2014 and 2013 were 3.8%, on an annualized basis.  This increase was generally wide-spread across all categories.  Overall, trends in non-interest expenses continue to reflect higher levels related to investments in new initiatives and personnel to support future growth.

Salaries and benefits expense of $9.4 million for the quarter ended June 30, 2014, compared to $8.2 million for the quarter ended June 30, 2013.  For the six month period ended June 30, 2014, salaries and benefits expense was $18.4 million compared to $15.7 million for the same period in 2013.  The increase in salary and benefits expense for the current periods compared to the same periods in the prior year is primarily related to an increase in headcount to support growth and new initiatives, combined with annual salary increases necessary to remain competitive in the Company’s core markets and increased stock-based compensation due to long-term retention awards.  As of June 30, 2014, the Company employed 242 full-time equivalents (FTE) compared to 220 FTE at June 30, 2013.

Occupancy and equipment expense is comprised primarily of rent, leasehold improvements and depreciation expense for furniture, fixtures and equipment. For the current quarter, the Company recognized $1.0 million in occupancy and equipment expense compared to $855,000 for the same period in 2013. For the six months ended June 30, 2014, occupancy and equipment expense was $2.1 million compared to $1.7 million for the same period in 2013.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the second quarter of 2014 was $1.0 million which represented an increase of approximately $94,000 over $939,000 for the same period one year earlier. For the six months ended June 30, 2014, data processing expense was $2.1 million, which was an increase of $160,000 compared to $1.9 million for the six months ended June 30, 2013. The increase in data processing was primarily due to an increase in deposit transaction volumes.

Marketing expense of $671,000 for the period ended June 30, 2014 represented an increase of $13,000 compared to $658,000 during the same period one year earlier. For the six months ended June 30, 2014, marketing expense was $1.3 million, representing an increase of $94,000 compared to $1.2 million for the same period one year earlier.  Over the past several years the Company has increased its marketing investments to raise the level of visibility of its brand. To leverage this increased brand visibility, the Company continues to fund marketing and sales initiatives to not only maintain brand awareness, but also to accelerate demand for the Company’s banking solutions.

Legal and professional charges were $512,000 for the quarter ended June 30, 2014 compared to $534,000 for the quarter ended June 30, 2013. For the six months ended June 30, 2014, legal and professional charges were $994,000, compared to $931,000 for the same period in the prior year.

Regulatory assessments related to FDIC insurance pertaining to deposit balances, totaled $323,000 for the quarter ended June 30, 2014, compared to $294,000 for the quarter ended June 30, 2013. For the six months ended June 30, 2014, regulatory assessments were $674,000 compared to $520,000 for the same period in 2013.  Regulatory assessments fluctuate depending on asset size and other factors, including credit quality.

Other real estate owned (OREO) and loan related charges were $297,000 for the quarter ended June 30, 2014 compared to $352,000 for the quarter ended June 30, 2013, and $627,000 for the six months ended June 30, 2014, compared to $560,000 for the same period last year. The decrease in loan related charges for the current quarter compared to the same quarter last year is primarily a result of fluctuating collection costs. The increase in loan related charges for the current year versus the six months ended June 30, 2013 is largely due to the increase in expenses related to the Visa card program that was fully implemented in 2013.

The Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 63.39% and 60.41% for the quarters ended June 30, 2014 and June 30, 2013, respectively, and 65.40% and 62.18% for the six months ended June 30, 2014 and 2013, respectively.

Balance Sheet

Total assets of the Company at June 30, 2014 were $1.63 billion compared to $1.60 billion at December 31, 2013. The increase was driven by an increase in both the loan portfolio and investment securities.  Gross loans increased to 75.7% of the earning asset mix from 69.6% at December 31, 2013.

Gross loan balances were $1.18 billion at June 30, 2014, which represented an increase of $103.2 million, or 9.6%, as compared to $1.08 billion at December 31, 2013. The increase in loans was broad-based throughout the portfolio with the most significant growth reflected in the commercial lending portfolio.

The following table shows the Company’s loans by type and their percentage distribution as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
(dollars in thousands)	2014	2013

Commercial	$664,806	$585,559
Real estate construction	70,232	51,518
Land loans	16,658	13,572
Real estate other	130,000	122,063
Factoring and asset based lending	176,101	192,783
SBA	116,862	106,406
Other	6,146	5,730
Total gross loans	1,180,805	1,077,631
Unearned fee income	(3,845)	(4,727)
Total loans	1,176,960	1,072,904
Less allowance for credit losses	(23,116)	(21,944)
Total loans, net	$1,153,844	$1,050,960

Commercial	56.3%	54.3%
Real estate construction	5.9%	4.8%
Land loans	1.4%	1.3%
Real estate other	11.0%	11.3%
Factoring and asset based lending	14.9%	17.9%
SBA	9.9%	9.9%
Other	0.5%	0.5%
Total gross loans	100.0%	100.0%

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $664.8 million at June 30, 2014, which represented an increase of $79.2 million, or 13.5%, compared to $585.6 million at December 31, 2013.  At June 30, 2014, commercial loans comprised 56.3% of total loans outstanding compared to 54.3% at December 31, 2013.

Approximately 60% of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial development projects.  The Company’s land loan portfolio consists of land and land development loans related to future construction credits. The Company’s construction and land loan portfolio together totaled approximately $86.9 million as of June 30, 2014 compared to $65.1 million as of December 31, 2013, representing an increase of $21.8 million or 33.5%.  Construction and land loan balances at June 30, 2014 and December 31, 2013 comprised 7.4% and 6.1% of total loans, respectively.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans increased $7.9 million or 6.5% to $130.00 million at June 30, 2014 from $122.1 million at December 31, 2013.  The increase in other real estate loans was primarily in non-owner occupied real estate loans and home equity lines of credit.  Other real estate loans represented 11.0% of total loans at June 30, 2014, and 11.3% at December 31, 2013.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At June 30, 2014, factoring/asset-based loans totaled $176.1 million or 14.9% of total loans, representing a decrease of $16.7 million or 8.7%, as compared to $192.8 million or 17.9% of total loans at December 31, 2013.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At June 30, 2014, SBA loans comprised $116.9 million, or 9.9%, of total loans, an increase of $10.5million, or 9.8%, from $106.4 million or 9.9% of total loans at December 31, 2013. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At June 30, 2014 and December 31, 2013, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At June 30, 2014, other loans totaled $6.1 million as compared to $5.7 million at December 31, 2013.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.

The following table summarizes the composition of deposits as of June 30, 2014 and December 31, 2013:

	June 30,		December 31,
	2014		2013
	Total	Percent	Total	Percent
(dollars in thousands)	Amount	of Total	Amount	of Total

Noninterest-bearing demand	$970,941	68.21%	$954,727	67.90%
Interest-bearing demand	8,373	0.59%	11,115	0.79%
Money market and savings	410,565	28.84%	391,310	27.83%
Certificates of deposit:
Less than $100K	2,548	0.18%	2,947	0.21%
$100K and more	31,285	2.19%	45,993	3.27%

Total deposits	$1,423,712	100.00%	$1,406,092	100.00%

Deposits increased $17.6 million or 1.7% from $1.41 billion at December 31, 2013 to $1.42 billion at June 30, 2014, as a result of an increase in money market and savings, and non-interest bearing demand accounts. As of June 30, 2014, demand deposits and core deposits represented 68.8% and 97.6% of total deposits, compared to 68.7% and 96.5% at December 31, 2013.

Leverage

Total gross loan balances at June 30, 2014 were $1.18 billion.  The resulting loan to deposit ratio was 82.9%.  Other earning assets at June 30, 2014 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $378.2 million. To date, the Company has deployed other earning assets primarily in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet, and in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding.  When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

Capital Resources

The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks.  Additional capital requirements may be imposed on banks based on market risk.

The Company’s capital resources consist of shareholders’ equity, trust preferred securities and (for regulatory purposes) the allowance for loan losses (subject to limitations).  At June 30, 2014, the Company’s capital resources increased $12.2 million to $205.0 million from $192.8 million at December 31, 2013.  Tier 1 capital increased $11.2 million to $186.6 million at June 30, 2014.  The Company’s Tier 1 capital at June 30, 2014 was comprised of $114.1 million of capital stock and surplus, $59.9 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million, offset by $4.3 million in disallowed deferred tax assets.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for loan losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of June 30, 2014, the Company’s and the Bank’s total risk-based capital ratios were 14.00% and 12.44%, respectively (13.96% for the Company and 12.25% for the Bank at December 31, 2013).

Regulatory Capital Ratios

The following table shows the Company’s capital ratios at June 30, 2014 and December 31, 2013 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of June 30,		As of December 31,
	2014		2013
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$186,608	12.74%	$175,432	12.70%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$87,868	6.00%	$82,875	6.00%

Total Capital	$204,973	14.00%	$192,755	13.96%
(to Risk Weighted Assets)
Total capital minimum requirement	$146,447	10.00%	$138,125	10.00%

Company Leverage
Tier 1 Capital	$186,608	11.74%	$175,432	11.61%
(to Average Assets)
Tier 1 capital minimum requirement	$79,499	5.00%	$75,523	5.00%

Bank Capital Ratios
Tier 1 Capital	$163,593	11.19%	$151,700	11.00%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$87,737	6.00%	$82,755	6.00%

Total Capital	$181,932	12.44%	$168,999	12.25%
(to Risk Weighted Assets)
Total capital minimum requirement	$146,229	10.00%	$137,925	10.00%

Bank Leverage
Tier 1 Capital	$163,593	10.32%	$151,700	10.06%
(to Average Assets)
Tier 1 capital minimum requirement	$79,291	5.00%	$75,408	5.00%

The Company and the Bank were considered well capitalized at June 30, 2014 and December 31, 2013.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures and prevailing and anticipated economic conditions.  The Company’s business is generated primarily through customer referrals and employee business development efforts.  The Company is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations.  The Company strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.  At June 30, 2014 and December 31, 2013, liquid assets as a percentage of deposits were 28.0% and 34.2%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold and securities available for sale.  The Company has $47.0 million in unsecured lines of credit available with correspondent banks to meet liquidity needs.  At June 30, 2014, there were no balances outstanding on these lines. Additionally, as of June 30, 2014, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $391.0 million for which the Company had collateral in place to borrow $82.0 million.  As of June 30, 2014, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at June 30, 2014, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of June 30, 2014
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$82,635	$—	$—	$—	$—	$82,635
Interest bearing deposits in other banks	326	—	—	—	—	326
Investment securities	18,003	6,763	14,391	125,675	130,373	295,205
Loans	153,338	75,149	200,345	517,093	234,880	1,180,805
Total earning assets	$254,302	$81,912	$214,736	$642,768	$365,253	$1,558,971

Interest checking, money market and savings	418,938	—	—	—	—	418,938
Certificates of deposit:
Less than $100,000	1,017	879	601	51	—	2,548
$100,000 or more	9,628	3,041	6,969	11,647	—	31,285
Total interest-bearing liabilities	$429,583	$3,920	$7,570	$11,698	$—	$452,771

Interest rate gap	$(175,281)	$77,992	$207,166	$631,070	$365,253	$1,106,200
Cumulative interest rate gap	$(175,281)	$(97,289)	$109,877	$740,947	$1,106,200

Interest rate gap ratio	(0.69)	0.95	0.96	0.98	1.00
Cumulative interest rate gap ratio	(0.69)	(0.29)	0.20	0.62	0.71

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at June 30, 2014 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at June 30, 2014 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at June 30, 2014 and December 31, 2013. Approximately 81.0% and 83.9% of the loan portfolio was priced with floating interest rates which limit the exposure to interest rate risk on long-term loans, as of June 30, 2014 and 2013, respectively.

	As of June 30, 2014
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$664,806	$248,787	$386,713	$29,306
Real estate construction	70,232	25,847	19,488	24,897
Real estate land	16,658	14,579	2,079	—
Real estate other	130,000	15,713	46,091	68,196
Factoring and asset based lending	176,101	115,691	60,410	—
SBA	116,862	2,623	1,758	112,481
Other	6,146	5,592	554	—
Total loans	$1,180,805	$428,832	$517,093	$234,880

	As of December 31, 2013
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$585,559	$241,009	$311,567	$32,983
Real estate construction	51,518	18,001	11,973	21,544
Real estate land	13,572	11,395	2,177	—
Real estate other	122,063	11,644	43,666	66,753
Factoring and asset based lending	192,783	88,508	104,275	—
SBA	106,406	(1,607)	1,489	106,524
Other	5,730	5,476	254	—
Total loans	$1,077,631	$374,426	$475,401	$227,804

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of June 30, 2014 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $22.7 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of June 30, 2014
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$1,682	$696	$986	$—	$—

Operating leases	24,498	3,299	5,687	4,921	10,591

Total	$26,180	$3,995	$6,673	$4,921	$10,591

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2014, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 — OTHER INFORMATION

Not applicable

ITEM 6 — EXHIBITS

(a) Exhibits

See Index to Exhibits at page 59 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Dated: August 8, 2014	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2014	By:	/s/ Thomas A. Sa
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

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 8, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, (ii)  the Consolidated Statement of Income for the three and six month periods ended June 30, 2014 and 2013, (iii) the Consolidated Statement of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the three and six month periods ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.