Form 10-Q
period 2014-09-30
Bridge Capital Holdings
filed 2014-11-07
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of Common Stock outstanding as of October 31, 2014:  16,034,019

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$31,921	$23,958
Federal funds sold	146,675	162,379
Total cash and equivalents	178,596	186,337

Interest bearing deposits in other banks	326	326
Investment securities:
Available for sale	305,767	292,977
Held to maturity	13,055	13,788
Trading securities	379	613
Total investment securities	319,201	307,378
Loans, net of allowance for credit losses of $22,439 at September 30, 2014 and $21,944 at December 31, 2013	1,193,094	1,050,960
Premises and equipment, net	3,697	2,081
Other real estate owned	23	31
Accrued interest receivable	5,236	4,323
Other assets	59,934	52,676
Total assets	$1,760,107	$1,604,112

LIABILITIES
Deposits:
Demand noninterest-bearing	$1,055,815	$954,727
Demand interest-bearing	13,886	11,115
Money market and savings	437,432	391,310
Time	32,065	48,940
Total deposits	1,539,198	1,406,092

Junior subordinated debt securities	17,527	17,527
Accrued interest payable	7	10
Other liabilities	21,870	17,736
Total liabilities	1,578,602	1,441,365

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, no par value; 30,000,000 shares authorized; 16,026,119 shares issued and outstanding at September 30, 2014; 15,859,098 shares issued and outstanding at December 31, 2013;	116,525	112,714
Retained earnings	65,360	51,946
Accumulated other comprehensive income (loss)	(380)	(1,913)
Total shareholders’ equity	181,505	162,747
Total liabilities and shareholders’ equity	$1,760,107	$1,604,112

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
INTEREST INCOME:
Loans	$19,459	$16,906	$54,698	$47,303
Federal funds sold	94	103	256	215
Investment securities	1,469	1,410	4,464	4,265
Interest bearing deposits in other banks	—	—	2	1
Total interest income	21,022	18,419	59,420	51,784

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	1	2	2
Money market and savings	206	301	701	875
Certificates of deposit	48	67	166	196
Other	273	267	810	807
Total interest expense	528	636	1,679	1,880

Net interest income	20,494	17,783	57,741	49,904
Provision for credit losses	1,000	—	3,000	6,050
Net interest income after provision for credit losses	19,494	17,783	54,741	43,854

NON-INTEREST INCOME:
Service charges on deposit accounts	951	926	2,845	2,720
International fee income	717	632	2,279	1,940
Gain on sale of SBA loans	1,080	253	2,406	1,931
Gain on sale of securities	—	—	5	804
Other non interest income	1,787	899	3,729	2,990
Total non-interest income	4,535	2,710	11,264	10,385

OPERATING EXPENSES:
Salaries and benefits	9,589	8,393	28,018	24,108
Premises and fixed assets	1,207	1,051	3,670	3,030
Other operating expenses	4,000	3,708	11,867	10,761
Total operating expenses	14,796	13,152	43,555	37,899

Income before income taxes	9,233	7,341	22,450	16,340
Income taxes	3,802	2,914	9,036	6,649
Net income	$5,431	$4,427	$13,414	$9,691

Basic income per share	$0.37	$0.31	$0.91	$0.67
Diluted income per share	$0.35	$0.29	$0.86	$0.64
Average common shares outstanding	14,812,197	14,450,150	14,746,404	14,429,649
Average common and equivalent shares outstanding	15,574,795	15,231,454	15,531,792	15,140,979

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

NET INCOME	$5,431	$4,427	$13,414	$9,691

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available-for-sale	131	(5,061)	2,043	(4,619)
Related tax benefit (expense)	(54)	2,076	(839)	2,551
Reclassification adjustment for realized (gains) on securities (1)	—	—	(5)	(804)
Related tax expense	—	—	2	(327)
Unrealized gains on supplemental executive retirement plan	13	12	38	37
Related tax (expense)	(5)	(5)	(15)	(15)
Unrealized gains on cash flow hedges	188	131	514	517
Related tax (expense)	(76)	(52)	(205)	(207)
Other comprehensive income (loss), net of tax	$197	$(2,899)	$1,533	$(2,867)
COMPREHENSIVE INCOME	$5,628	$1,528	$14,947	$6,824

(1) Amounts are included in net gains on sale of securities on the Consolidated Statements of Operations in total non-interest income.

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,414	$9,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,000	6,050
Depreciation and amortization	895	863
Write down of other real estate owned	8	10
Net (gain) on sale of loans	(2,406)	(1,931)
Net (gain) on sale of other real estate owned	—	(472)
Deferred income tax (credit)	345	2,034
Stock based compensation	2,636	2,538
Loans originated for sale	(44,964)	(46,933)
Proceeds from loan sales	38,230	37,141
Net (gain) on sale of securities	(5)	(804)
(Increase) decrease in accrued interest receivable and other assets	(8,158)	3,830
Increase in accrued interest payable and other liabilities	4,683	1,708
Net cash provided by used in operating activities	7,678	13,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(76,034)	(109,983)
Proceeds from sale of available for sale and trading securities	22,194	27,735
Proceeds from maturity of securities available for sale	44,060	63,092
Proceeds from the sale of other real estate owned	—	575
Net increase in loans	(135,994)	(97,299)
Net decrease in interest bearing deposits in other banks	—	9
Purchase of fixed assets	(2,511)	(677)
Net cash used in investing activities	(148,285)	(116,548)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	133,106	119,274
Proceeds from issuance of common stock	1,220	—
Purchase of treasury stock	(1,459)	587
Net cash provided by financing activities	132,867	119,861

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS:	(7,740)	17,038
Cash and equivalents at beginning of period	186,337	131,041
Cash and equivalents at end of period	$178,596	$148,079

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$1,707	$1,912
Cash paid for income taxes	$10,900	$7,900

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters and nine months ended September 30, 2014 and 2013, respectively, are not necessarily indicative of full year results.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2014-14, Receivables — Troubled Debt Restructuring by Creditors (“Topic 310-40”), The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before foreclosure, 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU No. 2014-14 is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2014-09, Revenue from Contracts with Customers (“Topic 606”), requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $995,000 ($631,000 net of tax) and $2.6 million ($1.7 million, net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2014, and recorded $887,000 ($565,000 net of tax) and $2.5 million ($1.6 million, net of tax) of stock-based compensation expense during the three and nine months ended September 30, 2013, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2014 and December 31, 2013.  As of September 30, 2014, $13.0 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.4 years.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had an accumulated other comprehensive loss totaling $380,000, net of tax, as of September 30, 2014 and an accumulated other comprehensive loss totaling $1.9 million, net of tax, as of December 31, 2013.

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

	Three months ended		Nine months ended
(dollars in thousands,	September 30,		September 30,
except per share amounts)	2014	2013	2014	2013

Net income	$5,431	$4,427	$13,414	$9,691

Weighted average shares:
Basic common shares	14,812,197	14,450,150	14,746,404	14,429,649
Diluted potential common shares related to stock options and restricted stock	762,598	781,304	785,388	711,330
Total average common equivalent shares	15,574,795	15,231,454	15,531,792	15,140,979

Basic earnings per share	$0.37	$0.31	$0.91	$0.67
Diluted earnings per share	$0.35	$0.29	$0.86	$0.64

There were 163,250 and 169,750 options to acquire common stock (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014, respectively, because to do so would have been anti-dilutive.

3.                                      Securities

As of September 30, 2014 and December 31, 2013, the Company had securities available for sale of $305.8 million and $293.0 million, respectively, securities held to maturity of $13.1 million and $13.8 million, respectively, and trading securities of $379,000 and $613,000, respectively.  The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and approximate fair values of securities as of September 30, 2014 and December 31, 2013 are as follows:

	As of September 30, 2014
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$46,762	$197	$(474)	$46,485
Mortgage backed securities	225,476	2,642	(2,432)	225,686
Corporate bonds	31,034	171	(23)	31,182
Municipal bonds	2,435	—	(21)	2,414
Total debt securities	305,707	3,010	(2,950)	305,767

Total securities available for sale	$305,707	$3,010	$(2,950)	$305,767

Securities held to maturity
Debt securities:
Mortgage backed securities	$13,055	$190	$(40)	$13,205
Total debt securities	13,055	190	(40)	13,205

Total securities held to maturity	$13,055	$190	$(40)	$13,205

Trading securities	$379	$—	$—	$379

Total investment securities	$319,141	$3,200	$(2,990)	$319,351

	As of December 31, 2013
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$17,453	$51	$(575)	$16,929
Mortgage backed securities	237,593	3,246	(4,452)	236,387
Corporate bonds	37,474	116	(99)	37,491
Municipal bonds	2,435	—	(266)	2,170
Total debt securities	294,955	3,413	(5,392)	292,977

Total securities available for sale	$294,955	$3,413	$(5,392)	$292,977

Securities held to maturity
Debt securities:
Mortgage backed securities	$13,788	$136	$(240)	$13,683

Total securities held to maturity	$13,788	$136	$(240)	$13,683

Trading securities	$613	$—	$—	$613

Total investment securities	$309,356	$3,549	$(5,632)	$307,273

The scheduled maturities of investment securities at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Amortized	Fair
(dollars in thousands)	Cost	Value
Securities available for sale
Due in one year or less	$6,178	$6,200
Due after one year through five years	69,795	70,326
Due after five years through ten years	73,504	73,353
Due after ten years	156,230	155,888
Total securities available for sale	305,707	305,767

Securities held to maturity
Due in one year or less	$—	$—
Due after one year through five years	6,798	6,807
Due after five years through ten years	—	—
Due after ten years	6,257	6,398
Total securities held to maturity	13,055	13,205

Total investment securities	$318,762	$318,972

	December 31, 2013
	Amortized	Fair
(dollars in thousands)	Cost	Value

Securities available for sale	$12,124	$12,200
Due after one year through five years	63,699	64,617
Due after five years through ten years	75,466	74,769
Due after ten years	143,666	141,391
Total securities available for sale	294,955	292,977

Securities held to maturity
Due in one year or less	$—	$—
Due after one year through five years	7,052	7,060
Due after five years through ten years	—	—
Due after ten years	6,736	6,623
Total securities held to maturity	13,788	13,683

Total investment securities	$308,743	$306,660

As of September 30, 2014 and December 31, 2013, no investment securities were pledged as collateral.  As of September 30, 2014, $759,000 in unrealized losses was attributable to thirty-four securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2013, $5.3 million in unrealized losses was attributable to seventy-eight securities that had been in an unrealized loss position for less than 12 months. The unrealized losses were primarily due to the impact of long-term interest rates on the value of the mortgage-based investment securities. Because the Company had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, $2.2 in unrealized losses was attributable to forty-one securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2013, $300,000 in unrealized losses was attributable to five securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of September 30, 2014 and December 31, 2013, were caused by market interest rate increases subsequent to the purchase of the securities or price fluctuations driven by volatility of the housing market conditions.  Because the Company had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of September 30, 2014 and December 31, 2013, respectively.

4.                                      Loans

The balances in the various loan categories are as follows as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(dollars in thousands)	2014	2013

Commercial	$712,113	$585,559
Real estate construction	78,445	51,518
Land loans	15,659	13,572
Real estate other	134,463	122,063
Factoring and asset based	162,198	192,783
SBA	113,146	106,406
Other	3,720	5,730
Total gross loans	1,219,744	1,077,631
Unearned fee income	(4,211)	(4,727)
Total loan portfolio	1,215,533	1,072,904
Less allowance for credit losses	(22,439)	(21,944)
Loans, net	$1,193,094	$1,050,960

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of September 30, 2014 and December 31, 2013.

	September 30, 2014
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$696,628	$9,578	$3,305	$2,602	$712,113
Real estate construction	78,445	—	—	—	78,445
Land loans	15,659	—	—	—	15,659
Real estate other	121,152	—	11,443	1,868	134,463
Factoring and asset based	153,195	1,532	7,028	443	162,198
SBA	102,470	777	6,460	3,439	113,146
Other	3,720	—	—	—	3,720
Total gross loans	$1,171,269	$11,887	$28,236	$8,352	$1,219,744

	As of December 31, 2013
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$564,576	$9,822	$10,709	$452	$585,559
Real estate construction	51,518	—	—	—	51,518
Land loans	13,568	—	—	4	13,572
Real estate other	102,654	335	11,784	7,290	122,063
Factoring and asset based	181,526	2,317	3,309	5,631	192,783
SBA	97,940	216	6,512	1,738	106,406
Other	5,730	—	—	—	5,730
Total gross loans	$1,017,512	$12,690	$32,314	$15,115	$1,077,631

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

The following table summarizes the payment status of the loan portfolio as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$709,511	$—	$—	$—	$2,602	$712,113
Real estate construction	78,445	—	—	—	—	78,445
Land loans	15,659	—	—	—	—	15,659
Real estate other	131,303	1,292	—	—	1,868	134,463
Factoring and asset based	161,755	—	—	—	443	162,198
SBA	109,707	—	—	—	3,439	113,146
Other	3,640	53	27	—	—	3,720
Total gross loans	$1,210,020	$1,345	$27	$—	$8,352	$1,219,744

	As of December 31, 2013
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$585,107	$—	$—	$—	$452	$585,559
Real estate construction	51,518	—	—	—	—	51,518
Land loans	13,568	—	—	—	4	13,572
Real estate other	114,773	—	—	—	7,290	122,063
Factoring and asset based	187,152	—	—	—	5,631	192,783
SBA	104,668	—	—	—	1,738	106,406
Other	5,679	20	31	—	—	5,730
Total gross loans	$1,062,465	$20	$31	$—	$15,115	$1,077,631

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

As of September 30, 2014, the Company had eighteen loans totaling $12.2 million classified as troubled debt restructurings.  The eighteen loans were comprised of one commercial loan, fifteen other real estate loans, and two SBA loans.  Troubled debt restructurings represented 1.0% of total gross loans as of September 30, 2014. As of December 31, 2013, the Company had twenty loans totaling $12.9 million classified as troubled debt restructurings.  The twenty loans were comprised of one commercial loan, sixteen other real estate loans, and three SBA loans.  Troubled debt restructurings represented 1.2% of total gross loans as of December 31, 2013.

The Company did not have any commitments to lend additional funds for loans classified as troubled debt restructurings at September 30, 2014 and December 31, 2013.

During the three and nine months ended September 30, 2014 and September 30, 2013, there were no additional loans modified and designated as troubled debt restructurings. However, during this period, there was one loan previously designated as a non-performing troubled debt restructuring that has been upgraded and is currently designated as a performing troubled debt restructured loan.

A loan is considered to be in payment default when it is 90 days contractually past due under the modified terms.  There were no loans modified within the last twelve months that defaulted during the three months ended September 30, 2014.

The following table summarizes the loans categorized as troubled debt restructurings at September 30, 2014 and December 30, 2013.  The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

	As of September 30, 2014
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$114	$7	$114	$7
Real estate construction	—	—	—	—	—	—
Land loans	—	—			—	—
Real estate other	11,419	9,925	2,056	1,868	13,475	11,793
Factoring and asset based	—	—	—	—	—	—
SBA	442	438	—	—	442	438
Other	—	—	—	—	—	—
Total gross loans	$11,861	$10,363	$2,170	$1,875	$14,031	$12,238

	As of December 31, 2013
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$114	$77	$114	$77
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	6,443	5,088	7,564	7,290	14,007	12,378
Factoring and asset based	—	—	—	—	—	—
SBA	480	481	—	—	480	481
Other	—	—	—	—	—	—
Total gross loans	$6,923	$5,569	$7,678	$7,367	$14,601	$12,936

Loans are designated as impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of September 30, 2014 and December 31, 2013 loans designated as impaired consisted of nonaccrual loans and troubled debt restructurings.

The following table summarizes the loans categorized as impaired at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
(dollars in thousands)	2014	2013

Nonaccrual loans (1)	$8,352	$15,115
Trouble debt restructurings - performing	10,363	5,569
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$18,715	$20,684

(1)  Nonaccrual loans include troubled debt restructurings of $1.9 million and $7.4 million at September 30, 2014 and December 31, 2013, respectively.

Impaired loans at September 30, 2014 were comprised of loans with legal contractual balances totaling approximately $22.6 million reduced by approximately $648,000 received in non-accrual interest and impairment charges of $3.3 million which have been charged against the allowance for loan losses. As of September 30, 2014, there was an additional 22 loans with legal contractual balances totaling $16.1 million that have been fully charged off, for which the Company continues to pursue collection remedies.

Impaired loans at December 31, 2013 were comprised of loans with legal contractual balances totaling approximately $30.0 million reduced by $2.1 million received in non-accrual interest and impairment charges of $7.2 million which have been charged against the allowance for loan losses.

The following summarizes the breakdown of impaired loans by category as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014		As of December 31, 2013
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$4,387	$2,602	$856	$452
Real estate construction	—	—	—	—
Land loans	—	—	32	4
Real estate other	11,939	11,793	14,863	12,378
Factoring and asset based	1,514	443	11,079	5,631
SBA	4,790	3,877	3,200	2,219
Other	—	—	—	—
Total gross loans	$22,630	$18,715	$30,030	$20,684

Consistent with the Company’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Company did not record income from the receipt of cash payments related to nonaccrual loans during the three and nine months ended September 30, 2014 and 2013.  Interest income recognized on impaired loans represents interest the Company recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$2,671	$—	$145	$2
Real estate construction	—	—	—	—
Land loans	—	—	6	1
Real estate other	11,854	62	14,162	133
Factoring and asset based	880	—	4,899	90
SBA	3,155	8	2,315	25
Other	—	—	—	—
Total gross loans	$18,559	$70	$21,527	$251

	Nine months ended September 30,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$1,527	$—	$386	$8
Real estate construction	—	—	—	—
Land loans	2	—	8	2
Real estate other	12,086	185	13,700	325
Factoring and asset based	3,037	—	3,782	226
SBA	3,048	23	2,402	78
Other	—	—	—	—
Total gross loans	$19,700	$208	$20,277	$639

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

The allowance for loan losses totaled $22.4 million and $21.9 million as of September 30, 2014 and December 31, 2013, respectively.  The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$2,602	$350	$709,511	$9,826	$712,113	$10,176
Real estate construction	—	—	78,445	1,505	78,445	1,505
Land loans	—	—	15,659	421	15,659	421
Real estate other	11,793	163	122,670	2,265	134,463	2,428
Factoring and asset based	443	—	161,755	5,699	162,198	5,699
SBA	3,877	—	109,269	2,121	113,146	2,121
Other	—	—	3,720	89	3,720	89
Total	$18,715	$513	$1,201,029	$21,926	$1,219,744	$22,439

	As of December 31, 2013
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$452	$—	$585,107	$9,066	$585,559	$9,066
Real estate construction	—	—	51,518	1,013	51,518	1,013
Land loans	4	—	13,568	377	13,572	377
Real estate other	12,378	588	109,685	2,269	122,063	2,857
Factoring and asset based	5,631	—	187,152	6,136	192,783	6,136
SBA	2,219	—	104,187	2,363	106,406	2,363
Other	—	—	5,730	132	5,730	132
Total	$20,684	$588	$1,056,947	$21,356	$1,077,631	$21,944

Of the loans individually evaluated for impairment, thirteen real estate other loans, with a current balance of $5.8 million, and one commercial loan, with a current balance of $1.3 million, had an associated allowance for the period ending September 30, 2014.  For the period ended December 31, 2013, of the loans individually evaluated for impairment, there were fourteen real estate other loans, with an aggregate balance of $6.1 million, that had an associated allowance.

The following table summarizes the activity in the allowance for loan losses for the quarters and nine months ended September 30, 2014 and 2013.

	Three months ended September 30, 2014
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of June 30, 2014	$9,836	$1,523	$462	$2,572	$6,270	$2,311	$142	$23,116
Provision charged to expense	1,985	(18)	(41)	(145)	(529)	(199)	(53)	1,000
Charge-offs	(1,655)	—	—	—	(200)	(345)	—	(2,200)
Recoveries	10	—	—	1	158	354	—	523
As of September 30, 2014	$10,176	$1,505	$421	$2,428	$5,699	$2,121	$89	$22,439

	Three months ended September 30, 2013
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of June 30, 2013	$8,094	$683	$330	$3,565	$5,435	$2,247	$116	$20,470
Provision charged to expense	(1,681)	90	(3)	(466)	1,933	97	30	—
Charge-offs	—	—	—	—	(1,660)	—	—	(1,660)
Recoveries	2,157	—	—	—	—	2	—	2,159
As of September 30, 2013	$8,570	$773	$327	$3,099	$5,708	$2,346	$146	$20,969

	Nine months ended September 30, 2014
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2013	$9,066	$1,013	$377	$2,857	$6,136	$2,363	$132	$21,944
Provision charged to expense	2,529	492	24	(430)	587	(159)	(43)	3,000
Charge-offs	(1,910)	—	—	—	(1,530)	(496)	—	(3,936)
Recoveries	491	—	20	1	505	413	—	1,430
As of September 30, 2014	$10,176	$1,505	$421	$2,428	$5,699	$2,121	$89	$22,439

	Nine months ended September 30, 2013
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2012	$6,394	$673	$333	$5,178	$4,352	$2,905	$113	$19,948
Provision charged to expense	4,098	96	(9)	(1,849)	4,241	(560)	33	6,050
Charge-offs	(4,294)	—	—	(230)	(2,885)	—	—	(7,409)
Recoveries	2,372	4	3	—	—	1	—	2,380
As of September 30, 2013	$8,570	$773	$327	$3,099	$5,708	$2,346	$146	$20,969

5.                                  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at September 30, 2014 and December 31, 2013 were comprised of the following:

	September 30, 2014
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$8,112	$(5,669)	$2,443
Furniture and fixtures	1,281	(1,082)	199
Capitalized software	4,623	(4,146)	477
Equipment	3,527	(2,949)	578
Total premises and equipment	$17,543	$(13,846)	$3,697

	December 31, 2013
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$6,378	$(5,344)	$1,034
Furniture and fixtures	1,138	(1,053)	85
Capitalized software	4,369	(3,841)	528
Equipment	3,147	(2,713)	434
Total premises and equipment	$15,032	$(12,951)	$2,081

Depreciation and amortization amounted to $290,000 and $279,000 for the three months ended September 30, 2014 and September 30, 2013, respectively, and $895,000 and $863,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

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

Other Borrowings

There were no other borrowings at September 30, 2014 and at December 31, 2013.

As of September 30, 2014, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $397.0 million for which the Company had collateral in place to borrow $86.0 million.  As of September 30, 2014, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Company also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At September 30, 2014, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three and nine month periods ended September 30, 2014 and 2013 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Expected life	75 months	75 months	75 months	75 months

Stock volatility	35.00%	35.00%	35.00%	35.00%

Risk free interest rate	1.96%	1.70%	1.95%	1.59%

Dividend yield	0.00%	0.00%	0.00%	0.00%

Fair value per share	$8.48	$6.34	$8.81	$6.15

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at September 30, 2014 and December 31, 2013:

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

Cash Flow Hedge

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs — model-derived credit spreads.  The level in the fair value hierarchy within which the fair value measurement in their entirety fall shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Because the inputs used to measure the fair value of the Company’s derivatives fall into different levels of the fair value hierarchy, as of September 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuations adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

	As of September 30, 2014
	Carrying				Fair
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$31,921	$31,921	$—	$—	$31,921
Federal funds sold	146,675	146,675	—	—	146,675
Interest bearing deposits in other banks	326	326	—	—	326
Investments securities	319,201	—	319,351	—	319,351
Loans and leases, net of unearned fees	1,215,533	—	—	1,214,113	1,214,113
Bank owned life insurance	16,962	—	—	16,962	16,962
Warrant portfolio	365	—	—	365	365

Financial liabilities:
Deposits	1,539,198	1,072,585	463,423	—	1,536,008
Junior subordinated debt securities	17,527	—	—	17,434	17,434
Cash flow hedge	588	—	588	—	588

	As of December 31, 2013
	Carrying				Fair
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$23,958	$23,958	$—	$—	$23,958
Federal funds sold	162,379	162,379	—	—	162,379
Interest bearing deposits in other banks	326	326	—	—	326
Investments securities	307,378	—	307,273	—	307,273
Loans and leases, net of unearned fees	1,072,904	—	—	1,069,534	1,069,534
Bank owned life insurance	16,530	—	—	16,530	16,530
Warrant portfolio	340	—	—	340	340

Financial liabilities:
Deposits	1,406,092	973,493	429,619	—	1,403,112
Junior subordinated debt securities	17,527	—	—	15,709	15,709
Cash flow hedge	1,102	—	1,102	—	1,102

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2014
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$46,485	$—	$46,485	$—
Mortgage backed securities	225,687	—	225,687	—
Corporate bonds	31,182	—	31,182	—
Municipal bonds	2,414	—	2,414	—
Warrant portfolio	365	—	—	365
Cash flow hedge	(588)	—	(588)	—

Total	$305,545	$—	$305,180	$365

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$16,929	$—	$16,929	$—
Mortgage backed securities	236,387		236,387
Corporate bonds	37,491		37,491
Municipal bonds	2,170		2,170
Warrant portfolio	340	—	—	340
Cash flow hedge	(1,102)	—	(1,102)	—

Total	$292,215	$—	$291,875	$340

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended September 30, 2014.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

Assets measured at fair value on a non-recurring basis for the quarters ended September 30, 2014 and December 31, 2013, included impaired loans and other real estate owned as follows:

	As of September 30, 2014
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$2,602	$2,602
Real estate construction	—	—	—	—
Land loans	—	—	—	—
Real estate other	—	—	11,794	11,794
Factoring and asset based	—	—	443	443
SBA	—	—	3,876	3,876
Other	—	—	—	—
Total impaired loans	$—	$—	$18,715	$18,715

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	14	—	14
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	9	—	9
Other	—	—	—	—
Total other real estate owned	$—	$23	$—	$23

	As of December 31, 2013
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$452	$452
Real estate construction	—	—	—	—
Land loans	—	—	4	4
Real estate other	—	—	12,378	12,378
Factoring and asset based	—	—	5,631	5,631
SBA	—	—	2,219	2,219
Other	—	—	—	—
Total impaired loans	$—	$—	$20,684	$20,684

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	14	—	14
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	17	—	17
Other	—	—	—	—
Total other real estate owned	$—	$31	$—	$31

The fair value of impaired loans was determined using Level 3 assumptions, and represents impaired loan balances for which a specific reserve has been established or on which a write down has been taken. The Company charged-off $2.2 million and $1.7 million during the quarters ended September 30, 2014 and 2013, respectively, and $3.9 million and $7.4 million for the nine months ended September 30, 2014 and 2013, respectively, as a result of impaired loans.

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

The fair value of OREO was determined using Level 2 assumptions. There were no charge-offs during both quarters ended September 30, 2014 and 2013.  The company charged off $8,000 for the nine months ended September 30, 2014 compared to $10,000 during the nine months ended September 30, 2013, as a result of declines in the OREO property values.

The following table presents quantitative information about fair value measurements for assets measured at fair value on a non-recurring basis:

	As of September 30, 2014
				Range
	Fair	Valuation	Unobservable	(Weighted
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$2,602	Collateral valuation/ discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	40-50%
Real estate other	11,794	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	10%
Factoring and asset based	443	Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	75%
SBA	3,876	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-75%
Total impaired loans	$18,715

Other real estate owned:

Commercial	$—
Real estate construction	—
Land loans	14	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
Real estate other	—
Factoring and asset based	—
SBA	9	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
Other	—
Total other real esate owned	$23

	As of December 31, 2013
				Range
	Fair	Valuation	Unobservable	(Weighted-
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$452	Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	15-25%
Land loans	4	Third party appraisal	Management adjustment to reflect current conditions and selling costs	30%
Real estate other	12,378	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	5-20%
Factoring and asset based	5,631	Collateral valuation	Management adjustment to reflect current conditions and selling costs	50%
SBA	2,219	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-25%
Total impaired loans	$20,684

Other real estate owned:

Land loans	$14	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
SBA	17	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
Total other real estate owned	$31

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of September 30, 2014 and December 31, 2013.  The Company did not have any derivative instruments that were assets as of September 30, 2014 and December 31, 2013.

(dollars in thousands)

		Fair Value
Derivatives Designated as	Balance Sheet	September 30,	December 31,
Hedging Instruments	Location	2014	2013

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	588	1,102
Total hedged derivatives		$588	$1,102

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of September 30, 2014, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2014 and 2013.

During the three and nine months ended September 30, 2014 and 2013, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended September 30, 2014 and September 30, 2013, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $5,000 and $(49,000), respectively.  During the nine months ended September 30, 2014 and September 30, 2013, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(26,000) and $(16,000), respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that ($449,000) will be reclassified into net interest income as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three and nine months ended September 30, 2014 and 2013.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three and nine months ended September 30, 2014 and 2013, respectively, and as such there were no amounts included in derivative income or expense during these periods.

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013

Net interest income	$(182)	$(181)	$(540)	$(534)
Non-interest income	—	—	—	—
Total derivative income	$(182)	$(181)	$(540)	$(534)

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

As of September 30, 2014 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $610,000.  As of September 30, 2014, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.2 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2014, it would have been required to settle its obligations under the agreements at the termination value.

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

There have been no significant changes during the three and nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2013 Form 10-K.

Executive Summary

The Company reported net operating income of $5.4 million for the three months ended September 30, 2014 representing an increase of $1.0 million or 22.7% compared to net operating income of $4.4 million for the same period one year ago. The Company reported earnings per diluted share of $0.35 and $0.29 for the quarters ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014, the Company reported net operating income of $13.4 million, representing an increase of $3.7 million or 38.4% compared to net operating income of $9.7 million for same period one year ago.  The Company reported earnings per diluted share of $0.86 and $0.64 for nine months ended September 30, 2014 and 2013, respectively.

For the quarter ended September 30, 2014, the Company’s return on average assets and return on average equity were 1.29% and 12.11%, respectively, and compared to 1.20% and 11.16%, respectively, for the same period in 2013. For the nine months ended September 30, 2014, the Company’s return on average assets and return on average equity were 1.12% and 10.44%, respectively, and compared to 0.92% and 8.43%, respectively, for the same period in 2013.

Additionally, an overview of the financial results for the quarter and nine months ended September 30, 2014 discussed in the MD&A include the following:

•                  Net interest income and non-interest income comprised total revenue of $25.0 million for the three months ended September 30, 2014, compared to $23.2 million for the three months ended June 30, 2014 and $20.5 million for the same period one year earlier.  For the nine months ended September 30, 2014, total revenue of $69.0 million represented an increase of $8.7 million, or 14.5%, from $60.3 million for the nine months ended September 30, 2013.

•                  Net interest margin increased to 5.05% for the quarter ended September 30, 2014 compared to 5.03% for the second quarter of 2014 and 5.01% for the quarter ended September 30, 2013.  For the nine months ended September 30, 2014, net interest margin increased to 5.00% from 4.97% for the same period of 2013.

•                  Total assets grew to $1.76 billion at September 30, 2014, with loans comprising 73.9% of the average earning asset mix, compared to 73.8% in the prior quarter.  Total deposits were $1.54 billion at September 30, 2014, which included demand deposits of $1.07 billion.  At December 31, 2013, total assets and total deposits were $1.60 billion and $1.41 billion, respectively.

•                  Gross loans were $1.22 billion at September 30, 2014, representing an increase of $38.9 million, or 3.3%, compared to gross loans of $1.18 billion at June 30, 2014, and an increase of $142.1 million, or 13.2% compared to gross loans of $1.08 billion at December 31, 2013.  Average loan balances increased by $56.5 million, or 5.0%, to $1.19 billion for the quarter ended September 30, 2014, compared to $1.13 billion for the quarter ended June 30, 2014, and increased $164.2 million, or 16.0% compared to gross loans of $1.02 billion at December 31, 2013.

•                  There was a $1.0 million provision for credit losses during the third quarter of 2014, compared to $1.5 million for the quarter ended June 30, 2014 and no provision recorded for the third quarter of 2013.  Net charges-offs were $1.7 million for the quarter ended September 30, 2014, compared to net charge-offs of $1.0 million for the quarter ended June 30, 2014 and net recoveries of $499,000 for the quarter ended September 30, 2013.

•                  Allowance for credit losses represented 1.84% of total gross loans and 268.67% of nonperforming loans at September 30, 2014, compared to 1.96% of total gross loans and 179.18% of nonperforming loans at June 30, 2014 and 2.04% of total gross loans and 145.18% of nonperforming loans at December 31, 2013.

•                  Nonperforming assets decreased by $4.5 million to $8.4 million, or 0.48% of total assets, compared to $12.9 million or 0.79% of total assets at June 30, 2014. Nonperforming assets decreased by $6.8 million compared to $15.1 million or 0.94% of total assets at December 31, 2013.

•                  Capital ratios remained significantly above the minimum required for the Company to be considered “well-capitalized” under the current Basel regulatory framework, and continued to support the Company’s growth.  Total Risk-Based Capital Ratio was 14.37%, Tier I Capital Ratio was 13.12%, and Tier I Leverage Ratio was 11.69% at September 30, 2014.

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters and nine months ended September 30, 2014 and 2013 (dollars in thousands, except per share data):

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Statement of Operations Data:
Interest income	$21,022	$18,419	$59,420	$51,784
Interest expense	528	636	1,679	1,880
Net interest income	20,494	17,783	57,741	49,904
Provision for credit losses	1,000	—	3,000	6,050
Net interest income after provision for credit losses	19,494	17,783	54,741	43,854
Other income	4,535	2,710	11,264	10,385
Other expenses	14,796	13,152	43,555	37,899
Income before income taxes	9,233	7,341	22,450	16,340
Income taxes	3,802	2,914	9,036	6,649
Net income	$5,431	$4,427	$13,414	$9,691

Per Share Data:
Basic earnings per share	$0.37	$0.31	$0.91	$0.67
Diluted earnings per share	0.35	0.29	0.86	0.64
Shareholders’ equity per share	11.33	9.94	11.33	9.94

Balance Sheet Data:
Balance sheet totals:
Assets	$1,760,107	$1,473,994	$1,760,107	$1,473,994
Loans, net	1,193,094	988,547	1,193,094	988,547
Deposits	1,539,198	1,281,822	1,539,198	1,281,822
Shareholders’ equity	181,505	156,728	181,505	156,728

Average balance sheet amounts:
Assets	$1,675,045	$1,465,860	$1,605,946	$1,402,566
Loans, net	1,160,867	953,969	1,107,467	928,927
Deposits	1,455,025	1,274,354	1,393,914	1,213,370
Shareholders’ equity	177,947	157,382	171,768	153,704

Selected Ratios:
Return on average assets	1.29%	1.20%	1.12%	0.92%
Return on average equity	12.11%	11.16%	10.44%	8.43%
Efficiency ratio	59.12%	64.18%	63.12%	62.86%
Risk based capital ratio	14.37%	15.01%	14.37%	15.01%
Net chargeoffs (recoveries) to average gross loans	0.14%	-0.05%	0.22%	0.53%
Allowance for loan losses to total loans	1.84%	2.07%	1.84%	2.07%
Average equity to average assets	10.62%	10.74%	10.70%	10.96%

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

Net interest income for the quarter ended September 30, 2014 was $20.5 million, which was comprised of $21.0 million in interest income and $528,000 in interest expense. Net interest income for the quarter ended September 30, 2013 was $17.8 million, which was comprised of $18.4 million in interest income and $636,000 in interest expense.  Net interest income for the quarter ended September 30, 2014 represented an increase of $2.7 million, or 15.2% from the same period one year earlier. The increase in net interest income from the same period in the prior year was primarily attributable to an increase in average earning assets as a result of loan growth, combined with a decrease in non-performing loans, and a slightly higher level of loan related fees. Average earning assets of $1.61 billion for the quarter ended September 30, 2014 increased $200.0 million, or 14%, compared to $1.41 billion for the same quarter in 2013.  Loan fee amortization for the quarter ended September 30, 2014 was $3.7 million, compared to $3.4 million for the quarter ended September 30, 2013.

Net interest income for the nine months ended September 30, 2014 was $57.7 million, which was comprised of $59.4 million in interest income and $1.7 million in interest expense. Net interest income for the nine months ended September 30, 2013 was $49.9 million, which was comprised of $51.8 million in interest income and $1.9 million in interest expense.  Net interest income for the nine months ended September 30, 2014 represented an increase of $7.8 million or 15.7% from the same period one year earlier. The increase in net interest income from the same period one year ago was primarily attributed to an increase in average earning assets as a result of loan growth and excess liquidity generated from deposit growth, combined with a decrease in non-performing loans and a higher level of loan related fees. Loan fee amortization for the nine months ended September 30, 2014 was $10.0 million, compared to $8.2 million for the nine months ended September 30, 2013.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended September 30, 2014 average earning assets of $1.61 billion represented an increase of $200.0 million, or 14.2%, compared to $1.41 billion, for the same period in 2013.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 81.68% during the quarter ended September 30, 2014, which represented an increase compared to an average of 76.91% for the same quarter of 2013 as a result of higher loan funding relative to deposit growth. For the nine months ended September 30, 2014 average earning assets of $1.54 billion represented an increase of $202.5 million, or 15.1%, compared to $1.34 billion for the same period in 2013.  The Company’s loan-to-deposit ratio averaged 81.41% during the nine months ended September 30, 2014, representing an increase compared to an average of 78.56% for the same period in 2013, and was also a result of higher loan funding relative to deposit growth during that period.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended September 30, 2014 was 5.05% compared to 5.01% in the same period one year earlier.  The increase in net interest margin compared to the quarter ended September 30, 2013 was primarily due to a more favorable balance sheet mix.  The negative impact of reversal or foregone interest due to nonperforming assets was 4 basis points in the third quarter of 2014, compared with 9 basis points in the third quarter one year earlier

The Company’s net interest margin for the nine months ended September 30, 2014 was 5.00% compared to 4.97% in the same period one year earlier.  The increase in net interest margin from the prior year was primarily due to a more favorable balance sheet mix and increased loan fees.  The positive impact on the net interest margin from increased loan fees for the nine months ended September 30, 2014 compared to the same period one year ago was 4 basis points.  The negative impact of reversal or foregone interest due to nonperforming assets was 3 basis points for the first nine months of 2014 compared to 7 basis points for same period one year earlier.

The following tables show the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014			2013
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$1,188,397	6.50%	$19,459	$980,165	6.84%	$16,906
Federal funds sold	118,034	0.32%	94	152,809	0.27%	103
Investment securities	301,915	1.93%	1,469	275,360	2.03%	1,410
Other	326	0.00%	—	326	0.00%	—
Total interest earning assets	1,608,672	5.18%	21,022	1,408,660	5.19%	18,419

Noninterest-earning assets:
Cash and due from banks	27,473			27,024
All other assets (3)	38,900			30,176
TOTAL	$1,675,045			$1,465,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$9,519	0.04%	1	$9,141	0.04%	$1
Savings	415,537	0.20%	206	419,842	0.28%	301
Time	32,149	0.59%	48	49,918	0.53%	67
Other	22,092	4.90%	273	17,744	5.97%	267
Total interest bearing liabilities	479,297	0.44%	528	496,645	0.51%	636

Noninterest-bearing liabilities:
Demand deposits	997,820			795,452
Accrued expenses and other liabilities	19,981			16,381
Shareholders’ equity	177,947			157,382
TOTAL	$1,675,045			$1,465,860

Net interest income and margin		5.05%	$20,494		5.01%	$17,783

(1)             Loan fee amortization of $3.7 million and $3.4 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)             Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)             Net of average allowance for loan losses of $23.2 million and $21.6 million, respectively.

	Nine months ended September 30,
	2014			2013
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$1,134,802	6.44%	$54,698	$953,235	6.63%	$47,303
Federal funds sold	115,596	0.30%	256	114,876	0.25%	215
Investment securities	293,264	2.04%	4,464	273,048	2.09%	4,265
Other	326	0.82%	2	323	0.41%	1
Total interest earning assets	1,543,988	5.15%	59,420	1,341,482	5.16%	51,784

Noninterest-earning assets:
Cash and due from banks	26,869			25,833
All other assets (3)	35,089			35,251
TOTAL	$1,605,946			$1,402,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$9,213	0.03%	2	$9,943	0.03%	$2
Savings	398,417	0.24%	702	403,523	0.29%	875
Time	39,225	0.56%	165	48,993	0.53%	196
Other	22,454	4.82%	810	19,652	5.49%	807
Total interest bearing liabilities	469,309	0.48%	1,679	482,111	0.52%	1,880

Noninterest-bearing liabilities:
Demand deposits	947,059			750,911
Accrued expenses and other liabilities	17,810			15,840
Shareholders’ equity	171,768			153,704
TOTAL	$1,605,946			$1,402,566

Net interest income and margin		5.00%	$57,741		4.97%	$49,904

(1)             Loan fee amortization of $10.0 million and $8.2 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)             Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)             Net of average allowance for loan losses of $22.8 million and $20.3 million, respectively.

The following tables show the effect of the interest differential of volume and rate changes for the quarters and nine months ended September 30, 2014 and 2013.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended September 30,
	2014 vs. 2013
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$3,410	$(857)	$2,553
Federal funds sold	(28)	19	(9)
Investment securities	129	(70)	59
Other	—	—	—
Total interest income	3,511	(908)	2,603

Interest expense:
Demand	—	—	—
Savings	(2)	(93)	(95)
Time	(27)	8	(19)
Other	54	(48)	6
Total interest expense	25	(133)	(108)

Change in net interest income	$3,486	$(775)	$2,711

	Nine months ended September 30,
	2014 vs. 2013
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$8,752	$(1,357)	$7,395
Federal funds sold	2	39	41
Investment securities	308	(109)	199
Other	—	1	1
Total interest income	9,062	(1,426)	7,636

Interest expense:
Demand	—	—	—
Savings	(9)	(164)	(173)
Time	(41)	10	(31)
Other	101	(98)	3
Total interest expense	51	(252)	(201)

Change in net interest income	$9,011	$(1,174)	$7,837

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

Interest Income

Interest income of $21.0 million in the quarter ended September 30, 2014 represented an increase of $2.6 million, or 14.1%, from $18.4 million in the same quarter one year earlier.  The average yield on earning assets was 5.18% for the quarter ended September 30, 2014 compared to 5.19% for the quarter ended September 30, 2013.  The average yield on interest earning assets remained relatively flat compared to the same period in the prior year.

Interest income of $59.4 million for the nine months ended September 30, 2104, represented an increase of $7.6 million, or 14.7%, from $51.8 million in the same period one year earlier.  The average yield on earning assets was 5.15% for the nine months ended September 30, 2014, and 5.16% for the nine months ended September 30, 2013.  The average yield on interest earning assets remained relatively flat compared to the first nine months of the prior year.

Average gross loans were $1.19 billion for three months ended September 30, 2014, an increase of $208.2 million or 21.2% from $980.2 million for the same period one year earlier.  Average loans comprised 73.9% of average earning assets in the three months ended September 30, 2014 compared to 69.6% in the third quarter of 2013.  For the nine months ended September 30, 2014, average gross loans were $1.13 billion, an increase of $181.6 million, or 19.0% from $953.2 million for the same period one year earlier.  Average loans comprised 73.5% of average earning assets in the nine months ended September 30, 2014 compared to 71.1% in the first nine months of 2013.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $420.3 million for the quarter ended September 30, 2014, a decrease of $8.2 million or 1.9% from $428.5 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, other earning assets averaged $409.2 million, an increase of $20.9 million or 5.4% from $388.2 million for the nine months ended September 30, 2013.

Interest Expense

Interest expense was $528,000 for the quarter ended September 30, 2014, which represented a decrease of $108,000, or 17.0% from $636,000 for the comparable period of 2013.  Average interest-bearing liabilities were $479.3 million for the three months ended September 30, 2014, a decrease of $17.3 million, or 3.5%, from $496.6 million for the same period one year earlier.  The decrease in interest expense was primarily due to a lower rate paid on savings deposits.

For the nine months ended September 30, 2014, interest expense was $1.7 million, which represented a decrease of $201,000, or 10.7% from $1.9 million for the nine months ended September 30, 2013.  Average interest-bearing liabilities were $469.3 million for the nine months ended September 30, 2014, a decrease of $12.8 million, or 2.7% from $482.1 million for the same period on year ago.  The decrease in interest expense was primarily due to a decrease in average interest bearing deposits, combined with a lower rate paid on savings deposits.

Average interest bearing deposits were $457.2 million for the quarter ended September 30, 2014, which represented 31.4% of total average deposits and was a decrease of $21.7 million, or 4.5%, from $478.9 million representing 37.6% of total average deposits in the third quarter of 2013. For the nine months ended September 30, 2014, average interest bearing deposits were $446.9 million, which represented 32.1% of total average deposits and was a decrease of $15.6 million, or 3.4%, from $462.5 million representing 38.1% of total average deposits in the first nine months of 2013.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $22.1 million in the three months ended September 30, 2014 and $17.7 million for the comparable period of 2013. For the nine months ended September 30, 2014 and 2013, other interest bearing liabilities averaged $22.5 million and $19.7 million, respectively

The average rate paid on interest-bearing liabilities was 0.44% and 0.51% for the quarters ended September 30, 2014 and 2013, respectively, and 0.48% and 0.52% for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company charged-off $2.2 million during the three months ended September 30, 2014 compared to $1.7 million during the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company charged-off $3.9 million compared to $7.4 million for the same period in 2013.  Loan recoveries of $523,000 were recognized during the third quarter of 2014 compared to $2.2 million for the three months ended September 30, 2013. For the nine month period ended September 30, 2014, loan recoveries of $1.4 million were recognized, compared to $2.4 million for the nine month period ended September 30, 2013.

The following schedule provides an analysis of the allowance for loan losses for the quarters ended September 30, 2014 and 2013, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013

Balance, beginning of period	$23,116	$20,470	$21,944	$19,948
Provision for credit losses	1,000	—	3,000	6,050
Charge-offs	(2,200)	(1,660)	(3,936)	(7,409)
Recoveries	523	2,159	1,431	2,380
Balance, end of period	$22,439	$20,969	$22,439	$20,969

The allowance for loan losses was $22.4 million, or 1.84% of total loans, at September 30, 2014, compared to $21.0 million, or 2.07% of total loans, at September 30, 2013. The increase in the allowance for loan losses from September 30, 2013 to September 30, 2014 was primarily attributable to the growth of the loan portfolio.

The Company recorded a provision for credit losses of $1.0 million for the three months ended September 30, 2014, with no provision recorded for the quarter ending September 30, 2013.  The Company provided $3.0 million to the allowance for credit losses for the nine months ended September 30, 2014, compared to $6.1 million for the same period in 2013.  The increase in provision for credit losses for the current quarter was primarily due to an increase in net charge-offs from the same quarter of 2013 and growth in the loan portfolio.  The decrease in provision for credit losses for the nine months ended September 30, 2014 was primarily due to a decrease in net charge-offs.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$10,176	0.8%	$9,066	0.8%
Real estate construction	1,505	0.1%	1,013	0.1%
Land loans	421	0.0%	377	0.0%
Real estate other	2,428	0.2%	2,857	0.3%
Factoring and asset based	5,699	0.5%	6,136	0.6%
SBA	2,121	0.2%	2,363	0.2%
Other	89	0.0%	132	0.0%
	$22,439	1.8%	$21,944	2.0%

At September 30, 2014 nonperforming assets of $8.4 million, or 0.48% of total assets, compared to $15.1 million, or 0.94% of total assets, on December 31, 2013.  The decrease in nonperforming assets from December 31, 2013 was primarily due to collections of $7.9 million, loans upgraded to performing status of $5.0 million, and $3.9 million in charge-offs, partially offset by additions of $10.0 million. The additions were comprised of one commercial relationship, one asset based lending credit, one real estate other credit, and one SBA credit. The following summarizes nonperforming assets at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
(dollars in thousands)	2014	2013

Loans accounted for on a non-accrual basis	$8,352	$15,115
Other loans with principal or interest contractually past due 90 days or more and still accruing	—	—
Nonperforming loans	8,352	15,115
Other real estate owned	23	31
Nonperforming assets	$8,375	$15,146

Loans restructured and in compliance with modified terms	10,363	5,569

Nonperforming assets and restructured loans	$18,738	$20,715

The nonperforming assets at September 30, 2014 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $8.4 million, and other real estate owned valued at $23,000.  Nonperforming loans at September 30, 2014 were comprised of loans with legal contractual balances totaling approximately $12.3 million reduced by $648,000 received in nonaccrual interest and impairment charges of $3.3 million which have been charged against the allowance for loan losses. In addition, as of September 30, 2014, there was an additional 22 loans with legal contractual balances totaling $16.1 million that have been fully charged off, for which the Company continues to pursue collection remedies.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of September 30, 2014 (dollars in thousands).

(dollars in thousands)

September 30, 2014

Category / Collateral	Amount

SBA:

Single family residence in San Francisco County	$2,082
Single family residences in Riverside County	457
Mixed used building in Santa Clara County	287
Single family residences in Orange County & Riverside County	239
Special purpose facilities in Orange County	188
Special purpose facilities in San Diego County	113
Lot for single family homes in Contra Costa County	49
Commercial building in San Diego County	21
Light industrial warehouse space in Stanislaus County	3
3,439
Commercial:

Business assets	2,602
2,602
Real estate other:

Single family residences in Sacramento County	1,868
1,868
Factoring/asset based lending:

Business assets	443
443
Total nonperforming loans	$8,352

Included in nonperforming loans at September 30, 2014 are loans totaling $1.9 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of September 30, 2014, previously modified loans totaling $10.4 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis. There were no downgrades of trouble debt restructurings during the quarter or nine months ended September 30, 2014.

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

Non-interest Income

The following tables set forth the components of other income and the percentage distribution of such income for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent

Gain on sale of SBA loans	$1,080	23.8%	$253	9.3%
Depositor service charges	951	21.0%	926	34.2%
Warrant income	941	20.7%	234	8.6%
International fee income	717	15.8%	632	23.3%
Visa fee income	381	8.4%	246	9.1%
SBA loan servicing income	155	3.4%	146	5.4%
Increase in value of life insurance	144	3.2%	144	5.3%
Net gain (loss) on sale of OREO	—	0.0%	2	0.1%
Other operating income	166	3.7%	127	4.7%

	$4,535	100.0%	$2,710	100.0%

	Nine months ended September 30,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$2,845	25.3%	$2,720	26.2%
Gain on sale of SBA loans	2,406	21.4%	1,931	18.6%
International fee income	2,279	20.2%	1,940	18.7%
Warrant income	1,294	11.5%	476	4.6%
Visa fee income	1,048	9.3%	646	6.2%
SBA loan servicing income	477	4.2%	386	3.7%
Increase in value of life insurance	432	3.8%	432	4.2%
Net gain (loss) on sale of securities	5	0.0%	804	7.7%
Net gain on sale of OREO	—	0.0%	472	4.5%
Other operating income	478	4.3%	578	5.6%

	$11,264	100.0%	$10,385	100.0%

Non-interest income totaled $4.5 million in the third quarter of 2014, an increase of $1.8 million or 67.3% from $2.7 million in the third quarter of 2013. For the nine months ended September 30, 2014, non-interest income totaled $11.3 million, an increase of $879,000, or 8.5% from $10.4 million in the first nine months of 2013.   Non-interest income generally consists primarily of gains recognized on sale of SBA loans, service charge income on deposit accounts, international fee income, visa fee income, SBA loan servicing income, warrant income, gains on sales of securities, and gains on sales of other real estate owned (OREO). The increase in non-interest income during the quarter ended September 30, 2014 compared to the same period in the prior year was primarily attributable to an increase in gains on sale of SBA loans and warrant income. The increase in non-interest income during the first nine months of the current year compared to the prior year was primarily attributable to an increase in warrant income, gains on sale of SBA loans, visa fee income and international fee income.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The company recognized $1.1 million in gains on the sale of SBA loans sold during the three months ended September 30, 2014 compared to $253,000 in gains on the sale of SBA loans sold during the three months ended September 30, 2013 representing an increase of $827,000 or 326.9%. For the nine months ended September 30, 2014, the

Company recognized $2.4 million in gains on the sale of SBA loans, representing an increase of $475,000, or 24.6% compared to $1.9 million for the nine months ended September 30, 2013.  During the quarter ended September 30, 2014, the Company’s SBA group funded $23.6 million in new loans and sold $19.6 million, which included $3.4 million in loans funded in the previous year.  This compares to $17.7 million funded and $5.8 million sold in the quarter ended September 30, 2013, which included $187,000 in loans funded in the previous year. During the nine months ended September 30, 2014, the Company’s SBA group funded $45.0 million in new loans and sold $35.8 million, which included $11.2 million in loans funded in the previous year.  This compares to $46.9 million funded and $35.2 million sold in the nine months ended September 30, 2013, which included $13.3 million in loans funded in the previous year.

For the quarter ended September 30, 2014, service charge income on deposit accounts was $951,000, representing an increase of $25,000, or 2.7%, compared to $926,000 for the same period one year ago.  For the nine months ended September 30, 2014, service charge income on deposit accounts was $2.8 million, representing an increase of $125,000, or 4.6%, compared to $2.7 million for same period one year earlier. The increases are primarily attributable to an increase in the deposit portfolio and deposit related analysis charges.

During the third quarter of 2014, the Company recognized $941,000 in warrant income compared to $234,000 recognized during the third quarter of 2013.  For the nine months ended September 30, 2014, the Company recognized $1.3 million compared to $476,000 recognized for the same period one year earlier.  Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the third quarter of 2014, the Company recognized $717,000 in international fee income, representing an increase of $85,000, or 13.4%, compared to $632,000 for the same period one year ago. For the nine months ended September 30, 2014, the Company recognized $2.3 million in international fee income, representing an increase of $339,000, or 17.5%, compared to $1.9 million for the nine month period ended September 30, 2013. The increase in international fee income was primarily caused by an increase in client demand for international services.

The Visa card program, which was fully implemented in 2013, contributed $381,000 and $246,000 in non-interest income during the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the program contributed $1.0 million and $646,000, respectively. Visa income represents both interchange and annual fees.

The Company did not recognize any gain on sale of “other real estate owned” (OREO) for the quarter and nine months ended September 30, 2014, compared to $2,000 and $472,000 in gains on sale of OREO recognized during the quarter and nine months ended September 30, 2013, respectively.

Net interest income and non-interest income comprised total revenue of $25.0 million for the three months ended September 30, 2014, compared to $20.5 million for the same period one year earlier.  For the nine months ended September 30, 2014 and 2013, net interest income and non-interest income comprised total revenue of $69.0 million and $60.3 million, respectively.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following tables for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$9,589	2.4%	$8,393	2.4%
Data processing	1,160	0.3%	919	0.3%
Occupancy	1,014	0.3%	907	0.3%
Marketing/Advertising	722	0.2%	859	0.2%
Legal and professional	399	0.1%	381	0.1%
Assessments	329	0.1%	375	0.1%
Loan/OREO	443	0.1%	274	0.1%
Deposit services	288	0.1%	250	0.1%
Furniture and equipment	192	0.0%	144	0.0%
Other	660	0.2%	650	0.2%

	$14,796	3.6%	$13,152	3.8%

	Nine months ended September 30,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$28,018	2.4%	$24,109	2.4%
Data processing	3,211	0.3%	2,811	0.3%
Occupancy	3,100	0.3%	2,600	0.3%
Marketing/Advertising	2,012	0.2%	2,055	0.2%
Legal and professional	1,393	0.1%	1,312	0.1%
Assessments	1,003	0.1%	896	0.1%
Loan/OREO	1,070	0.1%	834	0.1%
Deposit services	806	0.1%	771	0.1%
Furniture and equipment	570	0.0%	429	0.0%
Other	2,372	0.2%	2,082	0.2%

	$43,555	3.8%	$37,899	3.8%

Operating expenses were $14.8 million for the three months ended September 30, 2014, an increase of $1.6 million or 12.5% from $13.2 million at September 30, 2013.  For the nine months ended September 30, 2014, operating expenses were $43.6 million, an increase of $5.7 million or 14.9% from $37.9 million at September 30, 2013.  As a percentage of average earning assets, other expenses for the three months ended September 30, 2014 and 2013 were 3.6% and 3.8%, on an annualized basis.  For the nine months ended September 30, 2014 and 2013, as a percentage of average earning assets, other expenses were 3.8% on an annualized basis.  This increase was generally wide-spread across all categories.  Overall, trends in non-interest expenses continue to reflect higher levels related to investments in new initiatives and personnel to support future growth.

Salaries and benefits expense of $9.6 million for the quarter ended September 30, 2014, compared to $8.4 million for the quarter ended September 30, 2013.  For the nine month period ended September 30, 2014, salaries and benefits expense was $28.0 million compared to $24.1 million for the same period in 2013.  The increase in salary and benefits expense for the current periods compared to the same periods in the prior year is primarily related to an increase in headcount to support growth and new initiatives, combined with annual salary increases necessary to remain competitive in the Company’s core markets and increased stock-based compensation due to long-term retention awards.  As of September 30, 2014, the Company employed 250 full-time equivalents (FTE) compared to 230 FTE at September 30, 2013.

Occupancy and equipment expense is comprised primarily of rent, leasehold improvements and depreciation expense for furniture, fixtures and equipment. For the current quarter, the Company recognized $1.2 million in occupancy and equipment expense compared to $1.1 million for the same period in 2013. For the nine months ended September 30, 2014, occupancy and equipment expense was $3.7 million compared to $3.0 million for the same period in 2013.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the third quarter of 2014 was $1.2 million which represented an increase of approximately $241,000 over $919,000 for the same period one year earlier. For the nine months ended September 30, 2014, data processing expense was $3.2 million, which was an increase of $400,000 compared to $2.8 million for the nine months ended September 30, 2013. The increase in data processing was primarily due to an increase in deposit transaction volumes.

Marketing expense of $722,000 for the period ended September 30, 2014 represented a decrease of $137,000 compared to $859,000 during the same period one year earlier. For the nine months ended September 30, 2014, marketing expense was $2.0 million, representing an increase of $43,000 compared to $2.1 million for the same period one year earlier.  Over the past several years the Company has increased its marketing investments to raise the level of visibility of its brand. To leverage this increased brand visibility, the Company continues to fund marketing and sales initiatives to not only maintain brand awareness, but also to accelerate demand for the Company’s banking solutions.

Legal and professional charges were $399,000 for the quarter ended September 30, 2014 compared to $381,000 for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, legal and professional charges were $1.4 million, compared to $1.3 million for the same period in the prior year.

Regulatory assessments related to FDIC insurance pertaining to deposit balances, totaled $329,000 for the quarter ended September 30, 2014, compared to $375,000 for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, regulatory assessments were $1.0 million compared to $896,000 for the same period in 2013.  Regulatory assessments fluctuate depending on asset size and other factors, including credit quality.

Other real estate owned (OREO) and loan related charges were $443,000 for the quarter ended September 30, 2014 compared to $274,000 for the quarter ended September 30, 2013, and $1.1 million for the nine months ended September 30, 2014, compared to $834,000 for the same period last year. The decrease in loan related charges for the current quarter compared to the same quarter last year is primarily a result of fluctuating collection costs. The increase in loan related charges for the current quarter and year versus the same periods in the prior year is largely due to the increase in expenses related to the Visa card program that was fully implemented in 2013.

The Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 59.12% and 64.18% for the quarters ended September 30, 2014 and September 30, 2013, respectively, and 63.12% and 62.86% for the nine months ended September 30, 2014 and 2013, respectively.

Balance Sheet

Total assets of the Company at September 30, 2014 were $1.76 billion compared to $1.60 billion at December 31, 2013. The increase was driven by an increase in both the loan portfolio and investment securities.  Gross loans increased to 72.3% of the earning asset mix from 69.6% at December 31, 2013.

Gross loan balances were $1.22 billion at September 30, 2014, which represented an increase of $142.1 million, or 13.2%, as compared to $1.08 billion at December 31, 2013. The increase in loans was broad-based throughout the portfolio with the most significant growth reflected in the commercial lending portfolio and with the exception of a decrease in the factoring and asset based lending portfolio.

The following table shows the Company’s loans by type and their percentage distribution as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
(dollars in thousands)	2014	2013

Commercial	$712,113	$585,559
Real estate construction	78,445	51,518
Land loans	15,659	13,572
Real estate other	134,463	122,063
Factoring and asset based lending	162,198	192,783
SBA	113,146	106,406
Other	3,720	5,730
Total gross loans	1,219,744	1,077,631
Unearned fee income	(4,211)	(4,727)
Total loans	1,215,533	1,072,904
Less allowance for credit losses	(22,439)	(21,944)
Total loans, net	$1,193,094	$1,050,960

Commercial	58.4%	54.3%
Real estate construction	6.4%	4.8%
Land loans	1.3%	1.3%
Real estate other	11.0%	11.3%
Factoring and asset based lending	13.3%	17.9%
SBA	9.3%	9.9%
Other	0.3%	0.5%
Total gross loans	100.0%	100.0%

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $712.1 million at September 30, 2014, which represented an increase of $126.6 million, or 21.6%, compared to $585.6 million at December 31, 2013.  At September 30, 2014, commercial loans comprised 58.4% of total loans outstanding compared to 54.3% at December 31, 2013.

Approximately 58% of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial development projects.  The Company’s land loan portfolio consists of land and land development loans related to future construction credits. The Company’s construction and land loan portfolio together totaled approximately $94.1 million as of September 30, 2014 compared to $65.1 million as of December 31, 2013, representing an increase of $29.0 million or 44.6%.  Construction and land loan balances at September 30, 2014 and December 31, 2013 comprised 7.7% and 6.1% of total loans, respectively.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans increased $12.4 million or 10.2% to $134.5 million at September 30, 2014 from $122.1 million at December 31, 2013.  The increase in other real estate loans was primarily in non-owner occupied real estate loans and home equity lines of credit.  Other real estate loans represented 11.0% of total loans at September 30, 2014, and 11.3% at December 31, 2013.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At September 30, 2014, factoring/asset-based loans totaled $162.2 million or 13.3% of total loans, representing a decrease of $30.6 million or 15.9%, as compared to $192.8 million or 17.9% of total loans at December 31, 2013.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At September 30, 2014, SBA loans comprised $113.1 million, or 9.3%, of total loans, an increase of $6.7 million, or 6.3%, from $106.4 million or 9.9% of total loans at December 31, 2013. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At September 30, 2014 and December 31, 2013, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At September 30, 2014, other loans totaled $3.7 million as compared to $5.7 million at December 31, 2013.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.

The following table summarizes the composition of deposits as of September 30, 2014 and December 31, 2013:

	As of September 30,		As of December 31,
	2014		2013
	Total	Percent	Total	Percent
(dollars in thousands)	Amount	of Total	Amount	of Total

Noninterest-bearing demand	$1,055,815	68.60%	$954,727	67.90%
Interest-bearing demand	13,886	0.90%	11,115	0.79%
Money market and savings	437,432	28.42%	391,310	27.83%
Certificates of deposit:
Less than $100K	2,596	0.17%	2,947	0.21%
$100K and more	29,469	1.91%	45,993	3.27%

Total deposits	$1,539,198	100.00%	$1,406,092	100.00%

Deposits increased $133.1 million or 9.5% from $1.41 billion at December 31, 2013 to $1.54 billion at September 30, 2014, as a result of an increase in total demand, money market and savings accounts. As of September 30, 2014, demand deposits and core deposits represented 69.5% and 97.9% of total deposits, compared to 68.7% and 96.5% at December 31, 2013.

Leverage

Total gross loan balances at September 30, 2014 were $1.22 billion.  The resulting loan to deposit ratio was 79.2%.  Other earning assets at September 30, 2014 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $466.2 million. To date, the Company has deployed other earning assets primarily in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet, and in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding.  When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

Capital Resources

The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks.  Additional capital requirements may be imposed on banks based on market risk.

The Company’s capital resources consist of shareholders’ equity, trust preferred securities and (for regulatory purposes) the allowance for loan losses (subject to limitations).  At September 30, 2014, the Company’s capital resources increased $21.3 million to $214.1 million from $192.8 million at December 31, 2013.  Tier 1 capital increased $20.0 million to $195.4 million at September 30, 2014.  The Company’s Tier 1 capital at September 30, 2014 was comprised of $116.5 million of capital stock and surplus, $65.4 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million, offset by $3.3 million in disallowed deferred tax assets.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for loan losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of September 30, 2014, the Company’s and the Bank’s total risk-based capital ratios were 14.37% and 12.73%, respectively (13.96% for the Company and 12.25% for the Bank at December 31, 2013).

Regulatory Capital Ratios

The following table shows the Company’s capital ratios at September 30, 2014 and December 31, 2013 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of September 30,		As of December 31,
	2014		2013
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$195,402	13.12%	$175,432	12.70%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$89,393	6.00%	$82,875	6.00%

Total Capital	$214,072	14.37%	$192,755	13.96%
(to Risk Weighted Assets)
Total capital minimum requirement	$148,988	10.00%	$138,125	10.00%

Company Leverage
Tier 1 Capital	$195,402	11.69%	$175,432	11.61%
(to Average Assets)
Tier 1 capital minimum requirement	$83,586	5.00%	$75,523	5.00%

Bank Capital Ratios
Tier 1 Capital	$170,501	11.48%	$151,700	11.00%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$89,127	6.00%	$82,755	6.00%

Total Capital	$189,117	12.73%	$168,999	12.25%
(to Risk Weighted Assets)
Total capital minimum requirement	$148,545	10.00%	$137,925	10.00%

Bank Leverage
Tier 1 Capital	$170,501	10.23%	$151,700	10.06%
(to Average Assets)
Tier 1 capital minimum requirement	$83,332	5.00%	$75,408	5.00%

The Company and the Bank were considered well capitalized at September 30, 2014 and December 31, 2013.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures and prevailing and anticipated economic conditions.  The Company’s business is generated primarily through customer referrals and employee business development efforts.  The Company is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations.  The Company strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.  At September 30, 2014 and December 31, 2013, liquid assets as a percentage of deposits were 31.5% and 34.2%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold, securities available for sale and trading securities.  The Company has $47.0 million in unsecured lines of credit available with correspondent banks to meet liquidity needs.  At September 30, 2014, there were no balances outstanding on these lines. Additionally, as of September 30, 2014, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $397.0 million for which the Company had collateral in place to borrow $86.0 million.  As of September 30, 2014, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at September 30, 2014, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of September 30, 2014
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$146,675	$—	$—	$—	$—	$146,675
Interest bearing deposits in other banks	326	—	—	—	—	326
Investment securities	11,933	3,583	7,790	135,508	160,387	319,201
Loans	362,934	42,907	154,802	498,224	160,877	1,219,744
Total earning assets	$521,868	$46,490	$162,592	$633,732	$321,264	$1,685,946

Interest checking, money market and savings	451,318	—	—	—	—	451,318
Certificates of deposit:
Less than $100,000	1,506	364	570	156	—	2,596
$100,000 or more	6,586	3,752	9,324	9,807	—	29,469
Total interest-bearing liabilities	$459,410	$4,116	$9,894	$9,963	$—	$483,383

Interest rate gap	$62,458	$42,374	$152,698	$623,769	$321,264	$1,202,563
Cumulative interest rate gap	$62,458	$104,832	$257,530	$881,299	$1,202,563

Interest rate gap ratio	0.12	0.91	0.94	0.98	1.00
Cumulative interest rate gap ratio	0.12	0.18	0.35	0.65	0.71

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at September 30, 2014 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at September 30, 2014 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at September 30, 2014 and December 31, 2013. Approximately 82.2% and 82.4% of the loan portfolio was priced with floating interest rates which limit the exposure to interest rate risk on long-term loans, as of September 30, 2014 and 2013, respectively.

	As of September 30, 2014
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$712,113	$271,237	$390,840	$50,036
Real estate construction	78,445	24,697	23,953	29,795
Real estate land	15,659	13,765	1,894	—
Real estate other	134,463	11,118	49,299	74,046
Factoring and asset based lending	162,198	105,233	56,965	—
SBA	113,146	342	1,539	111,265
Other	3,720	2,935	785	—
Total loans	$1,219,744	$429,327	$525,275	$265,142

	As of December 31, 2013
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$585,559	$241,009	$311,567	$32,983
Real estate construction	51,518	18,001	11,973	21,544
Real estate land	13,572	11,395	2,177	—
Real estate other	122,063	11,644	43,666	66,753
Factoring and asset based lending	192,783	88,508	104,275	—
SBA	106,406	(1,607)	1,489	106,524
Other	5,730	5,476	254	—
Total loans	$1,077,631	$374,426	$475,401	$227,804

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of September 30, 2014 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $21.9 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of September 30, 2014
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$1,508	$696	$812	$—	$—

Operating leases	25,987	4,196	6,296	5,455	10,040

Total	$27,495	$4,892	$7,108	$5,455	$10,040

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2014, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BRIDGE CAPITAL HOLDINGS

Dated: November 7, 2014	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2014	By:	/s/ Thomas A. Sa
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

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 7, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at September 30, 2014 and December 31, 2013, (ii)  the Consolidated Statement of Income for the three and nine month periods ended September 30, 2014 and 2013, (iii) the Consolidated Statement of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the three and nine month periods ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.