Form 10-K
period 2014-12-31
Bridge Capital Holdings
filed 2015-03-04
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Bridge Capital Holdings was $238,739,725 as of June 30, 2014.

As of February 28, 2015, Bridge Capital Holdings had 15,958,281 shares of common stock outstanding.

Documents incorporated by reference: The Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

Forward-looking Statements

IN ADDITION TO THE HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND WHICH ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS. THE READER OF THIS ANNUAL REPORT SHOULD UNDERSTAND THAT ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT COULD AFFECT THEIR OUTCOME.  THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, DETERIORATE OR FAIL TO IMPROVE,  RESULTING IN, AMONG OTHER THINGS, DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT; (5) CHANGES IN BUSINESS CONDITIONS OR INFLATION; (6) COSTS AND EXPENSES OF COMPLYING WITH THE INTERNAL CONTROL PROVISIONS OF THE SARBANES-OXLEY ACT AND OUR DEGREE OF SUCCESS IN ACHIEVING COMPLIANCE; (7) CHANGES IN SECURITIES MARKETS; (8) FUTURE CREDIT LOSS EXPERIENCE; (9) CIVIL DISTURBANCES OR TERRORIST THREATS OR ACTS, OR APPREHENSION ABOUT POSSIBLE FUTURE OCCURANCES OF ACTS OF THIS TYPE; (10) THE INVOLVEMENT OF THE UNITED STATES IN WAR OR OTHER HOSTILITIES; AND (11) THE MATTERS DISCUSSED IN THIS REPORT UNDER “ITEM 1A — RISK FACTORS” AND “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CRITICAL ACCOUNTING POLICIES.” THEREFORE, THE INFORMATION IN THIS ANNUAL REPORT SHOULD BE CAREFULLY CONSIDERED AGAINST THESE UNCERTAINTIES AND RISKS WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY.

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

PART 1

Item 1.  Business

General

Bridge Capital Holdings (the “Company”, “we” or “us”) is a bank holding company. The Company was incorporated in the State of California on April 6, 2004 for the purpose of becoming the holding company for its subsidiary, Bridge Bank, National Association (the “Bank”). As a bank holding company, the Company is supervised by the Board of Governors of the Federal Reserve System (the “FRB”).

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

The Bank’s lending solutions include working capital lines of credit, structured finance (asset-based lending and factoring), 7(a) and 504 Small Business Administration (SBA) loans, commercial real estate loans, sustainable energy project financing, growth capital loans, equipment financing, letters of credit, and commercial credit cards. The Bank’s depository and corporate banking services include cash and treasury management solutions, interest-bearing term deposit accounts, checking accounts, ACH payment and wire solutions, fraud protection, remote deposit capture, courier services, and online banking. Additionally, the Bank’s international banking services include foreign exchange (FX payments and hedging), letters of credit, and import/export financing. The Bank is a Preferred SBA Lender and a High Plus Delegated Authority Lender for the Export-Import Bank of the United States

The Bank attracts the majority of its loans and deposits from small and middle-market companies, and emerging technology companies, located throughout the San Francisco Bay Area, where it provides banking services to businesses across various industries and sectors. Additionally, an increasingly larger portion of the Bank’s new business acquisition comes from its national network of loan production offices. The Bank reserves the right to change its business plan at any time, and no assurance can be given that, if the Bank’s proposed business plan is followed, it will prove successful.

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

Additional deposit services include a full complement of convenience-oriented services, including remote deposit capture, direct payroll and social security deposit, post-paid bank-by-mail, and on-line banking, including on-line access to account information.  Currently, the Bank does not open accounts through the Internet.  Any plans to offer online account opening must be approved in advance by the Comptroller.  No assurance can be given that, if applied for, such approval will be obtained.

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

The Bank finances real estate construction projects, primarily for the construction of owner occupied and 1 to 4-unit residential developments and commercial buildings.

The Bank directs its commercial lending principally toward businesses whose demands for credit fall within the Bank’s lending limit.  In the event there are customers whose commercial loan demands exceed the Bank’s lending limits, the Bank seeks to arrange for such loans on a participation basis with other financial institutions.

The Bank engages, on limited occasions, in extending banking services and credit to individual borrowers.

Business Hours

In order to attract loan and deposit business, the Bank maintains lobby hours currently between 9:00 a.m. and 5:00 p.m. Monday through Friday.

For additional information concerning the Bank, see Selected Financial Data under Item 6 on page 17.

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

Larger banks may have a competitive advantage because of their higher lending limits and their access to relatively large marketing resources.  They also perform services, such as trust services, discount brokerage and insurance services, which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers.  For borrowers requiring loans in excess of the Bank’s legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit.  As of December 31, 2014, the Bank’s unsecured legal lending limit to a single borrower and such borrower’s related parties was $29.5 million based on regulatory capital of $194.1 million.

The Bank’s business is concentrated in its service area, which primarily encompasses the general Silicon Valley/Bay Area region including Santa Clara, Alameda, San Mateo, Santa Cruz, Contra Costa and San Francisco counties.  In certain lines of business the Bank has extended beyond its primary service area..

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

The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board.  This agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board (the “FRB”).  These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.

Supervision and Regulation

General

The Company and the Bank are subject to extensive regulation under both federal and state law.  This regulation is intended primarily for the protection of depositors, the Deposit Insurance Fund, and the banking system as a whole rather than the Company’s shareholders.  Set forth below is a summary description of some of the significant laws and regulations applicable to the Company and the Bank.  The description is qualified in its entirety by reference to the applicable laws and regulations.

Bank Holding Company Act

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  As a bank holding company, the Company is subject to examination and supervision by the FRB and is subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries.  While the Company may manage or control banks, it is generally prohibited from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in non-banking activities unless the FRB finds such activities to be “so closely related to banking” as to be deemed “a proper incident thereto” within the meaning of the BHCA.  As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of the FRB. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a bank holding company is required to serve as a source of financial strength for its subsidiary banks.

The BHCA includes minimum capital requirements for bank holding companies.  See the section titled “Regulation and Supervision — Regulatory Capital Requirements”.  The BHCA also authorizes the FRB to regulate aspects of bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations.  Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

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

Securities Regulation

The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Exchange Act and the SEC’s rules require the Company to file periodic and current reports as well as proxy statements with the SEC.  The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Schedule 14A (Information Required in Proxy Statement).  The Company may prepare additional filings as required.  The SEC maintains an Internet site, http://www.sec.gov, at which all forms filed electronically may be accessed.  The Company’s filings are also available on its website at http://www.bridgecapitalholdings.com, which is not part of this Annual Report.  Because the Company’s common stock is traded on the Nasdaq Global Select Market, it is also subject to Nasdaq’s rules for listed companies.

The Company is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

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

The regulations of the Comptroller, the FDIC and the FRB govern most aspects of the Bank’s business and operations, including but not limited to limiting the nature and amount of investments and loans which may be made, restricting the payment of dividends and regulating bank expansion and bank activities. The Bank also is subject to the requirements and restrictions of various consumer laws and regulations.

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

In addition to this regulation and supervision by bank regulatory agencies, banks must be prepared for judicial scrutiny of their lending and collection practices.  For example, some banks have been found liable for exercising remedies which their loan documents authorized upon the borrower’s default.  This has occurred in cases where the exercise of those remedies was determined to be inconsistent with the previous course of dealing between the bank and the borrower.  As a result, banks must exercise caution, incur expense and face exposure to liability when dealing with delinquent loans.

Capital Adequacy Requirements

Federal regulations establish guidelines for calculating minimum “risk-adjusted” capital ratios.  These guidelines, which apply to banks and bank holding companies, establish a systematic approach of assigning risk weights to bank assets and commitments, making capital requirements more sensitive to differences in risk profiles among banking organizations.  For these purposes, “Tier 1” capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill.  “Tier 2” capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves.  In calculating the relevant ratio, a bank’s assets and off-balance sheet commitments are risk-weighted; thus, for example, generally loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for inter-bank obligations and U.S. Government Agency securities, and 0% for vault cash and U.S. Government securities).  Under these regulations, to be considered adequately capitalized, banks and bank holding companies are required to maintain a risk-based capital ratio of 8%, with Tier 1 risk-based capital (primarily shareholders’ equity) constituting at least 50% of total qualifying capital or 4% of risk-weighted assets.

The federal banking agencies, including the Comptroller, have adopted regulations implementing a system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).  The regulations establish five capital categories with the following characteristics:  (1) “Well capitalized,” consisting of institutions with a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) “Adequately capitalized,” consisting of institutions with a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital of 4.0% or greater and a leverage ratio of 4.0% or greater and which do not meet the definition of a “well capitalized” institution; (3) “Undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (4) “Significantly undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (5) “Critically undercapitalized,” consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%.  The prompt correction action standards changed when the new Basel III capital ratios became effective on January 1, 2015.  Under the new standards, in order to be considered well-capitalized, the Bank is required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (changed from 4%).  See “—Basel Accord and the New Capital Standards.”  Regulators generally expect banks and bank holding companies to maintain risk-based capital ratios above these minimums.

At December 31, 2014, the Company and the Bank have capital ratios that place them in the “well capitalized” category under the standards in effect on that date. See Note 16 to the Consolidated Financial Statements included under Item 8 of this Annual Report.

An institution that is less than well-capitalized cannot accept brokered deposits without the consent of the FDIC.  At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits and prohibitions on payment of dividends.  The appropriate federal banking agency, after notice and an opportunity for a hearing, is authorized to treat a well-capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital-based classification if it is in an unsafe and unsound condition or engaging in an unsafe and unsound practice.  Thus, an adequately capitalized institution can be subjected to the restrictions (described below) that are imposed on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution), and an undercapitalized institution can be subjected to the restrictions (also described below) applicable to significantly undercapitalized institutions.

An undercapitalized institution is required to submit an acceptable capital restoration plan to its primary federal bank regulatory agency.  The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan “is based on realistic assumptions, and is likely to succeed in restoring the institution’s capital” and “would not appreciably increase the risk . . . to which the institution is exposed.”  The FDIC is required, by regulation or order, to restrict the activities of critically undercapitalized institutions.

Basel Accord and the New Capital Standards

In 2010 and 2011, the International Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank supervisors and regulators from the major industrialized countries, finalized proposed reforms on capital and liquidity, generally referred to as Basel III, in response to the worldwide economic downturn.

In July, 2013, the FRB and other federal banking agencies approved final rules implementing Basel III that apply to both the Company and the Bank.  The final rules increased the minimum requirements for both the levels and quality of capital of banking organizations, made selected changes to the calculation of risk-weighted assets and adjusted prompt corrective action thresholds.  The new standards, which became effective on January 1, 2015, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital, create a new minimum Tier 1 common equity ratio of 4.5%; increase the minimum Tier 1 capital ratio to 6.0%; retain the minimum total capital to risk-weighted assets ratio requirement of 8% and include a minimum leverage ratio of 4.0% for all banking organizations.  The Company and the Bank would have met the requirements of these new capital rules as of December 31, 2014 if they were in effect on that date.  The final rules also include a new additional capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios, to be phased in from 2016 to 2019, and which must be met to avoid limitations on the ability to pay dividends, repurchase shares or pay discretionary bonuses.  The rules also introduce a countercyclical capital buffer of up to 2.5% during periods of excessive credit growth for larger and more complex institutions.

Deposit Insurance Coverage and Premiums

The FDIC insures the Bank’s deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed statutory limits, currently $250,000 per depositor per institution.  The DIF is funded primarily by FDIC assessments paid by each DIF member institution.  A depository institution’s FDIC insurance premium assessment rate is based on its asset and capital levels and is adjusted for risk, supervisory ratings and other factors.  In addition, FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  These assessments, which may be revised based on the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Potential Enforcement Actions and Supervisory Agreements

Under federal law, national banks, their holding companies and their respective institution-affiliated parties may be the subject of potential enforcement actions by the bank regulatory agencies for unsafe and unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency.  During periods of economic stress, regulatory oversight can be expected to increase and regulatory agencies may become more aggressive in responding to concerns and trends identified in examinations.  One result of this heightened activity is an increase in the issuance of enforcement actions.  Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

Payment of Dividends

The Company. Historically, the Company has not paid dividends but has retained earnings to support growth.  The ability of the Company to make dividend payments is subject to statutory and regulatory restrictions.  Under California law, a California corporation such as the Company may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  In the event sufficient retained earnings are not available for the proposed distribution, a California corporation may nevertheless make a distribution to its shareholders if, giving effect to the distribution, the value of the corporation’s assets would equal or exceed the value of its liabilities plus the amount of shareholder preferences, if any. It is the FRB’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.

The primary source of funds for payment of any dividends by the Company to its shareholders will be the receipt of dividends and management fees from the Bank.

The Bank. The Board of Directors of a national bank may declare the payment of dividends depending upon the earnings, financial condition and cash needs of the bank and general business conditions.  A national bank may not pay dividends from its capital.  All dividends must be paid out of net profits then on hand, after deducting losses and bad debts.  The approval of the Comptroller is required for the payment of dividends if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

The Comptroller also has broad authority to prohibit a national bank from engaging in banking practices which it considers to be unsafe or unsound.  It is possible, depending upon the financial condition of the national bank in question and other factors, that the Comptroller may assert that the payment of dividends or other payments by a bank is considered an unsafe or unsound banking practice and therefore implement corrective action to address such a practice.

Accordingly, the future payment of cash dividends by the Company will not only depend upon the Bank’s earnings during any fiscal period but will also depend upon the assessment of its Board of Directors of capital requirements and other factors, including dividend guidelines and the maintenance of an adequate allowance for loan and lease losses.

Community Reinvestment Act

Under to the Community Reinvestment Act of 1977 (the “CRA”), the federal regulatory agencies that oversee the banking industry are required to use their authority to encourage financial institutions to help meet the credit needs of the local communities in which such institutions are chartered, consistent with safe and sound banking practices.  When conducting an examination of a financial institution such as the Bank, the agencies assess the institution’s record of meeting the credit needs of its entire community, including low- and moderate- income neighborhoods.  This record is taken into account in an agency’s evaluation of an application for creation or relocation of domestic branches or for merger with another institution.  Failure to address the credit needs of a bank’s community may also result in the imposition of certain other regulatory sanctions, including a requirement that corrective action be taken.

Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W limit transactions between a bank and its affiliates.  The statute and regulation impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a non-affiliate if an affiliate benefits from the transaction).  However, certain transactions that generally do not expose a bank to undue risk are exempted from coverage under Regulation W.

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

Tying Arrangements

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

Anti-Money Laundering Laws

A series of banking laws and regulations beginning with the bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.

Privacy and Data Security.

The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposes requirements on financial institutions with respect to consumer privacy.  The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually.  The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach. The Bank is required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal of information that is no longer needed.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Laws and Regulations

The Bank must also comply with consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act and the Fair Credit Reporting Act, among others.  These laws and regulations mandate disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans.  The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing regulatory compliance and customer relations efforts.

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including laws governing residential mortgages.  The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.   The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions are be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

Exposure to and Management of Risk

The federal banking agencies examine banks and bank holding companies with respect to their exposure to and management of different categories of risk.  Categories of risk identified by the agencies include legal risk, operational risk, market risk, credit risk, interest rate risk, price risk, foreign exchange risk, transaction risk, compliance risk, strategic risk, liquidity risk, and reputation risk.  This examination approach causes bank regulators to focus on risk management procedures, rather than simply examining every asset and transaction.  This approach supplements rather than replaces existing rating systems based on the evaluation of an institution’s capital, assets, management, earnings and liquidity.

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

Legislation and Proposed Changes

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress and before various bank regulatory agencies.  Provisions of the Dodd-Frank Act continue to take effect and the regulatory agencies continue to adopted enacting rules and regulations that are likely to significantly impact the Company’s operations and compliance costs.  No prediction can be made as to the likelihood of any major changes or the impact that new laws or regulations might have on the Company or the Bank.

Conclusion

It is impossible to predict with any certainty the competitive impact the laws and regulations described above will have on commercial banking in general and on the business of the Company in particular, or to predict whether or when any of the proposed legislation and regulations described above will be adopted.  It is anticipated that banking will continue to be a highly regulated industry.  Additionally, there has been a continued historical decrease in the distinction between the services offered by depository institutions and other businesses offering financial services, and the trend toward nationwide interstate banking is expected to continue.  As a result of these factors, it is anticipated banks will experience increased competition for deposits and loans and, possibly, further increases in their cost of doing business.

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

Our reserves for loan losses may not be adequate.

In accordance with generally accepted accounting principles in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance which we refer to the allowance for loan losses.  Our allowance for loan losses may not be adequate to address our actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results.  We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  While this process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are dependent to a great extent on our subjective assessment based upon our experience and judgment.  We can provide no assurance that our allowance for loan losses will be adequate to absorb actual losses in the future or that we will not be required to increase this allowance.

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

The majority of our assets and deposits were generated in Northern California.  At December 31, 2014, approximately 30% of our loan portfolio was secured by real property in Northern California. During 2014, the real estate market in Northern California continued to stabilize and improve as evidenced by increasing prices, increased transaction volume and decreased foreclosure rates.  These improvements follow an extended period of deterioration and there is no certainty that improvements will continue, or that the region’s real estate market will not deteriorate in the future.  A deterioration may result in an increase in the level of our nonperforming loans, particularly commercial real estate loans. When real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, we may experience greater charge-offs and, similarly, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and, as a result, we are more likely to suffer losses on defaulted loans. Therefore, if there is a downturn in the Northern California real estate market or the region’s economy generally, we could experience reduced income, increased expenses and less cash available for lending and other activities, which could have a material and adverse effect on our financial condition and results of operations.

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

Our legal lending limit to a single borrower and such borrower’s related parties as of December 31, 2014 was approximately $29.5 million. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer.  Our lending limit may affect our ability to seek relationships with larger and more established businesses.  We cannot be assured of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease, which could have a material and adverse effect on our financial condition and results of operations.

Market and Interest Rate Risks

Changes in interest rates could reduce income and cash flow.

Our income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings (the “interest rate spread”). We cannot control or prevent changes in the level of interest rates.  Interest rates fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.  See “Item 7a Quantitative and Qualitative Disclosures About Market Risk.”  Historically low market interest rates have caused our interest rate spread to decline significantly, which reduces potential revenue and net income.  Sustained low levels of market interest rates will likely continue to put pressure on our profitability.

An unanticipated rapid decrease or increase in interest rates could have an adverse effect on our interest rate spread and therefore on the level of net interest income.  For example, a rapid increase in interest rates in the future could result in our interest expense increasing faster than our interest income because of fixed rate loans or loans with interest rate caps and longer-term investment securities  Although we take measures to limit interest rate risk, a material change in our interest rate spread could have a material adverse effect on our business, profitability and financial position.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

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

Because a substantial portion of our customers are small and middle-market technology companies, our earnings will be particularly sensitive to market conditions in the technology sector, particularly in the Silicon Valley region of Northern California.

A substantial portion of our customers are technology companies, including life sciences companies. Technology loans represented approximately 28% of our loan portfolio at December 31, 2014. The strength of technology sector has historically fluctuated significantly and is subject to a variety of factors that we do not control, such as the markets for initial public offerings, mergers and acquisitions and venture capital funding. A weakening in the technology sector could lead to higher loan default rates, a reduced demand for loans or both. In addition, we hold a portfolio of warrants from non-public technology and life science companies obtained when we originate loans to these companies. We record these warrants at fair value on a recurring basis. The values of the warrants and the potential to realize income from the warrants depends on the health of the technology sector, in particular the market for initial public offerings and mergers and acquisition. For all of these reasons, unfavorable market conditions in the technology sector could have a negative impact on our earnings and could cause us to incur losses.

Risks Related to the Nature and Geographical Location of our Business

Our operations are concentrated geographically in California, and poor economic conditions in California may cause us to incur losses.

A majority of  our business is located in California.  Our financial condition and operating results will be subject to changes in economic conditions in California.  A significant and prolonged downturn in the California economy could adversely affect financial institutions doing business in California, such as the Company. Economic conditions in California are subject to various uncertainties at this time, including the California state government’s budgetary difficulties and the continuing drought.  The Company will be subject to changes in economic conditions. We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect us.

The markets in which we operate are subject to the risk of earthquakes and other natural disasters.

Most of our properties are located in California.  Also, most of the real and personal properties securing our loans are located in California.  California is a state which is experiencing a record drought and its prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations.  Although we do not engage in agricultural lending, the drought in California could have an impact on the State’s economy and our customers.  Therefore, the continuing drought or a  major earthquake, flood or other natural disaster in California could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Substantial competition in the California banking market could adversely affect us.

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

Regulatory Risks

Restrictions on dividends and other distributions could limit amounts that the Bank is able to pay to the Company.

Various statutory provisions restrict the amount of dividends that the Bank can pay the Company without regulatory approval. In addition, if the Bank or any other subsidiary of ours were to liquidate, its creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before the Company, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

Adverse effects or changes in banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.

We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been increasingly materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting us and our subsidiaries, may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations.  During periods of economic stress, regulatory oversight can be expected to increase and regulatory agencies become more aggressive in responding to concerns and trends identified in examinations.  Such a regulatory response may effect, among other things, growth rates, business mix,  capital levels and payment of dividends  Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including legislative and regulatory reactions to the recent credit crisis, acts of terrorism, and major U.S. corporate bankruptcies and reports of accounting irregularities at U.S. public companies.

As noted above, the Dodd-Frank Act was enacted in July of 2010.  The Dodd-Frank Act mandates significantly increased supervisory activities and many new studies and regulations.  We cannot predict what form additional regulations required by the Dodd-Frank Act might take or whether and when they could become effective.

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

Systems, Accounting and Internal Control Risks

The accuracy of our judgments and estimates about financial and accounting matters will impact operating results and financial condition.

We make certain estimates and judgments in preparing the financial statements.  The quality and accuracy of those estimates and judgments will impact our operating results and financial condition.  See “Critical Accounting Policies and Estimates” in this report and the information referred to in that discussion.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management and systems.  We cannot assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected.  The occurrence of any such failures, interruptions or security breaches could damage our reputation, result in a loss of customer business, subject us to heightened regulatory scrutiny, or expose us to litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

Our management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

	Sales Price of
	Common Stock (1)
Three Months Ended	Low	High

March 31, 2013	$15.03	$16.01
June 30, 2013	$13.65	$16.01
September 30, 2013	$15.98	$17.24
December 31, 2013	$16.55	$21.22

March 31, 2014	$19.48	$24.35
June 30, 2014	$22.00	$24.39
September 30, 2014	$21.33	$24.88
December 31, 2014	$21.78	$24.57

(1) Prices represent the actual trading history on the Nasdaq Capital Market.  Additionally, since trading in the Company’s common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company had 1,532 common shareholders of record as of December 31, 2014.

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

In a policy statement, the FRB has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action.   Additionally, the Dodd-Frank Act’s requirement that holding companies are expected to provide a source of managerial and financial strength to their subsidiary banks potentially restricts a bank holding company’s ability to pay dividends.

The Company has not declared dividends on its common stock since inception of the Bank’s existence.  In the future, the Company may consider cash and stock dividends, subject to the restrictions on the payment of cash dividends as described above, depending upon the level of earnings, management’s assessment of future capital needs and other factors considered by the Board of Directors.

The following chart reflects the total return performance of the Company’s common stock for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Bridge Capital Holdings	100.00	120.02	143.48	214.67	283.37	308.75
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Western Bank	100.00	113.31	102.37	129.18	181.76	218.14

Item 6.  Selected Financial Data

The following table presents certain consolidated financial information concerning the business of the Company. This information should be read in conjunction with the Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

	As of and for the year ended
	December 31,
(dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Statement of Operations Data:
Interest income	$78,856	$70,810	$62,787	$50,694	$45,188
Interest expense	2,212	2,518	2,195	2,256	3,071
Net interest income	76,644	68,292	60,592	48,438	42,117
Provision for credit losses	3,000	6,050	3,950	2,600	4,700
Net interest income after provision for credit losses	73,644	62,242	56,642	45,838	37,417
Other income	14,117	14,280	12,984	9,930	6,849
Other expenses	58,057	51,884	46,212	42,424	39,720
Income before income taxes	29,704	24,638	23,414	13,344	4,546
Income taxes	12,103	9,927	9,610	5,497	1,955
Net income	$17,601	$14,711	$13,804	$7,847	$2,591
Preferred Dividends	—	—	—	200	1,955
Net income (loss) available to common shareholders	$17,601	$14,711	$13,804	$7,647	$636

Per Share Data:
Basic earnings (loss) per share	$1.19	$1.02	$0.96	$0.54	$0.06
Diluted earnings (loss) per share	1.13	0.97	0.92	0.52	0.06
Book value per common share	11.72	10.26	9.32	8.55	8.16

Balance Sheet Data:
Balance sheet totals:
Assets	$1,814,122	$1,604,112	$1,343,585	$1,161,033	$1,029,731
Loans, net	1,283,364	1,050,960	885,575	740,696	634,557
Deposits	1,549,545	1,406,092	1,162,548	998,675	847,946
Shareholders’ equity	187,107	162,747	146,747	129,513	142,303

Average balance sheet amounts:
Assets	$1,648,628	$1,431,331	$1,206,691	$1,047,141	$897,140
Loans, net	1,130,003	946,262	805,560	641,894	573,173
Deposits	1,433,383	1,240,470	1,023,625	884,683	751,119
Shareholders’ equity	174,994	155,332	138,366	128,128	114,624

Selected Ratios:
Return on average equity	10.06%	9.47%	9.98%	6.12%	2.26%
Return on average assets	1.07%	1.03%	1.14%	0.75%	0.29%
Efficiency ratio	63.97%	62.83%	62.81%	72.68%	81.12%
Total risk based capital ratio	13.91%	13.96%	15.23%	16.06%	20.87%
Net chargeoffs (recoveries) to average gross loans	0.23%	0.42%	0.31%	-0.06%	0.85%
Allowance for loan losses to total gross loans	1.71%	2.05%	2.20%	2.43%	2.39%
Average equity to average assets	10.61%	10.85%	11.47%	12.24%	12.78%

Item  7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information, this annual report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and which are subject to the “Safe Harbor” created by those sections.   The reader of this annual report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Company’s actual results could differ materially from those suggested by such forward-looking statements.  Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in interest rate environment; (3) general economic conditions; either nationally or regionally are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) costs and expenses of complying with the internal control provisions of the Sarbanes-Oxley Act and our degree of success in achieving compliance; (7) changes in securities markets; (8) future credit loss experience; (9) civil disturbances of terrorist threats or acts, or apprehension about possible future occurrences of acts of this type; (10) the involvement of the United States in war or other hostilities; and (11) the matters discussed in the report under “Item 1A — Risk Factors”.  Therefore, the information in this annual report should be carefully considered when evaluating the business prospects of the Company.

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

Generally Accepted Accounting Principles specify that if a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  However, it is currently the Company’s practice to immediately charge-off any identified financial loss pertaining to impaired loans when management believes the uncollectibility of the loans has been confirmed.  See Note 4 to the financial statements for additional information on impaired loans.

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

Sale of SBA Loans

The Company has the ability and the intent to sell all or a portion of certain SBA loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost or fair value.  At December 31, 2014 and December 31, 2013, the fair value of SBA loans exceeded aggregate cost and therefore SBA loans were carried at aggregate cost.

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

Executive Summary

The Company reported net operating income of $17.6 million for the year ended December 31, 2014 representing an increase of $2.9 million, compared to net income of $14.7 million for the same period one year ago.  For the year ended December 31, 2014, the Company reported earnings per diluted share of $1.13 compared to $0.97 for the year ended December 31, 2013. For the year ended December 31, 2012, the Company reported net operating income of $13.8 million and earnings per diluted share of $0.92.

For the year ended December 31, 2014, the Company’s return on average assets and return on average equity were

1.07% and 10.06%, respectively, and compared to 1.03% and 9.47%, respectively, for the same period in 2013, and 1.14% and 9.98%, respectively, for the same period in 2012.

The increase in earnings during 2014 compared to 2013 resulted primarily from an increase in interest income related to loans, a decrease in provision for loan losses as a result of improved credit quality, offset in part by an increase in overall non-interest expense reflecting the Company’s investment in new initiatives and personnel to support future growth.  The increase in earnings during 2013 compared to 2012 resulted primarily from an increase in interest income related to loans, gains on sale of SBA loans and securities and depositor service charges, offset in part by a decrease in the gain on sale of other real estate owned and decreases in warrant income.

Additionally, an overview of the financial results for 2014 discussed in the MD&A include the following:

•                  Total assets grew to $1.81 billion at the end of 2014, with loans comprising 73.0% of the average earning asset mix, compared to 70.8% at prior year end.  Total deposits were $1.55 billion at December 31, 2014, which included demand deposits of $1.07 billion.  At December 31, 2013, total assets and total deposits were $1.60 billion and $1.41 billion, respectively.

•                  Gross loans were $1.31 billion at December 31, 2014, representing an increase of $233.7 million, or 21.7%, compared to gross loans of $1.08 billion at December 31, 2013.  Average loan balances increased by $186.2 million, or 19.2%, to $1.16 billion for the year ended December 31, 2014, compared to $971.1 million for the year ended December 31, 2013.

•                  Net interest income and non-interest income comprised total revenue of $90.8 million in 2014 compared to $82.6 million for 2013, representing an increase of $8.2 million, or 9.9%.

•                  Net interest margin decreased to 4.83% in 2014 compared to 4.98% in 2013.

•                  Provision for credit losses for 2014 decreased to $3.0 million from $6.1 million in 2013.  Net charge-offs were $2.6 million for the current year compared to $4.1 million in 2013.

•                  Allowance for credit losses represented 1.70% of total gross loans and 284.03% of nonperforming loans at December 31, 2014, compared to 2.04% of total gross loans and 145.18% of nonperforming loans at December 31, 2013.

•                  As of December 31, 2014, nonperforming assets decreased by $7.3 million to $7.9 million, or 0.43% of total assets, compared to $15.1 million or 0.94% of total assets at December 31, 2013.

•                 Capital ratios remained significantly above the minimum required for the Company to be considered “well-capitalized” under the current Basel regulatory framework, and continued to support the Company’s growth.  Total Risk-Based Capital Ratio was 13.91%, Tier I Capital Ratio was 12.66%, and Tier I Leverage Ratio was 11.24% at December 31, 2014.

Results of Operations

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal source of the Company’s operating earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities.  The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the three years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014			2013			2012
		Interest			Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Interest earning assets (2):
Loans (1)	$1,157,345	$72,247	6.24%	$971,129	$64,629	6.66%	$827,691	$56,122	6.78%
Investment securities	306,313	6,243	2.04%	278,239	5,864	2.11%	235,892	6,461	2.74%
Federal funds sold	121,324	365	0.30%	121,983	316	0.26%	86,735	203	0.23%
Interest bearing deposits	326	2	0.61%	323	1	0.31%	331	1	0.30%
Total earning assets	1,585,308	78,857	4.97%	1,371,674	70,810	5.16%	1,150,649	62,787	5.46%

Noninterest earning assets:
Cash and due from banks	27,524			26,147			22,946
All other assets (3)	35,796			33,510			33,096
TOTAL	$1,648,628			$1,431,331			$1,206,691

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Demand	$9,930	$3	0.03%	$9,849	$3	0.03%	$5,834	$2	0.03%
Savings	410,667	915	0.22%	403,906	1,179	0.29%	311,712	900	0.29%
Time	37,447	214	0.57%	48,496	260	0.54%	38,933	187	0.48%
Other	21,650	1,080	4.99%	19,116	1,076	5.63%	29,057	1,106	3.81%
Total interest-bearing Liabilities	479,694	2,212	0.46%	481,367	2,518	0.52%	385,536	2,195	0.57%

Noninterest-bearing liabilities:
Demand deposits	975,339			778,219			667,146
Accrued expenses and other liabilities	18,601			16,412			15,643
Shareholders’ equity	174,994			155,333			138,366
TOTAL	$1,648,628			$1,431,331			$1,206,691

Net interest income and margin		$76,645	4.83%		$68,292	4.98%		$60,592	5.27%

(1)	Includes amortization of loan fees of $12.2 million for 2014, $11.9 million for 2013 and $9.4 million for 2012. Nonperforming loans have been included in average loan balances.

(2)	Interest income is reflected on an actual basis, not on a fully taxable equivalent basis. Yields are based on amortized cost.

(3)

Net of average allowance for loan losses of $22.8 million and average deferred loan fees of $4.6 million for 2014, average allowance for loan losses of $20.6 million and average deferred loan fees of $4.3 million for 2013, and average allowance for loan losses of $19.2 million and $2.9 million for 2012, respectively.

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

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (decrease)			Increase (decrease)
	due to change in			due to change in
	Average	Average	Total	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans	$11,624	$(4,006)	$7,618	$9,546	$(1,039)	$8,507
Investment securities	572	(193)	379	892	(1,489)	(597)
Federal funds sold	(2)	51	49	91	22	113
Other	0	1	1	0	0	0
Total interest income	12,194	(4,147)	8,046	10,530	(2,507)	8,023

Interest expense:
Demand	0	0	0	1	0	1
Savings	15	(279)	(264)	270	10	279
Time	(63)	17	(46)	51	22	73
Other	126	(122)	4	(560)	530	(30)
Total interest expense	78	(384)	(306)	(238)	561	323

Change in net interest income	$12,115	$(3,762)	$8,352	$10,769	$(3,068)	$7,700

Net interest income was $76.6 million in 2014, comprised of $78.9 million in interest income and $2.2 million in interest expense.  Net interest income was $68.3 million in 2013, comprised of $70.8 million in interest income and $2.5 million in interest expense.  The increase of $8.4 million in net interest income in 2014, comprised of an increase in interest income of $8.0 million combined with a decrease of $306,000 in interest expense, was primarily attributable to an increase in average earning assets as a result of loan growth, combined with a decrease in non-performing loans and a slightly higher level of loan related fees.

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

The net interest margin (net interest income divided by average earning assets) was 4.83% for the year ended December 31, 2014, as compared to 4.98% for the year ended December 31, 2013 and 5.27% for 2012. The decrease in net interest margin in 2014 was primarily due to a lower yield on interest earning assets, including a decrease in loan yields from 6.66% to 6.24%.  Loan fees comprised 1.05% of total loan yields in 2014 compared to 1.23% in 2013. The Company’s loan-to-deposit ratio, a measure of leverage, averaged 80.7% during the twelve months ended December 31, 2014, which represented an increase compared to an average of 78.3% for the same period in 2013.

The decrease in net interest margin in 2013 was primarily due to a less favorable mix in average earning assets, decreased leverage and increased nonperforming loans. The positive impact on the net interest margin from increased loan fees for the twelve months ended December 31, 2013 compared to the same period in 2012 was 5 basis points. The Company’s loan-to-deposit ratio, a measure of leverage, averaged 78.3% during the twelve months ended December 31, 2013, which represented a decrease compared to an average of 80.9% for the same period in 2012.

Interest Income

For the year ended December 31, 2014, the Company reported interest income of $78.9 million, an increase of $8.0 million or 11.4% over $70.8 million reported in 2013.  The increase in interest income primarily reflects an increase in average earning assets as a result of loan growth which was funded by liquidity generated by deposit growth, combined with a decrease in non-performing loans and a slightly higher level of loan related fees.  Average earning assets were $1.58 billion for the year ended December 31, 2014, an increase of $213.6 million, or 15.6%, over $1.37 billion for the year ended December 31, 2013.  The increase in average earning assets reflects an increase in the average loan portfolio of $186.2 million over $971.1 million in 2013, and an increase in the average securities portfolio of $28.1 million from $278.2 million in 2013.  The average yield on earning assets was 4.97% for the year ended December 31, 2014 compared to 5.16% for the year ended December 31, 2013 primarily due to a lower rate of interest earned on loans and investment securities during 2014.

For the year ended December 31, 2013, the Company reported interest income of $70.8 million, an increase of $8.0 million or 12.8% over $62.8 million reported in 2012.  The increase in interest income primarily reflects an increase in average earning assets.  Average earning assets were $1.37 billion for the year ended December 31, 2013 an increase of $221.0 million, or 19.2%, over $1.15 billion for the year ended December 31, 2012.  The increase in average earning assets reflects an increase in the average loan portfolio of $143.4 million over $827.7 million in 2012, and an increase in the average securities portfolio of $42.3 million from $235.9 million in 2012.  The average yield on earning assets was 5.16% for the year ended December 31, 2013 compared to 5.46% for the year ended December 31, 2012 due to a lower rate of interest earned on loans and investments during 2013.

Interest Expense

Interest expense was $2.2 million for the year ended December 31, 2014, which represented a decrease of $306,000 or 12.2% compared to $2.5 million for the year ended December 31, 2013.  The decrease in interest expense primarily reflects a lower yield on money market and savings accounts in 2014 compared to 2013.  The average yield on interest-bearing liabilities was 0.46% for the period ended December 31, 2014 compared to 0.52% for the period ended December 31, 2013. Average interest-bearing liabilities were $479.7 million for the year ended December 31, 2014, a decrease of $1.7 million or 0.3% from $481.4 million for the year ended December 31, 2013.

Average interest bearing deposits were $458.0 million for the year ended December 31, 2014, which represented 32.0% of total average deposits and was a decrease of $4.2  million, or 0.9%, from $462.3 million at December 31, 2013, representing 37.3% of total average deposits for the year.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other borrowings during the year were comprised of short term borrowings. Other interest bearing liabilities averaged $21.7 million and $19.1 million in the years ended December 31, 2014 and 2013, respectively.

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

Credit Risk and Provision for Loan losses

The Company maintains an allowance for loan losses which is based, in part, on the Company’s loss experience, the impact of economic conditions within the Company’s market area and, as applicable, the State of California and/or national macroeconomic conditions, the value of underlying collateral, loan performance, and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for loan losses charged to operating expense and recoveries of previously charged-off loans.  Based on management’s evaluation of such risks, the Company provided $3.0 million, $6.1 million, and $4.0 million to the allowance for loan losses in 2014, 2013 and 2012, respectively. During 2014, the Bank had $4.2 million in charge offs, and had recoveries of $1.5 million as compared to $8.3 million in charge offs and recoveries of $4.2 million in 2013.  During 2012, the Bank had $3.1 million in charge offs and $0.6 million in recoveries.  The allowance for loan losses was $22.3 million representing 1.70% of total loans at December 31, 2014, as compared to $21.9 million representing 2.04% of total loans at December 31, 2013, and $19.9 million representing 2.20% of total loans at December 31, 2012.

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

Non-interest Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Service charges on deposit accounts	$3,847	27.3%	$3,674	25.7%	$3,354	25.8%
International fee income	3,067	21.7%	2,703	18.9%	2,646	20.4%
Gain on sale of SBA loans	2,572	18.2%	2,682	18.8%	1,850	14.2%
Visa fee income	1,434	10.2%	914	6.4%	112	0.9%
Warrant income	1,344	9.5%	1,261	8.8%	1,422	11.0%
SBA loan servicing fee income	653	4.6%	488	3.4%	514	4.0%
Increase in value-bank owned life insurance	576	4.1%	576	4.0%	422	3.3%
Net gain on sale of securities	5	0.0%	804	5.6%	323	2.5%
Net gain on sale of OREO	—	0.0%	470	3.3%	1,461	11.3%
Other non-interest income	619	4.4%	708	5.0%	880	6.8%

	$14,117	100.0%	$14,280	100.0%	$12,984	100.0%

Non-interest income totaled $14.1 million in 2014, a decrease of $163,000 or 1.1% from $14.3 million in 2013.  Non-interest income of $14.3 million in 2013 represented an increase of $1.3 million or 10.0% over $13.0 million in 2012.  Non-interest income generally consists primarily of service charge income on deposit accounts, international fee income, gains recognized on sales of SBA loans, Visa fee income, warrant income and gains on sales of other real estate owned (OREO) and securities.  The decrease in non-interest income during the year ending December 31, 2014 was primarily attributable to a decrease in gains on sales of securities and gains from the sale of OREO, partially offset by increases in Visa fee income and international fee income.

The increase in non-interest income during the year ending December 31, 2013 was primarily attributable to an increase in gains on sale of SBA loans, gains on sale of securities and service charges of deposit accounts, partially offset by decreases in gains from the sale of OREO.

For the year ended December 31, 2014 service charge income on deposit accounts was $3.8 million, representing an increase of $173,000, or 4.7%, compared to $3.7 million for the same period one year ago.  The service charge income on deposit accounts for 2013 compared to $3.4 million in 2012, represents an increase of $320,000 or 9.5%. The increase in 2014 and 2013 was attributable to an increase in the deposit portfolio and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During 2014, the Company recognized $3.1 million in international fee income, representing an increase of $364,000, or 13.5%, compared to $2.7 million for the same period one year ago.  During 2013, the Company recognized $2.7 million in international fee income, representing an increase of $57,000, or 2.2%, compared to $2.6 million in 2012.  The increase in international fee income in both 2014 and 2013 was primarily caused by an increase in client demand for international services.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.   During 2014, the Company recognized $2.6 million in gains on sale of SBA loans, representing a decrease of $110,000 or 4.1% from the prior year.  The Company recognized $2.7 million in gains on sales of SBA loans in 2013 compared to $1.9 million in 2012, representing an increase of $832,000 or 45.0%. The decrease in gains on sale of SBA loans in 2014 is a direct result of a decrease in SBA loans sold in the current period versus the same period last year.  During 2014, the Company’s SBA group funded $55.4 million in new loans and sold $42.0 million, which included $11.2 million in loans funded in the previous year.  This compares to $65.0 million funded and $46.3 million sold in the year ended December 31, 2013, which included $13.5 million in loans funded in the previous year. For the year ended December 31, 2012, the Company’s SBA group funded $54.5 million in new loans and sold $37.3 million, which included $12.0 million in loans funded in the previous year.

Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity. During 2014 and 2013, the Company recognized $1.3 million in warrant income which represented a decrease of $78,000 and $161,000, respectively, compared to $1.4 million in 2012.

The Company recognized modest gains on the sale of securities of $5,000 during the twelve months ended December 31, 2014 which represents a decrease of $799,000 or 99.4% compared to $804,000 during 2013.  During 2012 the Company recognized $323,000 in gain on the sale of securities. Compared to 2012, the increase in gains on the sale of securities in 2013 represented $481,000 or 148.9%.

The Company earns a servicing fee on all SBA loans sold.  During 2014, $653,000 in SBA loan servicing income was recognized compared to $488,000 for the prior year, reflecting an increase of $165,000 or 33.8%. The $488,000 recognized in 2013 represents a decrease of $26,000 or 5.1% from $514,000 in 2012.

For the year ended December 31, 2014,  there were no gains on sale of OREO during 2014. This reflects the decreased balance of the OREO portfolio as a result of the Company’s successful resolution efforts.   During 2013 and 2012, the Company recognized $470,000, and $1.1 million, respectively, in gains on the sale of OREO properties.

In 2013, the Company fully implemented a Visa card program which contributed $1.4 million in non-interest income in 2014, $914,000 in 2013, and a modest $112,000 in 2012.

Net interest income and non-interest income comprised total revenue of $90.8 million for the year ended December 31, 2014, compared to $82.6 million for the same period one year earlier, and $73.6 million in 2012.  This represented an increase of $8.2 million, or 9.9% in 2014, and an increase of $9.0 million, or 12.2% in 2013.

Non-interest Expenses

The components of other expense as a percentage of average assets are set forth in the following table for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Salaries and benefits	$37,473	2.3%	$33,543	2.3%	$30,307	2.5%
Occupancy and equipment	4,939	0.3%	4,103	0.3%	3,994	0.3%
Data processing	4,357	0.3%	3,775	0.3%	3,257	0.3%
Marketing	2,682	0.2%	2,640	0.2%	2,060	0.2%
Professional services	1,735	0.1%	1,726	0.1%	1,206	0.1%
Director/Shareholder expenses	1,285	0.1%	1,548	0.1%	1,277	0.1%
Assessments	1,253	0.1%	1,240	0.1%	879	0.1%
Deposit services/supplies	1,109	0.1%	1,022	0.1%	989	0.1%
Loan/OREO expense	898	0.1%	686	0.0%	850	0.1%
Other	2,326	0.1%	1,601	0.1%	1,393	0.1%

	$58,057	3.7%	$51,884	3.6%	$46,212	3.9%

Non-interest expenses were $58.1 million in 2014 as compared to $51.9 million in 2013 and $46.2 million in 2012.  Non-interest expense increased approximately $6.2 million in 2014 compared to 2013.  This increase was generally widespread across all categories. As a percentage of average earning assets, other expenses were 3.7%, 3.7%, and 3.9% for the years 2014, 2013 and 2012, respectively.  Overall, trends in non-interest expenses in 2014 reflect a higher level of expense related to the Company’s investment in new initiatives and personnel to support future growth.

Non-interest expense increased approximately $5.7 million in 2013 compared to 2012.  This increase was generally widespread across all categories. Overall, trends in non-interest expenses in 2013 reflect higher expenses related to supporting growth and investments in new initiatives.

Salaries and related benefits was the largest component of the Bank’s non-interest expense.  Salaries and benefits were $37.5 million for the year ended December 31, 2014 as compared to $33.5 million and $30.3 million for the years ended December 31, 2013 and 2012, respectively.  The Bank had 260 full time equivalent employees (FTE) at December 31, 2014 as compared to 235 FTE at December 31, 2013 and 207 FTE at December 31, 2012.  The increase in salaries and related benefits in 2014 compared to 2013 and 2012 was primarily attributable to the increase in headcount to support growth and new initiatives combined with annual salary increases necessary to remain competitive in the Company’s core markets and increased stock-based compensation due to long term retention awards.

Occupancy expense for the year ended December 31, 2014 was $4.9 million, compared to $4.1 million during 2013, which represents an increase of $836,000 or 20.4%.  The increase in occupancy expense was primarily a result of additional space leased at the San Jose office. Occupancy expense for the year ended December 31, 2013 represented an increase of approximately $110,000, or 2.8% over $4.0 million in 2012.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense in 2014 was $4.4 million which represented an increase of approximately $582,000, or 15.4% over $3.8 million one year earlier.  Data processing expense in 2013 represented an increase of approximately $518,000, or 15.9% over $3.3 million one year earlier.  The increase in data processing in both years was primarily due to an increase in deposit transaction volumes.

Legal and professional expenses were $1.7 million for each of the years ended December 31, 2014 and December 31, 2013. Legal and professional expenses were $1.2 million for the year ended December 31, 2012.  Legal and professional expenses fluctuate depending on general corporate matters and resolution efforts pertaining to non-performing assets.

Regulatory assessments related to FDIC insurance pertaining to deposit balances, totaled $1.3 million for the year ended December 31, 2014, compared to $1.2 million for the year ended December 31, 2013 and $879,000 in 2012.  Regulatory assessments fluctuate depending on asset size and other factors, including credit quality.

OREO and loan related charges were $898,000 in 2014, compared to $686,000 in 2013, representing an increase of $212,000 or 30.9%. The increase in OREO and loan related charges in 2014 is primarily related to the resolution of non-performing credits. OREO and loan related charges decreased $164,000 or 19.3% in 2013 from $850,000 in 2012.

The Company’s efficiency ratio, the ratio of non-interest expenses to revenues, was 63.97% for the twelve months ended December 31, 2014, compared to 62.83% and 62.81% for the twelve months ended December 31, 2013 and December 31, 2012, respectively.

Income Taxes

The Company’s effective tax rate was 40.7% for the year ended December 31, 2014, 40.3% for the year ended December 31, 2013 and 41.0% for the year ended December 31, 2012.  See Note 8 to the consolidated financial statements for additional information on income taxes.

Quarterly Income

The unaudited income statement data of the Company, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth herein.  The results of operations are not necessarily indicative of results for any future period.  The following table shows the Company’s unaudited quarterly income statement data for the years 2014 and 2013.

	Three Months Ended
(dollars in thousands, except share amounts)	March 31	June 30	September 30	December 31
Year Ended December 31, 2014:
Interest income	$18,627	$19,771	$21,022	$19,437
Interest expense	607	544	528	534
Net interest income	18,020	19,227	20,494	18,903
Provision for credit losses	500	1,500	1,000	0
Other income	2,748	3,980	4,535	2,853
Other expense	14,047	14,712	14,796	14,502
Income before income taxes	6,221	6,995	9,233	7,254
Income taxes	2,505	2,728	3,802	3,067
Net income	$3,716	$4,267	$5,431	$4,187

Earnings per share - basic	$0.25	$0.29	$0.37	$0.28
Earnings per share - diluted	$0.24	$0.27	$0.35	$0.27

Year Ended December 31, 2013:
Interest income	$16,148	$17,216	$18,419	$19,027
Interest expense	604	639	636	639
Net interest income	15,544	16,577	17,783	18,388
Provision for credit losses	750	5,300	0	0
Other income	2,918	4,756	2,710	3,896
Other expense	11,860	12,888	13,152	13,986
Income before income taxes	5,852	3,145	7,341	8,298
Income taxes	2,431	1,302	2,914	3,278
Net income	$3,421	$1,843	$4,427	$5,020

Earnings per share - basic	$0.24	$0.13	$0.31	$0.35
Earnings per share - diluted	$0.23	$0.12	$0.29	$0.33

Financial Condition and Earning Assets

As of December 31, 2014, total assets were $1.8 billion, gross loans were $1.3 billion and deposits were $1.5 billion. Assets increased $210.0 million, or 13.1%, from $1.6 billion at December 31, 2013.  Gross loans increased $233.7 million, or 21.7%, from $1.1 billion at December 31, 2013.  Deposits increased $143.5 million, or 10.2%, from $1.4 billion at December 31, 2013.

As of December 31, 2013, total assets were $1.6 billion, gross loans were $1.1 billion and deposits were $1.4 billion. Assets increased $260.5 million, or 19.4%, from $1.3 billion at December 31, 2012.  Gross loans increased $169.1 million, or 18.6%, from $908.6 million at December 31, 2012.  Deposits increased $243.5 million, or 20.9%, from $1.2 billion at December 31, 2012.

Federal Funds Sold

Federal funds sold were $75.4 million at December 31, 2014 as compared to $162.4 million at December 31, 2013.  The Company’s investment in federal funds sold reflects the Company’s current strategy of deploying other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan growth.

The average balance of federal funds sold was $121.3 million in 2014 and $122.0 million in 2013.  These balances represented 8.5% and 9.8% of average deposits for 2014 and 2013, respectively.  They are maintained primarily for the short-term liquidity needs of the Bank.

Securities

Investment securities are classified as available for sale, held to maturity or trading securities.  Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the balance sheet.  Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Any unrealized gain or loss on trading securities is recorded in the income statement. The pre-tax unrealized gain on securities available for sale at December 31, 2014 was $1.0 million, while the pre-tax unrealized loss on securities available for sale at December 31, 2013 was $1.9 million.

The following table shows the composition of the securities portfolio at December 31, 2014 and 2013.

	As of December 31,
	2014		2013
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Securities available for sale
Debt securities:
U.S. government agency securities	$58,873	$58,588	$17,384	$16,929
Mortgage backed securities	261,931	263,226	237,593	236,387
Corporate Bonds	28,002	28,077	37,474	37,491
Municipal Bonds	2,435	2,352	2,435	2,170
Total debt securities	351,241	352,243	294,886	292,977

Total securities available for sale	$351,241	$352,243	$294,886	$292,977

Securities held to maturity
Debt securities:
Mortgage backed securities	$12,922	$13,222	$13,788	$13,683
Total debt securities	12,922	13,222	13,788	13,683

Total securities held to maturity	$12,922	$13,222	$13,788	$13,683

Trading securities	$—	$—	$613	$613

Total investment securities	$364,163	$365,465	$309,287	$307,273

The maturities and yields of the debt securities included in the investment portfolio at December 31, 2014 and December 31, 2013 are shown in the table below.

		Due in one year		Due after one year		Due greater than
		or less		through five years		five years
			Weighted		Weighted		Weighted
	Amortized		Average		Average		Average
(dollars in thousands)	Cost	Amount	Yield	Amount	Yield	Amount	Yield

As of December 31, 2014:
U.S. government agencies	$58,873	$—	0.00%	$5,076	0.20%	$53,797	1.29%
Mortgage backed securities	274,853	10,463	2.48%	38,701	2.90%	225,689	2.45%
Corporate bonds	28,002	—	0.00%	28,002	1.01%	—	0.00%
Municipal bonds	2,435	—	0.00%	—	0.00%	2,435	2.56%
Total debt securities	$364,163	$10,463	2.48%	$71,779	1.98%	$281,921	2.23%

As of December 31, 2013:
U.S. government agencies	$17,384	$—	0.00%	$501	0.31%	$16,883	1.45%
Mortgage backed securities	251,381	946	1.46%	49,972	2.29%	200,463	2.72%
Corporate bonds	37,474	11,179	1.52%	20,277	1.20%	6,018	1.12%
Municipal bonds	2,435	—	0.00%	—	0.00%	2,435	2.56%
Total debt securities	$308,674	$12,125	1.45%	$70,750	1.97%	$225,799	2.56%

Loan Portfolio

The following table shows the Company’s loans by type and their percentage distribution at December 31, 2014, 2013, 2012, 2011, and 2010.

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010

Commercial	$785,360	$585,559	$436,293	$330,348	$269,034
Real estate construction	71,673	51,518	35,501	47,213	40,705
Land loans	15,890	13,572	8,973	6,772	9,072
Real estate other	139,624	122,063	139,931	157,446	138,633
Factoring and asset based	167,513	192,783	195,343	142,482	122,542
SBA	124,180	106,406	87,375	73,336	67,538
Other	7,073	5,730	5,163	4,431	4,023
Total gross loans	1,311,313	1,077,631	908,579	762,028	651,547
Unearned fee income	(5,644)	(4,727)	(3,056)	(2,792)	(1,444)
Total loan portfolio	$1,305,669	$1,072,904	$905,523	$759,236	$650,103

Commercial	59.9%	54.3%	48.0%	43.4%	41.3%
Real estate construction	5.5%	4.8%	3.9%	6.2%	6.2%
Land loans	1.2%	1.3%	1.0%	0.9%	1.4%
Real estate other	10.6%	11.3%	15.4%	20.7%	21.3%
Factoring and asset based	12.8%	17.9%	21.5%	18.7%	18.8%
SBA	9.5%	9.9%	9.6%	9.6%	10.4%
Other	0.5%	0.5%	0.6%	0.6%	0.6%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

Gross loan balances increased to $1.3 billion at December 31, 2014, which represented an increase of $233.7 million or 21.7% as compared to $1.1 billion at December 31, 2013. The increase in total gross loans was broad-based throughout the portfolio, with the most significant growth reflected in the commercial lending portfolio, partially offset by a decrease in factoring and asset-based loans.  Gross loan balances increased at December 31, 2013 represented an increase of $169.1 million or 18.6% as compared to $908.6 million at December 31, 2012. The increase in total gross loans was broad-based throughout the portfolio, with the most significant growth reflected in the commercial, SBA lending, and construction portfolios, and was a result of a concerted effort to prudently grow the balance of loans in our portfolio while managing risk.

The Company’s commercial loan portfolio represents loans to small and middle-market businesses primarily in the Santa Clara county region as well as loans to technology-based emerging growth companies.  Commercial loans were $785.4 million at December 31, 2014, which represented an increase of $199.8 million or 34.1% over $585.6 million at December 31, 2013.  At December 31, 2014, commercial loans comprised 59.9% of total loans outstanding as compared to 54.3% at December 31, 2013.   Commercial loans were $585.6 million at December 31, 2013, which represented an increase of $149.3 million or 34.2% over $436.3 million at December 31, 2012.  At December 31, 2013, commercial loans comprised 54.3% of total loans outstanding as compared to 48.0% at December 31, 2012.

Approximately 68% of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial and multi-family development projects.  Construction loans increased $20.2 million, or 39.1%, to $71.7 million at December 31, 2014 as compared to $51.5 million at December 31, 2013.  Construction loan balances at December 31, 2014 comprised 5.5% of total loans compared to 4.8% at December 31, 2013. Construction loans increased $16.0 million, or 45.1%, to $51.5 million at December 31, 2013 as compared to $35.5 million at December 31, 2012.  Construction loan balances at December 31, 2012 comprised 3.9% of total loans.

The Company’s land loan portfolio consists of land and land development loans related to future construction credits.  Land loans increased $2.3 million or 17.1% to $15.9 million at December 31, 2014 as compared to $13.6 million at December 31, 2013.  Land loan balances at December 31, 2014 comprised 1.2% of total loans as compared to 1.3% at December 31, 2013.  Land loans increased $4.6 million at December 31, 2013 from $9.0 million at December 31, 2012.  Land loan balances at December 31, 2013 comprised 1.3% of total loans as compared to 1.0% at December 31, 2012.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans increased $17.6 million, or 14.4%, to $139.6 million at December 31, 2014 as compared to $122.1 million at December 31, 2013.  The increase was primarily attributable to other real estate term loans. The increase in other real estate loans was evenly distributed between owner occupied and investor term loans.  At December 31, 2014, other real estate term loans were comprised of loans to finance office and industrial investment properties and loans to finance buildings occupied by clients of the bank, both which were approximately 42% of the other real estate loan category.  Approximately 15% of term real estate loans at December 31, 2014 were to finance retail properties.  Other real estate loans decreased $17.9 million or 12.8% to $122.1 million at December 31, 2013 as compared to $139.9 million at December 31, 2012.  The decrease was primarily attributable to other real estate term loans. The decrease in other real estate loans was primarily in owner occupied real estate term loans. At December 31, 2013, other real estate term loans were primarily comprised of office and industrial investment properties which represented approximately 41% of the total and approximately 42% were to finance buildings occupied by clients of the bank.  Approximately 15% of term real estate loans at December 31, 2013 were to finance retail properties.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At December 31, 2014, factoring and asset based loans totaled $167.5 million or 12.8% of total loans as compared to $192.8 million or 17.9% of total loans at December 31, 2013. This compares to $195.3 million or 21.5% of total loans at December 31, 2012.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At December 31, 2014, SBA loans comprised $124.2 million, or 9.5%, of total loans, an increase of $17.8 million, or 16.7%, from $106.4 million or 9.9% of total loans at December 31, 2013.  SBA loans increased by $19.0 million or 21.8% in 2013 from $87.4 million or 9.6% in total loans at December 31,2012.   The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.   At December 31, 2014, 2013 and 2012 the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At December 31, 2014, other loans totaled $7.1 million as compared to $5.7 million at December 31, 2013. At December 31, 2012, other loans totaled $5.2 million.

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

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

	Year ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010

Balance, beginning of period	$21,944	$19,948	$18,540	$15,546	$16,012
Loans charged off by category:
Commercial	1,910	4,294	311	756	1,406
Real estate construction	—	—	—	—	1,274
Land loans	—	—	17	340	748
Real estate other	—	230	—	1,395	4,013
Factoring and asset based	1,730	3,735	2,250	—	132
SBA	528	—	567	415
Other	—	—	—	—	606
Total charge-offs	4,168	8,259	3,145	2,906	8,179

Recoveries by category:
Commercial	554	4,195	461	628	1,100
Real estate construction	—	4	11	712	799
Land loans	20	3	6	1,960	134
Real estate other	29	—	2	—	686
Factoring and asset based	506	—	—	—	43
SBA	420	3	123	—
Other	—	—	—	—	251
Total recoveries	1,529	4,205	603	3,300	3,013

Net charge-offs (recoveries)	2,639	4,054	2,542	(394)	5,166

Provision charged to expense by category:
Commercial	3,090	2,771	700	1,056	(1,391)
Real estate construction	410	336	(558)	(1,120)	727
Land loans	15	41	(269)	(1,629)	472
Real estate other	(755)	(2,091)	(935)	2,148	3,512
Factoring and asset based	273	5,519	4,220	807	603
SBA	(46)	(545)	782	1,312	495
Other	13	19	10	26	282
Total provision charged to expense	3,000	6,050	3,950	2,600	4,700

Balance, end of year	$22,305	$21,944	$19,948	$18,540	$15,546

The increase in the allowance for loan losses of $361,000 from December 31, 2013 to $22.3 million at December 31, 2014 is primarily attributable to the growth of the loan portfolio and improved credit quality. The provision for loan losses for the twelve months ending December 31, 2014 and December 31, 2013 was $3.0 million and $6.1 million, respectively. The decrease in provision for credit losses for the year ending December 31, 2014 compared to the same period one year ago was a result of reduced net charge-offs in the current year.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks, management has allocated the allowance for loan losses as a percentage of total gross loans at December 31 of the previous five years as follows:

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010

Commercial	$10,800	$9,066	$6,394	$5,544	$4,616
Real estate construction	1,423	1,013	673	1,220	1,628
Land loans	412	377	333	613	622
Real estate other	2,131	2,857	5,178	6,111	5,358
Factoring and asset based	5,185	6,136	4,352	2,382	1,575
SBA	2,209	2,363	2,905	2,567	1,670
Other	145	132	113	103	77
Total allowance for loan losses	$22,305	$21,944	$19,948	$18,540	$15,546

Commercial	0.8%	0.8%	0.7%	0.7%	0.7%
Real estate construction	0.1%	0.1%	0.1%	0.2%	0.2%
Land loans	0.0%	0.0%	0.0%	0.1%	0.1%
Real estate other	0.2%	0.3%	0.6%	0.8%	0.8%
Factoring and asset based	0.4%	0.6%	0.5%	0.3%	0.2%
SBA	0.2%	0.2%	0.3%	0.3%	0.3%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total allowance for loan losses	1.70%	2.04%	2.20%	2.43%	2.39%

Due to positive trends in overall loan classifications during 2014, reflecting the improving condition of the loan portfolio combined with new loan production, the Company has been able to lower the level of reserves to 1.70% of total loans at December 31, 2014.  The coverage ratio, the ratio of allowance for loan losses to nonperforming loans was 284.03% at December 31, 2014.  Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analyses.

At December 31, 2014 nonperforming assets of $7.9 million, or 0.43% of total assets reflects a decrease compared to $15.1 million, or 0.94% of total assets on December 31, 2013. The decrease in nonperforming assets from December 31, 2014 was primarily due to collections of $9.8 million, $5.0 million in loans upgraded to performing status, and charge-offs of $4.2 million. These decreases were partially offset by the addition of $11.0 million in nonperforming loans.  The addition was primarily comprised of five SBA credits totaling $3.0, two commercial credits totaling $3.0 million, two real estate credits totaling $2.9 million and one factoring credit of $2.1 million.

The following summarizes nonperforming assets and loans restructured and in compliance with modified terms at December 31, 2014, 2013, 2012, 2011, and 2010.

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010

Loans accounted for on a non-accrual basis	$7,853	$15,115	$9,967	$11,840	$16,696
Loans with principal or interest contractually past due 90 days or more, and accruing	—	—	—	—	—
Nonperforming loans	7,853	15,115	9,967	11,840	16,696
Other real estate owned	23	31	144	4,126	6,645
Nonperforming assets	$7,876	$15,146	$10,111	$15,966	$23,341

Loans restructured and in compliance with modified terms	9,237	5,569	9,402	10,677	4,494

Nonperforming assets and restructured loans	$17,113	$20,715	$19,513	$26,643	$27,835

The nonperforming assets at December 31, 2014 consisted of twenty-four loans on nonaccrual or 90 days or more past due and still accruing totaling $7.9 million, and other real estate owned valued at $23,000. Nonperforming loans at December 31, 2014 were comprised of loans with legal contractual balances totaling approximately $11.7 million reduced by $404,000 received in nonaccrual interest and impairment charges of $3.4 million which have been charged against the allowance for loan losses. There were sixteen non-accrual loans totaling $15.1 million at December 31, 2013 and sixteen non-accrual loans totaling $10.0 million at December 31, 2012.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of December 31, 2014:

(dollars in thousands)

December 31, 2014

Category / Collateral	Amount

SBA:

Single family residence in San Francisco County	$2,030
Single family residences in Riverside County	382
Commercial building in Santa Barbara County	287
Mixed used building in Santa Clara County	278
Single family residences in Orange County & Riverside County	239
Special purpose facilities in Orange County	183
Special purpose facilities in San Diego County	113
Lot for single family homes in Contra Costa County	48
Commercial building in San Diego County	20
Single family residences in Los Angeles County	7
Light industrial warehouse space in Stanislaus County	2
3,589
Real estate other:

Single family residences in Sacramento County	1,516
Single family residences in Santa Clara County	1,284
2,800
Commercial:

Business assets	1,267
1,267
Factoring/asset based lending:

Business assets	197
197

Total nonperforming loans	$7,853

Included in nonperforming loans at December 31, 2014 are loans totaling $1.5 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of December 31, 2014, previously modified loans totaling $9.2 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis.

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

At the time a loan is classified as substandard (which includes any loan on non-accrual), the Company performs an impairment analysis of the collateral based on appraisals, field audits, other market value indicators, and Management’s judgment.  Any shortfall between the collateral’s realization value and the loan balance is charged-off at that time when management believes the uncollectibility of the loan is confirmed.  Impairment analyses are updated at minimum, on a quarterly basis.  Additionally, as underlying collateral is reappraised the value of the collateral is reassessed and any additional charge-off is taken at that time.  A similar practice is followed for downward adjustments to the Company’s OREO carrying value.

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

The following table summarizes the composition of deposits as of December 31, 2014, 2013 and 2012.

	As of December 31,
	2014		2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$1,051,357	67.85%	$954,727	67.90%	$723,517	62.24%
Interest bearing demand	15,492	1.00%	11,115	0.79%	10,582	0.91%
Money market and savings	450,873	29.10%	391,310	27.83%	380,949	32.77%
Certificates of deposit:
Less than $100,000	2,193	0.14%	2,947	0.21%	3,167	0.27%
$100,000 and more	29,630	1.91%	45,993	3.27%	44,333	3.81%

Total deposit portfolio	$1,549,545	100.00%	$1,406,092	100.00%	$1,162,548	100.00%

Deposits increased $143.5 million or 10.2% from $1.4 billion at December 31, 2013 to $1.5 billion at December 31, 2014. The increase in deposits was predominately in core deposit production which was primarily used to fund new loans and increase the investment portfolio.

Leverage

Total gross loan balances at December 31, 2014 were $1.3 billion.  The resulting loan to deposit ratio was 84.63%. Other earning assets at December 31, 2014 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $440.9 million.  To date, the Company has deployed other earning assets primarily in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding, and in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet.   When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

Capital Resources

The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks.  Additional capital requirements may be imposed on banks based on market risk.  For discussion of capital requirements applicable to the Bank and the Company, see “Supervision and Regulation Capital Adequacy Requirements” and “Basel Accord and the New Capital Standards” above.

The Company’s capital resources consist of shareholders’ equity, trust preferred securities and (for regulatory purposes) the allowance for loan losses (subject to limitations).  At December 31, 2014, the Company’s capital resources increased $26.0 million to $218.7 million from $192.8 million at December 31, 2013.  Tier 1 capital increased $23.6 million to $199.0 million at December 31, 2014.

The Company’s Tier 1 capital at December 31, 2014 was comprised of $112.5 million of capital stock and surplus, $69.5 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million. The Company’s Tier 1 capital at December 31, 2013 was $175.4 million, which was comprised of $106.5 million of capital stock and surplus, $51.9 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million.

The Company is subject to capital adequacy guidelines issued by the FRB and the Comptroller. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of allowance for loan losses.  Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio.  For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation.  As of December 31, 2014, the Company’s and the Bank’s total risk-based capital ratios were 13.91% and 12.38%, respectively (13.96% for the Company and 12.25% for the Bank at December 31, 2013).

The following table reflects the Company’s and the Bank’s capital ratios for the period ended December 31, 2014 and 2013 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework as of the dates indicated.

	As of December 31,
	2014		2013
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$199,037	12.66%	$175,432	12.70%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$94,356	6.00%	$82,875	6.00%

Total Capital	$218,727	13.91%	$192,755	13.96%
(to Risk Weighted Assets)
Total capital minimum requirement	$157,260	10.00%	$138,125	10.00%

Company leverage
Tier 1 Capital	$199,037	11.24%	$175,432	11.61%
(to Average Assets)
Total capital minimum requirement	$88,523	5.00%	$75,523	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$174,493	11.13%	$151,700	11.00%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$94,072	6.00%	$82,755	6.00%

Total Capital	$194,125	12.38%	$168,999	12.25%
(to Risk Weighted Assets)
Total capital minimum requirement	$156,787	10.00%	$137,925	10.00%

Bank leverage
Tier 1 Capital	$174,493	9.89%	$151,700	10.06%
(to Average Assets)
Total capital minimum requirement	$88,176	5.00%	$75,408	5.00%

The federal banking agencies, including the FRB and the Comptroller, have adopted regulations implementing a system of prompt corrective action under FDICIA.  The regulations establish five capital categories with the following characteristics:  (1) “Well capitalized,” consisting of institutions with a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) “Adequately capitalized,” consisting of institutions with a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital of 4.0% or greater and a leverage ratio of 4.0% or greater and which do not meet the definition of a “well capitalized” institution; (3) “Undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (4) “Significantly undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (5) “Critically undercapitalized,” consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%. New capital categories are in effect as of January 1, 2015. See “Supervision and Regulation Capital Adequacy Requirements” and “Basel Accord and the New Capital Standards”.

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

The Company is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations.  The Company strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. At December 31, 2014, liquid assets as a percentage of deposits were 29.0% as compared to 34.2% in 2013.  In addition to cash and due from banks, liquid assets include interest-bearing deposits with other banks, federal funds sold, and unpledged securities available for sale.  The Company has $47.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.  At December 31, 2014, there were no balances outstanding on these lines. Additionally, as of December 31, 2014, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $439.0 million for which the Company had collateral in place to borrow $97.0 million.  As of December 31, 2014, $10.0 million of this borrowing capacity was pledged to secure a letter of credit, and $40.0 million was pledged to secure a short term borrowing.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company’s earning assets and interest-bearing liabilities at December 31, 2014, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate gap divided by interest rate sensitive assets) and the cumulative interest rate sensitivity gap ratio.

	As of December 31, 2014
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$75,420	$—	$—	$—	$—	$75,420
Interest bearing deposits in other banks	326	—	—	—	—	326
U.S. treasury and Investment securities	9,737	7,060	12,561	134,611	201,196	365,165
Loans	308,683	113,167	197,211	438,172	254,080	sec
Total earning assets	$394,166	$120,227	$209,772	$572,783	$455,276	$440,911

Interest checking, money market and savings deposits	466,365	—	—	—	—	466,365
Certificates of deposit:
Less than $250,000	2,898	4,076	2,691	9,593	—	19,258
$250,000 or more	5,674	3,515	3,115	261	—	12,565
Total interest-bearing liabilities	474,937	7,591	5,806	9,854	—	498,188

Interest rate gap	$(80,771)	$112,636	$203,966	$562,929	$455,276	$(57,277)
Cumulative interest rate gap	$(80,771)	$31,865	$235,831	$798,760	$1,254,036

Interest rate gap ratio	$(0.20)	$0.94	$0.97	$0.98	$1.00
Cumulative interest rate gap ratio	$(0.20)	$0.06	$0.33	$0.62	$0.72

Based on the contractual terms of its assets and liabilities, the Bank’s balance sheet at December 31, 2014 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at December 31, 2014 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases.  Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, the majority of variable rate loans made by the Bank have been written with a minimum “floor” rate.

The following table shows maturities of the loan portfolio at December 31, 2014 and 2013.  At December 31, 2014, approximately 75.3% of the loan portfolio is priced with floating interest rates which limit the exposure to interest rate risk on long-term loans.

	As of December 31, 2014
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$785,360	$301,574	$413,675	$70,111
Real estate construction	71,673	32,713	19,486	19,474
Real estate land	15,890	14,011	1,879	—
Real estate other	139,624	12,124	47,051	80,449
Factoring and asset based	167,513	119,874	47,639	—
SBA	124,180	(174)	1,931	122,423
Other	7,073	6,307	766	—
Total loans	$1,311,313	$486,429	$532,427	$292,457

Variable rate loans	$1,065,592	$427,737	$426,310	$211,545
Fixed rate loans	245,721	58,692	106,117	80,912
Total loans	$1,311,313	$486,429	$532,427	$292,457

	As of December 31, 2013
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$585,559	$241,009	$311,567	$32,983
Real estate construction	51,518	18,001	11,973	21,544
Real estate land	13,572	11,395	2,177	—
Real estate other	122,063	11,644	43,666	66,753
Factoring and asset based	192,783	88,508	104,275	—
SBA	106,406	(1,607)	1,489	106,524
Other	5,730	5,476	254	—
Total loans	$1,077,631	$374,426	$475,401	$227,804

Variable rate loans	$906,828	$329,303	$391,535	$185,990
Fixed rate loans	170,803	45,124	83,866	41,813
Total loans	$1,077,631	$374,427	$475,401	$227,803

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements.  As of December 31, 2014 those guarantees include the following:

•                                          Financial Letters of Credit in the amount of $21.9 million.

The table below summarizes the Bank’s off-balance sheet contractual obligations:

	As of December 31, 2014
	Payments due by period
(dollars in thousands)		Less Than	1 - 3	3 - 5	More than
Contractural Obligations	Total	1 year	years	years	5 years

Long-term contracts	$1,334	$522	$812	$—	$—

Operating leases	25,080	4,424	5,886	5,280	9,490

Total	$26,414	$4,946	$6,698	$5,280	$9,490

Item 8.  Financial Statements and Supplementary Data

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

* * * * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bridge Capital Holdings

We have audited the accompanying consolidated balance sheets of Bridge Capital Holdings and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridge Capital Holdings and Subsidiary as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bridge Capital Holdings and Subsidiary’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2015, expressed an unqualified opinion.

Rancho Cucamonga, California

March 4, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Bridge Capital Holdings and Subsidiary

San Jose, California

We have audited Bridge Capital Holdings and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying managements report on internal control over financial reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three years in the period ended December 31, 2014, and our report dated March 4, 2015 expressed an unqualified opinion on those financial statements.

Rancho Cucamonga, California

March 4, 2015

Bridge Capital Holdings and Subsidiary

Consolidated Balance Sheets

(dollars in thousands)

	As of December 31,
	2014	2013
Assets:
Cash and due from banks	$21,950	$23,958
Federal funds sold	75,420	162,379
Total cash and equivalents	97,370	186,337

Interest bearing deposits in other banks	326	326
Investment securities:
Available for sale	352,243	292,977
Held to maturity	12,922	13,788
Trading securities	—	613
Total investment securities	365,165	307,378
Loans, net of allowance for credit losses of $22,305 at December 31, 2014 and $21,944 at December 31, 2013	1,283,364	1,050,960
Premises and equipment, net	2,504	2,081
Other real estate owned	23	31
Accrued interest receivable	4,989	4,323
Other assets	60,381	52,676
Total assets	$1,814,122	$1,604,112

Liabilities and Shareholders’ Equity:
Deposits:
Demand noninterest-bearing	$1,051,357	$954,727
Demand interest-bearing	15,492	11,115
Money Market and savings	450,873	391,310
Time	31,823	48,940
Total deposits	1,549,545	1,406,092

Junior subordinated debt securities	17,527	17,527
Other borrowings	40,000	—
Accrued interest payable	8	10
Other liabilities	19,935	17,736
Total liabilities	1,627,015	1,441,365

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, no par value; 30,000,000 shares authorized; 15,970,506 shares issued and outstanding at December 31, 2014; 15,859,098 shares issued and outstanding at December 31, 2013;	117,321	112,714
Retained earnings	69,547	51,946
Accumulated other comprehensive income/(loss)	239	(1,913)
Total shareholders’ equity	187,107	162,747
Total liabilities and shareholders’ equity	$1,814,122	$1,604,112

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statements of Operations

(dollars in thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Interest Income:
Loans	$72,247	$64,629	$56,122
Investment securities	6,243	5,864	6,461
Federal funds sold	365	317	203
Interest bearing deposits in other banks	1	—	1
Total interest income	78,856	70,810	62,787

Interest Expense:
Deposits	1,131	1,443	1,089
Other	1,081	1,075	1,106
Total interest expense	2,212	2,518	2,195

Net interest income	76,644	68,292	60,592
Provision for credit losses	3,000	6,050	3,950
Net interest income after provision for credit losses	73,644	62,242	56,642

Non-Interest Income:
Service charges on deposit accounts	3,847	3,674	3,353
International fee income	3,067	2,703	2,646
Gain on sale of SBA loans	2,572	2,682	1,850
Warrant Income	1,344	1,261	1,422
Gain on sale - OREO	—	470	1,056
SBA loan servicing fee income	653	488	514
Gain on sale of securities	5	804	323
Other non-interest income	2,629	2,198	1,820
Total non-interest income	14,117	14,280	12,984

Operating Expenses:
Salaries and benefits	37,473	33,543	30,307
Occupancy and equipment	4,939	4,103	3,994
Data processing	4,357	3,776	3,257
Marketing	2,682	2,641	2,060
Director/Shareholder expenses	1,285	1,550	1,277
Professional services	1,735	1,726	1,206
Deposit services/supplies	1,109	1,023	989
Assessments	1,253	1,241	879
Loan origination expense	1,558	931	821
OREO expense	44	115	134
Other	1,622	1,235	1,288
Total operating expenses	58,057	51,884	46,212

Income before income taxes	29,704	24,638	23,414
Income taxes	12,103	9,927	9,610
Net income	$17,601	$14,711	$13,804

Basic earnings per share	$1.19	$1.02	$0.96
Diluted earnings per share	$1.13	$0.97	$0.92
Average common shares outstanding	14,769,452	14,444,246	14,385,629
Average common and equivalent shares outstanding	15,556,573	15,196,220	14,927,837

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

NET INCOME	$17,601	$14,711	$13,804

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available-for-sale	2,770	(4,113)	1,643
Related tax benefit (expense)	(1,136)	1,692	(674)
Reclassification adjustment for realized (gains) on securities (1)	(5)	(804)	(323)
Related tax expense	2	324	133
Unrealized gains/(losses) on supplemental executive retirement plan	181	50	250
Related tax benefit (expense)	(72)	(20)	(100)
Unrealized gains/(losses) on cash flow hedges	686	682	352
Related tax benefit (expense)	(274)	(273)	(141)
Other comprehensive income (loss), net of tax	2,152	(2,462)	1,140

COMPREHENSIVE INCOME	$19,753	$12,249	$14,944

(1) Amounts are included in net gains on sale of securities on the Consolidated Statement of Operations in total non-interest income.

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statements of Shareholders’ Equity

For the three Years Ended December 31, 2014

(dollars in thousands, except share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (loss)	Equity

Balance at December 31, 2011	15,145,181	$106,673	$23,431	$(591)	$129,513

Restricted stock issued, net	566,649	—	—	—	—
Stock options exercised and related tendered shares	34,848	222	—	—	222
Restricted stock vesting - shares tendered for taxes	(8,255)	(125)	—	—	(125)
Tax benefit from exercise/vesting of stock based awards	—	33	—	—	33
Stock based compensation	—	2,160	—	—	2,160
Other comprehensive income	—	—	—	1,140	1,140
Net income for the year	—	—	13,804	—	13,804

Balance at December 31, 2012	15,738,423	$108,963	$37,235	$549	$146,747

Restricted stock issued, net	152,670	—	—	—	—
Stock options exercised and related surrendered shares	78,137	860	—	—	860
Restricted stock vesting - shares tendered for taxes	(97,510)	(1,949)	—	—	(1,949)
Tax benefit from exercise/vesting of stock based awards	—	1,511	—	—	1,511
Stock based compensation	—	3,560	—	—	3,560
Other comprehensive income	—	—	—	(2,462)	(2,462)
Net income for the year	—	—	14,711	—	14,711

Balance at December 31, 2013	15,859,098	$112,714	$51,946	$(1,913)	$162,747

Restricted stock issued, net	105,223	—	—	—	—
Stock options exercised and related tendered/surrendered shares	114,424	1,278	—	—	1,278
Restricted stock vesting - shares tendered for taxes	(84,044)	(1,986)	—	—	(1,986)
Tax benefit from exercise/vesting of stock based awards	—	2,166	—	—	2,166
Stock based compensation	—	3,690	—	—	3,690
Other comprehensive income	—	—	—	2,152	2,152
Net income for the year	—	—	17,601	—	17,601

Balance at December 31, 2014	15,970,506	$117,321	$69,547	$239	$187,107

The accompanying notes are an integral part of the financial statements.

Bridge Capital Holdings and Subsidiary

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

Cash Flows From Operating Activities:

Net income	$17,601	$14,711	$13,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,000	6,050	3,950
Depreciation and amortization	1,156	1,166	1,148
Net (gain) on sale of loans	(2,572)	(2,682)	(1,850)
Net (gain) on sale of other real estate owned	—	(470)	(1,056)
Write down of other real estate owned	8	10	39
Deferred income tax (credit)	(2,255)	(4,183)	(2,107)
Stock based compensation	3,690	3,560	2,160
Proceeds from loan sales	44,620	49,003	39,191
Loans originated for sale	(55,429)	(65,006)	(54,528)
Net (gain) on sale of securities	(5)	(804)	(323)
Decrease (Increase) in accrued interest receivable and other assets	(5,430)	7,662	(6,472)
Increase in accrued interest payable and other liabilities	3,064	1,715	2,081
Net cash provided by (used in) operating activities	7,448	10,732	(3,963)

Cash Flows From Investing Activities:

Proceeds from sale of securities available for sale	22,195	27,735	22,743
Purchase of securities available for sale	(133,737)	(148,782)	(109,479)
Proceeds from paydowns/maturities of securities available for sale	56,525	76,760	61,442
Proceeds from sale of other real estate owned	—	573	5,031
Proceeds from maturities of interest bearing deposits	—	9	—
Net (increase) in loans	(222,023)	(152,750)	(131,675)
Purchase of premises and equipment	(1,579)	(1,205)	(853)
Net cash used in investing activities	(278,619)	(197,660)	(152,791)

Cash Flows From Financing Activities:

Net increase in deposits	143,453	243,544	163,873
Proceeds from issuance of common stock	1,278	860	222
Purchase of treasury stock	(2,527)	(2,180)	(125)
Increase (decrease) in other borrowings	40,000	—	—
Net cash provided by financing activities	182,204	242,224	163,970

Net Increase in Cash and Equivalents:	(88,967)	55,296	7,216
Cash and equivalents at beginning of period	186,337	131,041	123,825
Cash and equivalents at end of period	$97,370	$186,337	$131,041

Other Cash Flow Information:
Cash paid for interest	$2,248	$2,559	$2,196
Cash paid for income taxes	$13,300	$12,500	$10,920
Transfer of loans to OREO	$—	$—	$33

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

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

Recent Accounting Pronouncements — During 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding the following new accounting standard applicable to financial institutions:

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

Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and highly liquid debt instruments purchased with an original maturity of three months or less.  The Company is required to maintain non-interest earning cash reserves against certain of the deposit accounts.  As of December 31, 2014, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $729,000 were maintained.

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

Loans Held For Sale — The company has the ability and the intent to sell all or a portion of certain Small Business Administration (“SBA”) loans in the loan portfolio and, as such, carries the saleable portion of these loans at the lower of aggregate cost of fair value.  At December 31, 2014 and December 31, 2013, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

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

As of December 31, 2014 and December 31, 2013, the amount of loans serviced for others was $123.0 million and $106.3 million, respectively.

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

Generally Accepted Accounting Principles specify that if a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  However, it is currently the Bank’s practice to immediately charge-off any identified financial loss pertaining to impaired loans when management believes the uncollectibility of the loans has been confirmed.  See Note 4 to the financial statements for additional information on impaired loans.

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

Other Real Estate Owned - Other real estate owned (“OREO”) consist of properties acquired through foreclosure.  The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis.  The Company charges against the allowance for loan losses any losses arising at the time of acquisition of such properties.  After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs.  If the Company records any write-downs or losses from disposition of such properties after acquiring them, it includes this amount in other non-interest expense.  Development and improvement costs relating to OREO are capitalized (assuming they are recoverable).  At December 31, 2014 there was one land development property valued at $14,000 and one SBA real estate property valued at $9,000 owned by the Bank that were acquired through the foreclosure process.  At December 31, 2013 there was one land development properties valued at $14,000 and one SBA real estate property valued at $17,000 owned by the Bank that were acquired through the foreclosure process.

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

Stock-Based Compensation — The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company has recorded an incremental $3.7 million ($2.3 million net of tax), $3.6 million ($2.2 million net of tax), and $2.2 million ($1.4 million net of tax) of stock-based compensation expense during the years ended December 31, 2014, 2013, and 2012, respectively as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2014.   As of December 31, 2014, $11.7 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 3.2 years.

Stock-based compensation expense reduced basic earnings per share by $0.16, $0.16, and $0.10 and diluted earnings per share by $0.04, $0.05, and $0.03 for the years ended December 31, 2014, 2013, and 2012, respectively.

Comprehensive Income — The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The guidance also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had accumulated other comprehensive income totaling $239,000, net of tax, at December 31, 2014, an accumulated other comprehensive loss totaling $(1.9) million, net of tax, at December 31, 2013 and accumulated other comprehensive income of $549,000, net of tax, at December 31, 2012.

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

(dollars in thousands, except share data)	Year ended December 31,
	2014	2013	2012

Net income	$17,601	$14,711	$13,804
Less:
Dividends on preferred shares	—	—	—
Net income available to common shareholders	$17,601	$14,711	$13,804

Weighted average shares used in computing:
Basic common shares	14,769,452	14,444,246	14,385,629
Dilutive potential common shares related to stock options, restricted stock, warrants, and preferred shares using the treasury stock method	787,121	751,974	542,208
Total average common shares and equivalents	15,556,573	15,196,220	14,927,837

Basic earnings (loss) per share	$1.19	$1.02	$0.96
Diluted earnings (loss) per share	$1.13	$0.97	$0.92

There were 167,250 options to acquire common stock (including those issuable pursuant to contingent stock agreements) and 8,950 shares of issued and outstanding restricted common stock that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for year ended December 31, 2014.

3.                                      SECURITIES

As of December 31, 2014 and December 31, 2013, the Company had securities available for sale of $352.2 million and $293.0 million, respectively, and securities held to maturity of $12.9 million and $13.8 million. At December 31, 2013 the Company had trading securities of $613,000, while there were no trading securities in 2014. The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and estimated fair values of securities as of December 31, 2014 and December 31, 2013 are reflected in the following table.

(dollars in thousands)	As of December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities available for sale
Debt securities:
U.S. government agency securities	$58,873	$304	$(589)	$58,588
Mortgage backed securities	261,931	3,375	(2,081)	263,225
Corporate Bonds	28,002	88	(13)	28,077
Municipal Bonds	2,435	—	(83)	2,353
Total debt securities	351,241	3,767	(2,766)	352,243

Total securities available for sale	$351,241	$3,767	$(2,766)	$352,243

Securities held to maturity
Debt securities:
Mortgage backed securities	$12,922	$301	$—	$13,222
Total debt securities	12,922	301	—	13,222

Total securities held to maturity	$12,922	$301	$—	$13,222

Total investment securities	$364,163	$4,068	$(2,766)	$365,465

(dollars in thousands)	As of December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities available for sale
Debt securities:
U.S. government agency securities	$17,384	$116	$(571)	$16,929
Mortgage backed securities	237,593	3,246	(4,452)	236,387
Corporate Bonds	37,474	116	(99)	37,491
Municipal Bonds	2,435	—	(265)	2,170
Total debt securities	294,886	3,478	(5,387)	292,977

Total securities available for sale	$294,886	$3,478	$(5,387)	$292,977

Securities held to maturity
Debt securities:
Mortgage backed securities	$13,788	$136	$(240)	$13,683
Total debt securities	13,788	136	(240)	13,683

Total securities held to maturity	$13,788	$136	$(240)	$13,683

Trading securities	$613	$—	$—	$613

Total investment securities	$309,287	$3,614	$(5,627)	$307,273

The scheduled maturities of investment securities available for sale at December 31, 2014 were as follows:

	December 31, 2014
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$3,752	$3,753
Due after one year through five years	71,779	72,591
Due after five years through ten years	110,893	110,894
Due after ten years	164,817	165,005
Total securities available for sale	351,241	352,243

Due in one year or less	$6,711	$6,716
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	6,211	6,506
Total securities held to maturity	12,922	13,222

Total investment securities	$364,163	$365,465

	December 31, 2013
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$12,124	$12,200
Due after one year through five years	63,699	64,617
Due after five years through ten years	75,466	74,769
Due after ten years	143,597	141,391
Total securities available for sale	294,886	292,977

Due in one year or less	$—	$—
Due after one year through five years	7,052	7,060
Due after five years through ten years	—	—
Due after ten years	6,736	6,623
Total securities held to maturity	13,788	13,683

Due in one year or less	$613	$613
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Total trading securities	613	613

Total investment securities	$309,287	$307,273

As of December 31, 2014 and December 31, 2013, no investment securities were pledged as collateral. As of December 31, 2014, $1.6 million in unrealized losses was attributable to 64 securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2013, $5.3 in unrealized losses was attributable to 78 securities that had been in an unrealized loss position for less than 12 months.  Because the Bank had the ability to hold these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014, $1.2 million in unrealized losses  was attributable to twenty-nine securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2013, $300,000 in unrealized losses was attributable to 5 securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of December 31, 2014 and December 31, 2013, were caused by market interest rate increases subsequent to the purchase of the securities or price fluctuations driven by volatility of the housing market conditions.  Because the Company had the ability to hold these investments until a recovery in fair value, which may be maturity, these investments was not considered to be other-than-temporarily impaired as of December 31, 2014 and December 31, 2013, respectively.

4.             LOANS AND ALLOWANCES FOR LOAN LOSSES

The following summarizes the characteristics of the loan portfolio for the years ended December 31, 2014 and 2013:

	As of December 31,
(dollars in thousands)	2014	2013

Commercial	$785,360	$585,559
Real estate construction	71,673	51,518
Land loans	15,890	13,572
Real estate other	139,624	122,063
Factoring and asset based	167,513	192,783
SBA	124,180	106,406
Other	7,073	5,730
Total gross loans	1,311,313	1,077,631
Unearned fee income	(5,644)	(4,727)
Total loan portfolio	1,305,669	1,072,904
Less allowance for credit losses	(22,305)	(21,944)
Total loan portfolio, net	$1,283,364	$1,050,960

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$774,162	$3,844	$6,087	$1,267	$785,360
Real estate construction	71,673	—	—	—	71,673
Land loans	15,890	—	—	—	15,890
Real estate other	125,087	1,693	10,044	2,800	139,624
Factoring and asset based	159,907	367	7,042	197	167,513
SBA	112,568	1,176	6,847	3,589	124,180
Other	7,073	—	—	—	7,073
Total gross loans	$1,266,360	$7,080	$30,020	$7,853	$1,311,313

	As of December 31, 2013
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$564,576	$9,822	$10,709	$452	$585,559
Real estate construction	51,518	—	—	—	51,518
Land loans	13,568	—	—	4	13,572
Real estate other	102,654	335	11,784	7,290	122,063
Factoring and asset based	181,526	2,317	3,309	5,631	192,783
SBA	97,940	216	6,512	1,738	106,406
Other	5,730	—	—	—	5,730
Total gross loans	$1,017,512	$12,690	$32,314	$15,115	$1,077,631

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

The following table summarizes the payment status of the loan portfolio as December 31, 2014 and December 31, 2013.

	As of December 31, 2014
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$784,093	$—	$178	$—	$1,267	$785,360
Real estate construction	71,673	—	—	—	—	71,673
Land loans	15,890	—	—	—	—	15,890
Real estate other	136,824	—	—	—	2,800	139,624
Factoring and asset based	161,854	5,462	—	—	197	167,513
SBA	120,591	—	—	—	3,589	124,180
Other	7,071	2	—	—	—	7,073
Total gross loans	$1,297,996	$5,464	$178	$—	$7,853	$1,311,313

	As of December 31, 2013
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$585,107	$—	$—	$—	$452	$585,559
Real estate construction	51,518	—	—	—	—	51,518
Land loans	13,568	—	—	—	4	13,572
Real estate other	114,773	—	—	—	7,290	122,063
Factoring and asset based	187,152	—	—	—	5,631	192,783
SBA	104,668	—	—	—	1,738	106,406
Other	5,679	20	31	—	—	5,730
Total gross loans	$1,062,465	$20	$31	$—	$15,115	$1,077,631

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

As of December 31, 2014, the Company had fourteen loans totaling $10.8 million classified as troubled debt restructurings.  The fourteen loans were comprised of twelve other real estate loans, and two SBA loans.  Troubled debt restructurings represented 1.2% of total gross loans as of December 31, 2014. As of December 31, 2013, the Company had twenty loans totaling $12.9 million classified as troubled debt restructurings. The twenty loans were comprised of one commercial loan, sixteen real estate other loans and three SBA loans.

As of December 31, 2014 and December 31, 2013, the Company had no unfunded commitments for loans classified as troubled debt restructurings.

During the year ended December 31, 2014 and December 31, 2013, there were no additional loans modified and designated as troubled debt restructurings.

A loan is considered to be in payment default when it is 90 days contractually past due under the modified terms.  There were no loans modified within the last twelve months that defaulted during the year ended December 31, 2014.

The following table summarizes the loans categorized as troubled debt restructurings at December 31, 2014 and December 30, 2013.  The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

As of December 31, 2014
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Recorded	Recorded	Recorded	Recorded	Recorded	Recorded
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	9,479	8,803	1,715	1,516	11,194	10,319
Factoring and asset based	—	—	—	—	—	—
SBA	442	434	—	—	442	434
Other	—	—	—	—	—	—
Total gross loans	$9,921	$9,237	$1,715	$1,516	$11,636	$10,753

As of December 31, 2013
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Recorded	Recorded	Recorded	Recorded	Recorded	Recorded
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$114	$77	$114	$77
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	6,443	5,088	7,564	7,290	14,007	12,378
Factoring and asset based	—	—	—	—	—	—
SBA	480	481	—	—	480	481
Other	—	—	—	—	—	—
Total gross loans	$6,923	$5,569	$7,678	$7,367	$14,601	$12,936

Loans are designated as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of December 31, 2014 and December 31, 2013 loans designated as impaired consisted only of nonaccrual loans and troubled debt restructurings.  There were no loans outstanding that were less than or greater than 90 days or more past due and accruing interest that were considered impaired at December 31, 2014 and December 31, 2013.

The following table summarizes the loans categorized as impaired at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
(dollars in thousands)	2014	2013

Nonaccrual loans (1)	$7,853	$15,115
Trouble debt restructurings - performing	9,237	5,569
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$17,090	$20,684

(1)  Nonaccrual loans include troubled debt restructurings of $1.5 million and $7.4 million at December 31, 2014 and December 31, 2013, respectively.

Impaired loans at December 31, 2014 were comprised of loans with legal contractual balances totaling approximately $20.9 million reduced by approximately $404,000 received in non-accrual interest and impairment charges of $3.4 million which have been charged against the allowance for loan losses.

Impaired loans at December 31, 2013 were comprised of loans with legal contractual balances totaling approximately $30.0 million reduced by approximately $2.1 million received in non-accrual interest and impairment charges of $7.2 million which have been charged against the allowance for loan losses.

The following summarizes the breakdown of impaired loans by category as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014		As of December 31, 2013
	Upaid		Upaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$2,640	$1,267	$856	$452
Real estate construction	—	—	—	—
Land loans	—	—	32	4
Real estate other	11,752	11,603	14,863	12,378
Factoring and asset based	1,469	197	11,079	5,631
SBA	5,028	4,023	3,200	2,219
Other	—	—	—	—
Total gross loans	$20,889	$17,090	$30,030	$20,684

Consistent with the Bank’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Bank did not record income from the receipt of cash payments related to nonaccrual loans during the years ended December 31, 2014 and 2013.  Interest income recognized on impaired loans represents interest the Bank recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2014 and December 31, 2013:

	As of December 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$860	$18	$564	$11
Real estate construction	—	—	—	—
Land loans	2	—	8	2
Real estate other	11,991	99	13,532	449
Factoring and asset based	2,915	—	3,541	323
SBA	3,121	79	2,383	101
Other	—	—	—	—
Total gross loans	$18,887	$196	$20,027	$886

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

The allowance for loan losses totaled $22.3 million and $21.9 million as of December 31, 2014 and December 31, 2013, respectively.  The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of December 31, 2014 and December 31,  2013.

	As of December 31, 2014
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,267	$350	$784,093	$10,450	$785,360	$10,800
Real estate construction	—	—	71,673	1,423	71,673	1,423
Land loans	—	—	15,890	412	15,890	412
Real estate other	11,603	126	128,021	2,005	139,624	2,131
Factoring and asset based	197	—	167,316	5,185	167,513	5,185
SBA	4,023	—	120,157	2,209	124,180	2,209
Other	—	—	7,073	145	7,073	145
Total	$17,090	$476	$1,294,223	$21,829	$1,311,313	$22,305

	As of December 31, 2013
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$452	$—	$585,107	$9,066	$585,559	$9,066
Real estate construction	—	—	51,518	1,013	51,518	1,013
Land loans	4	—	13,568	377	13,572	377
Real estate other	12,378	588	109,685	2,269	122,063	2,857
Factoring and asset based	5,631	—	187,152	6,136	192,783	6,136
SBA	2,219	—	104,187	2,363	106,406	2,363
Other	—	—	5,730	132	5,730	132
Total	$20,684	$588	$1,056,947	$21,356	$1,077,631	$21,944

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2014, 2013, and 2012:

		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2013	$9,066	$1,013	$377	$2,857	$6,136	$2,363	$132	$21,944
Provision charged to expense	3,090	410	15	(755)	273	(46)	13	3,000
Charge-offs	(1,910)	—	—	—	(1,730)	(528)	—	(4,168)
Recoveries	554	—	20	29	506	420	—	1,529
As of December 31, 2014	$10,800	$1,423	$412	$2,131	$5,185	$2,209	$145	$22,305

		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2012	$6,394	$673	$333	$5,178	$4,352	$2,905	$113	$19,948
Provision charged to expense	2,771	336	41	(2,091)	5,519	(545)	19	6,050
Charge-offs	(4,294)	—	—	(230)	(3,735)	—	—	(8,259)
Recoveries	4,195	4	3	—	—	3	—	4,205
As of December 31, 2013	$9,066	$1,013	$377	$2,857	$6,136	$2,363	$132	$21,944

		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2011	$5,544	$1,220	$613	$6,111	$2,382	$2,567	$103	$18,540
Provision charged to expense	700	(558)	(269)	(935)	4,220	782	10	3,950
Charge-offs	(311)	—	(17)	—	(2,250)	(567)	—	(3,145)
Recoveries	461	11	6	2	—	123	—	603
As of December 31, 2012	$6,394	$673	$333	$5,178	$4,352	$2,905	$113	$19,948

5.                                      PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at December 31, 2014 and December 31, 2013 are comprised of the following:

	As of December 31,
(dollars in thousands)	2014	2013

Leasehold improvements	$7,103	$6,378
Furniture and equipment	4,880	4,285
Capitalized software	4,628	4,369
Premises and equipment	16,611	15,032
Less accumulated depreciation and amortization	(14,107)	(12,951)
Premises and equipment, net	$2,504	$2,081

Depreciation and amortization amounted to $1.2 million, $1.2 million, and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

6.                                      DEPOSITS

The Bank’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.  The following table summarizes the composition of deposits as of December 31, 2014, 2013 and 2012.

	As of December 31,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$1,051,357	67.85%	$954,727	67.90%
Interest-bearing demand	15,492	1.00%	11,115	0.79%
Money market and savings	450,873	29.10%	391,310	27.83%
Certificates of depoosit:
Less than $250	19,258	1.24%	29,002	2.06%
$250 and more	12,565	0.81%	19,938	1.42%

Total deposit portfolio	$1,549,545	100.00%	$1,406,092	100.00%

At December 31, 2014, time deposits of $250,000 or more have remaining maturities as follows:

As of December 31,
(dollars in thousands)	2014

3 months or less	$5,674
Over 3 months to 6 months	3,515
Over 6 months to 12 months	3,115
Over 1 year to 5 years	261
Total time deposits of $250,000 or more	$12,565

At December 31, 2014, the scheduled maturities of all time deposits are as follows:

As of December 31,
(dollars in thousands)	2014

2015	$21,968
2016	5,078
2017	4,712
2018	65
Total time deposits	$31,823

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

Other Borrowings

The Company had other borrowings of $40.0 million at December 31, 2014. The Company had no other borrowings at December 31, 2013.

As of December 31, 2014, the Company had a total borrowing capacity with the Federal Home Loan Bank of approximately $439.0 million for which the Company had collateral in place to borrow $97.0 million.  As of December 31, 2014, $10.0 of this borrowing capacity was pledged to secure a letter of credit, and $40.0 million was pledged to secure a short term borrowing.

The Company also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At December 31, 2014, there were no balances outstanding on these lines.

8.                                      INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Current:
Federal	$10,708	$10,798	$9,319
State	3,650	3,312	2,399
Total current	$14,358	$14,110	$11,718

Deferred:
Federal	(1,698)	(3,153)	(2,158)
State	(557)	(1,030)	50
Total deferred	(2,255)	(4,183)	(2,108)
Income tax provision	$12,103	$9,927	$9,610

Deferred income taxes reflect the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2014, 2013 and 2012 are as follows:

	As of ended December 31,
(dollars in thousands)	2014	2013	2012
Deferred tax assets (liability):
Deferred loan fee	$1,975	$1,654	$1,049
Allowance for credit losses	7,807	7,681	6,994
State income taxes	5,184	4,769	3,870
Fixed assets	955	776	783
Accrued expenses	9,036	7,976	5,990
Other	255	101	88
Net deferred tax asset	$25,212	$22,957	$18,774

In addition to the above net deferred tax asset, the Company has additional deferred tax assets / (liabilities) arising from adjustments to other comprehensive income aggregating $(176,000), $1.3 million and $(419,000), as of December 31, 2014, 2013 and 2012, respectively.

Income tax returns for the years ended December 31, 2013, 2012 and 2011 are open to audit by the federal authorities and income tax returns for the years ended December 31, 2013, 2012, 2011 and 2010 are open to audit by California authorities.

As of December 31, 2014, the Company is under examination by income tax authorities in the state of California for income tax returns for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, and has recorded an unrecognized tax benefit of $526,000. The interest and penalties included in the unrecognized tax benefits are not material.  The unrecognized tax benefit is expected to be settled within the next twelve months.

The effective tax rate differs from the federal statutory rate as follows:

	Year ended December 31,
	2014	2013	2012

Federal statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal effect	6.77%	6.01%	6.80%
BOLI income	-0.68%	-0.82%	-0.63%
Low income housing credits	-1.30%	-0.72%	-0.76%
Stock-based compensation	0.30%	0.35%	0.19%
Other, net	0.66%	0.46%	0.44%
Income taxes	40.75%	40.28%	41.04%

9.                                      STOCK BASED COMPENSATION

On May 18, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (the “Plan”) which supersedes the Stock Option Plan that was established in 2001.  The Plan provides for the following types of stock-based awards:  incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock awards; restricted stock units; performance units; and stock grants.  As of December 31, 2014, the Company has issued incentive stock options, nonqualified stock options, and restricted stock awards under the Plan.

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

At the time the 2006 Equity Incentive Plan was adopted, the total authorized shares available for issuance under the 2001 Stock Option Plan was 1,813,225 shares and the number of shares available for future grant was 253,577 shares.  As the 2006 Equity Incentive Plan supersedes the 2001 Stock Option Plan, no further grants may be made under the 2001 plan and as such, the 253,577 shares that were available for future grant under the 2001 plan may no longer be awarded. The total shares that have been authorized for issuance under the 2006 Equity Incentive Plan are 2,903,283 shares.

As of December 31, 2014, there were 1,864,228 shares underlying outstanding stock option and restricted stock awards under the Company’s stock-based compensation plans and 785,984 shares available for future grants under the 2006 Equity Incentive Plan.

A summary of the Company’s non-vested shares of restricted stock awards as of December 31, 2014 and changes during the period ended on that date is presented below:

	Non-Vested Restricted Stock Awards
		Weighted
	Number	Average Grant
	of Shares	Date Fair Value

Balances, December 31, 2011	792,414	$7.49

Granted	611,519	$15.22
Vested	(27,099)	$21.50
Forfeited	(44,870)	$9.19

Balances, December 31, 2012	1,331,964	$10.70

Granted	190,895	$17.36
Vested	(219,274)	$4.55
Forfeited	(38,225)	$12.52

Balances, December 31, 2013	1,265,360	$12.71

Granted	193,443	$22.51
Vested	(290,629)	$7.48
Forfeited	(88,220)	$13.86

Balances, December 31, 2014	1,079,954	$15.78

A summary of the Company’s stock option awards as of December 31, 2014 and changes during the period ended on that date are presented below:

	Stock Option Awards Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price

Balances, December 31, 2011	815,980	$12.45

Granted	78,879	$13.87
Exercised (aggregate intrinsic value of $236,081)	(34,848)	$6.39
Cancelled	(25,977)	$10.87
Expired	(1,812)	$12.86

Balances, December 31, 2012	832,222	$12.89

Granted	79,950	$17.29
Exercised (aggregate intrinsic value of $429,423)	(78,137)	$11.02
Cancelled	(3,413)	$11.88
Expired	(2,374)	$11.22

Balances, December 31, 2013	828,248	$13.50

Granted	153,250	$23.24
Exercised (aggregate intrinsic value of $1,297,220)	(114,424)	$11.17
Cancelled	(63,625)	$16.08
Expired	(19,175)	$17.54

Balances, December 31, 2014	784,274	$15.43

The following table summarizes information about stock options outstanding at December 31, 2014. Of the stock option awards outstanding as of December 31, 2014, 515,155 shares were fully vested with a weighted average exercise price of $13.69.

			Stock Option Awards Outstanding			Stock Option Awards Exercisable
				Weighted	Weighted		Weighted	Weighted
				Remaining	Exercise		Remaining	Exercise
Exercise Price range			Shares	Life (Years)	Price	Shares	Life (Years)	Price

$4.80	-	$8.52	64,733	4.6	$5.96	64,733	4.6	$5.96
$8.56	-	$13.05	321,496	6.3	10.57	244,289	6.1	10.50
$14.21	-	$21.75	126,195	5.1	16.60	77,933	2.9	15.74
$22.49	-	$24.35	271,850	6.1	22.90	128,600	2.3	22.40

			784,274	5.9	$15.43	515,555	4.5	$13.69

The aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2014 was $5.6 million and $4.5 million, respectively. The aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable at December 31, 2013 was $6.1 million and $3.9 million, respectively.  At December 31, 2012, the aggregate intrinsic value of stock option awards outstanding and stock option awards exercisable was $3.2 million and $1.5 million, respectively.

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

The weighted average assumptions used for 2014, 2013, and 2012 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Year ended December 31,
	2014	2013	2012

Expected life	75 months	75 months	75 months

Stock volatility	35.0%	35.0%	40.0%

Risk free interest rate	1.9%	1.6%	1.1%

Dividend yield	0.0%	0.0%	0.0%

Fair value per share	$8.81	$6.45	$5.60

10.                               PENSION BENEFIT PLANS

The Bank has a Supplemental Executive Retirement Plan (SERP), an unfunded noncontributory defined benefit pension plan.  The SERP provides retirement benefits to a select group of key executives and senior officers based on years of service and final average salary.  The Bank uses a December 31st measurement date for this plan.

The following table reflects the accumulated benefit obligation and funded status of the SERP for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$6,071	$5,411	$4,808
Service cost	688	611	590
Interest cost	352	299	264
Plan participants’ contributions
Amendments		—	—
Actuarial (gains)/losses	39	(183)	(184)
Acquisitions/(divestitures)	—	—	—
Expected benefits paid	(67)	(67)	(67)
Projected benefit obligation at end of year	$7,083	$6,071	$5,411
Unfunded projected/accumulated benefit obligation	(7,083)	(6,071)	(5,411)
Additional liability	$—	$—	$—

Weighted average assumptions to determine benefit obligation as of December 31:
Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost recognized for the years ended December 31, 2014 and 2013 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2015 are as follows:

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Components of net periodic benefit cost
Service cost	$708	$646	$611
Interest cost	405	347	299
Expected return on plan assets	—	—	—
Amortization of transition obligation (asset)	—	—	—
Amortization of prior service cost	96	95	95
Amortization of actuarial (gains)/losses	(46)	(50)	(50)
Net periodic benefit cost	$1,163	$1,038	$955

Other comprehensive income (cost)	$(50)	$(45)	$(45)

11.                               RELATED PARTY TRANSACTIONS

There are no existing or proposed material interests or transactions between the Bank and/or any of its officers or directors outside the ordinary course of the Bank’s business.

12.          COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

The Bank’s San Jose and Palo Alto locations are leased under non-cancelable operating leases that expire in 2023 and 2017, respectively.  The Bank has renewal options with adjustments to the lease payments based on changes in the consumer price index.

Future minimum annual lease payments are as follows (dollars in thousands):

Yers Ended
December 31,

2015	$2,936
2016	2,980
2017	2,906
2018	2,704
2019	2,203
Thereafter	9,490
$23,219

Rental expense under operating leases was $2.8 million in 2014, $2.1 million in 2013 and $2.0 million in 2012.

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

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include loan commitments of $588.0 million, $568.7 million and $457.1 million at December 31, 2014, 2013 and 2012, respectively.  The Bank’s exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2014, no losses are anticipated as a result of these commitments. We have also issued certain guarantees which include financial letters of credit in the amounts of $21.9 million, $18.4 million, and $24.6 at December 31, 2014, 2013 and 2012, respectively.

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

Undisbursed loan commitments were comprised of the following at December 31, 2014 (dollars in thousands):

Loan Category	Amount

Commercial	$413,881
SBA	—
Real estate construction	50,217
Land loans	—
Real estate other	9,207
Fatoring/ABL	95,587
Other	19,105
Total	$587,997

13.                               DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with accounting guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at December 31, 2014 and 2013:

Cash and Cash Equivalents, Federal Funds Sold and Interest bearing deposits in other banks

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

Other Borrowings

The carrying amount of other borrowings approximate the fair value and are classified as Level 1 in the fair value hierarchy.

Cash Flow Hedge

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs — model-derived credit spreads.  The level in the fair value hierarchy within which the fair value measurement in their entirety fall shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Because the inputs used to measure the fair value of the Company’s derivatives fall into different levels of the fair value hierarchy, as of December 31, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuations adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The following table presents the carrying amount and estimated fair value for the Company’s financial instruments at December 31, 2014 and 2013:

	Year ended December 31, 2014
	Carrying				Fair
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$21,950	$21,950	$—	$—	$21,950
Federal funds sold	75,420	75,420	—	—	75,420
Interest bearing Deposits in other Banks	326	326	—	—	326
Investments securities	365,165	—	365,465	—	365,465
Loans and leases, net of unearned fees	1,305,669	—	—	1,303,629	1,303,629
Bank owned life insurance	17,106	—	—	17,106	17,106
Warrant portfolio	375	—	—	375	375

Financial liabilities:
Deposits	1,549,545	1,070,293	476,078	—	1,546,371
Trust preferred securities	17,527	—	—	17,431	17,431
Other Borrowings	40,000	40,000	—	—	—
Cash flow hedge	416	—	416	—	416

	Year ended December 31, 2013
	Carrying				Fair
	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$23,958	$23,958	$—	$—	$23,958
Federal funds sold	162,379	162,379	—	—	162,379
Interest bearing Deposits in other Banks	326	326	—	—	326
Investments securities	307,378	—	307,274	—	307,274
Loans and leases, net of unearned fees	1,072,904	—	—	1,069,534	1,069,534
Bank owned life insurance	16,530	—	—	16,530	16,530
Warrant portfolio	340	—	—	340	340

Financial liabilities:
Deposits	1,406,092	973,493	429,619	—	1,403,112
Trust preferred securities	17,527	—	—	15,709	15,709
Cash flow hedge	1,102	—	1,102	—	1,102

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2014
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$58,588	$—	$58,588	$—
Mortgage backed securities	263,225	—	263,225	—
Corporate bonds	28,077	—	28,077	—
Municipal bonds	2,352	—	2,352	—
Warrant portfolio	375	—	—	375
Cash flow hedge	(416)	—	(416)	—

Total	$352,201	$—	$351,826	$375

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$16,929	$—	$16,929	$—
Mortgage backed securities	236,386	—	236,386	—
Corporate bonds	37,491	—	37,491	—
Municipal bonds	2,170	—	2,170	—
Warrant portfolio	340	—	—	340
Cash flow hedge	(1,102)	—	(1,102)	—

Total	$292,214	$—	$291,874	$340

There were no transfers between Level 1 and Level 2 during the period for assets and liabilities measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the year ended December 31, 2014.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

Assets measured at fair value on a non-recurring basis for the years ended December 31, 2014 and 2013 included impaired loans and other real estate owned as follows:

	Year Ended December 31, 2014
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$1,267	$1,267
Real estate construction	—	—	—	—
Land loans	—	—	—	—
Real estate other	—	—	11,603	11,603
Factoring and asset based	—	—	198	198
SBA	—	—	4,022	4,022
Other	—	—	—	—
Total impaired loans	$—	$—	$17,090	$17,090

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	14	—	14
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	9	—	9
Other	—	—	—	—
Total other real estate owned	$—	$23	$—	$23

	Year Ended December 31, 2013
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$452	$452
Real estate construction	—	—	—	—
Land loans	—	—	4	4
Real estate other	—	—	12,378	12,378
Factoring and asset based	—	—	5,631	5,631
SBA	—	—	2,219	2,219
Other	—	—	—	—
Total impaired loans	$—	$—	$20,684	$20,684

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	14	—	14
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	17	—	17
Other	—	—	—	—
Total other real estate owned	$—	$31	$—	$31

The fair value of impaired loans was determined using Level 3 assumptions, and represents impaired loan balances for which a specific reserve has been established or on which a write down has been taken. The Company charged-off $4.2 million and $8.3 million during the years ended December 31, 2014 and 2013, respectively, as a result of impaired loans.

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

The fair value of OREO was determined using Level 2 assumptions.  The Company charged-off $8,000 and $10,000 during the years ended December 31, 2014 and 2013, respectively, as a result of declines in the OREO property values.

The following table presents quantitative information about level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Year Ended December 31, 2014
				Range
	Fair	Valuation	Unobservable	(Weighted
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$1,267	Collateral valuation / Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	25%
Real estate other	11,603	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	10-25%
Factoring and asset based	198	Collateral valuation	Management adjustment to reflect current conditions and selling costs	50%
SBA	4,022	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-35%

Total impaired loans	$17,090

Other real estate owned:

Land loans	14	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
SBA	9	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%

Total other real esate owned	$23

	Year Ended December 31, 2013
				Range
	Fair	Valuation	Unobservable	(Weighted
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$452	Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	15-25%
Land loans	4	Third party appraisal	Management adjustment to reflect current conditions and selling costs	30%
Real estate other	12,378	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	5-20%
Factoring and asset based	5,631	Collateral valuation	Management adjustment to reflect current conditions and selling costs	50%
SBA	2,219	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-25%

Total impaired loans	$20,684

Other real estate owned:

Land loans	14	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
SBA	17	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%

Total other real estate owned	$31

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of December 31, 2014 and December 31, 2013.  The Company did not have any derivative instruments that were assets as of December 31, 2014 and December 31, 2013:

Derivatives Designated as Hedging	Balance Sheet	December 31,	December 31,
Instruments Under SFAS 133	Location	2014	2013

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	415	1,102

Total hedged derivatives		$415	$1,102

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of December 31, 2014, the Company had two interest rate swaps with an aggregate notional amount of $17.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the years ended December 31, 2014 and 2013.

During the years ended December 31, 2014 and 2013, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the years ended December 31, 2014 and 2013,  the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was $(37,000) and $(34,000), respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $322,000 will be reclassified as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the years ended December 31, 2014 and 2013.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the years ended December 31, 2014 and 2013, and as such there were no amounts included in derivative income or expense during these periods:

	Amount of gain/(loss) reclassified from AOCI
	into earnings - effective portion
	Year ended December 31,
(dollars in thousands)	2014	2013

Net interest income	$(723)	$(715)
Non-interest income	—	—

Total derivative income	$(723)	$(715)

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

As of December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $440,000. As of December 31, 2014, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.2 million  against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

15.                             BRIDGE CAPITAL HOLDINGS

The following are the financial statements of Bridge Capital Holdings (parent company only):

BALANCE SHEET

	As of December 31,
(dollars in thousands)	2014	2013
Assets:
Cash and due from banks	$16,932	$19,127
Investments	—	613
Investment in bank & subsidiaries	182,934	159,463
Other assets	5,379	2,554
Total Assets	$205,245	$181,757

Liabilities:
Junior Subordinated Debt	$17,527	$17,527
Other liabilities	611	1,483
Total Liabilities	18,138	19,010

Capital:
Common stock and additional paid in capital	117,321	112,714
Retained earnings	51,946	37,235
Current year net income	17,601	14,711
Other Comprehensive income	239	(1,913)
Total Capital	187,107	162,747

Total Liabilities and Capital	$205,245	$181,757

STATEMENT OF OPERATIONS

	Year ended December 31,
(dollars in thousands)	2014	2013	2012

Interest income	$28	$27	$7
Interest expense	1,074	1,073	1,076
Noninterest income	1,344	1,262	1,422
Noninterest expense	1,035	1,246	1,143

Loss before income taxes	(738)	(1,031)	(790)
Income tax benefit	298	426	327
Loss before undistributed income of the bank	(440)	(605)	(463)
Equity in undistributed income of the bank	18,041	15,316	14,267
Net income	$17,601	$14,711	$13,804

STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012

Net Income	$17,601	$14,711	$13,804

Other Comprehensive Income (Loss):
Unrealized gains/(losses) on cash flow hedges	686	682	352
Other comprehensive income (loss), before income taxes	$686	$682	$352
Income tax (expense) benefit	(274)	(273)	(141)
Other comprehensive income (loss), net of tax	$412	$409	$211

Comprehensive Income	$18,013	$15,120	$14,015

STATEMENT OF CASH FLOWS

	Year ended December 31,
(dollars in thousands)	2014	2013	2012

Cash Flow From Operating Activities:
Net income	$17,601	$14,711	$13,804
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings (loss) of subsidiaries	(18,041)	(15,316)	(14,267)
Stock option expense	3,690	3,560	2,160
Net change in other assets	(4,804)	(8,044)	(781)
Net change in other liabilities	(5)	3,020	(159)
Net cash (used in) provided by operating activities	(1,559)	(2,069)	756

Cash Flow From Investing Activities:
Purchase and sale of investment securities	613	(613)	—
Investment in subsidiary	—	1,270	—
Net cash provided by investing activities	613	657	—

Cash Flow From Financing Activities:
Proceeds from issuance of common stock	1,278	860	222
Purchase of treasury stock	(2,527)	(2,180)	(125)
Proceeds from investment in subsididary	—	16,200
Payment of cash dividends	—	—	—
Net cash (used in) provided by financing activities	(1,249)	14,880	97

Net increase (decrease) in cash and equivalents	(2,195)	13,468	853
Cash and equivalents at beginning of period	19,127	5,659	4,806
Cash and equivalents at end of period	$16,932	$19,127	$5,659

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Management believes, as of December 31, 2014, that the Bank and the Company meets all capital adequacy requirements to which they are subject.

The following table shows the Company’s capital ratios at December 31, 2014 and 2013 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of December 31,
	2014		2013
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Company Capital Ratios
Tier 1 Capital	$199,037	12.66%	$175,432	12.70%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$94,356	6.00%	$82,875	6.00%

Total Capital	$218,727	13.91%	$192,755	13.96%
(to Risk Weighted Assets)
Total capital minimum requirement	$157,260	10.00%	$138,125	10.00%

Company leverage
Tier 1 Capital	$199,037	11.24%	$175,432	11.61%
(to Average Assets)
Total capital minimum requirement	$88,523	5.00%	$75,523	5.00%

Bank Risk Based Capital Ratios
Tier 1 Capital	$174,493	11.13%	$151,700	11.00%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$94,072	6.00%	$82,755	6.00%

Total Capital	$194,125	12.38%	$168,999	12.25%
(to Risk Weighted Assets)
Total capital minimum requirement	$156,787	10.00%	$137,925	10.00%

Bank leverage
Tier 1 Capital	$174,493	9.89%	$151,700	10.06%
(to Average Assets)
Total capital minimum requirement	$88,176	5.00%	$75,408	5.00%

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no current or anticipated changes in, or disagreements with, accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9a. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of December 31, 2014, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to its management, including its principal executive and principal officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management’s report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, management concluded that as of December 31, 2014, the Company’s internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2014.  Vavrinek, Trine, Day & Co., LLP’s audit report appears on Page 44.

Item 9b.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart provides information as of December 31, 2014 concerning the Company’s equity compensation plans:

	(A)	(B)	(C)
Number of Securities
	Number of Securities		Remaining Available
	To Be Issued Upon	Weighted Average	For Future Issuance
	Exercise of	Grant Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Stock,	Restricted Stock,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights	Reflected in Column (A)

Equity compensation plans approved by security holders	1,864,228	$15.64	785,984

Equity compensation plans not approved by security holders	—	—	—

Total	1,864,228	$15.64	785,984

The additional information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

BRIDGE CAPITAL HOLDINGS

Date:	March 4, 2015	By:	/s/ Daniel P. Myers
Daniel P. Myers, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	March 4, 2015	By:	/s/ Thomas A. Sa
Thomas A. Sa, Executive Vice President
and Chief Financial Officer
(Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Lawrence Owen Brown	Director	March 4, 2015
Lawrence Owen Brown

/s/Howard N. Gould	Director	March 4, 2015
Howard Gould

/s/Dr. Francis J. Harvey	Director	March 4, 2015
Dr. Francis J. Harvey

Chairman
/s/Allan C. Kramer, M.D.	Director	March 4, 2015
Allan C. Kramer, M.D.

/s/Robert P. Latta	Director	March 4, 2015
Robert Latta

President
Chief Executive Officer
/s/Daniel P. Myers	Director	March 4, 2015
Daniel P. Myers	(Principal Executive Officer)

/s/Christopher B. Paisley	Director	March 4, 2015
Christopher B. Paisley

/s/Terry S. Schwakopf	Director	March 4, 2015
Terry S. Schwakopf

/s/Barry A. Turkus	Director	March 4, 2015
Barry A. Turkus
Executive Vice President
Chief Financial Officer
/s/Thomas A. Sa	Director	March 4, 2015
Thomas A. Sa	(Principal Financial
and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

(3.1)	Articles of Incorporation of the Company and Certificate of Amendment as filed with the Secretary of State of the State of California on April 6, 2004 and August 27, 2004, respectively.

(3.2)	Amendment to the Company’s Articles of Incorporation dated August 27, 2004 (incorporated by reference to Exhibit 3(I)(b) to the Company’s Current Report on Form 8-K dated 10/1/04)

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

(3.7)	Bylaws as amended through May 21, 2009 (incorporated by reference to Exhibit 3.6 of the Company’s Quarterly Report on Form 10-Q dated 11/15/10)

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

(10.6)

Form of Restricted Stock Purchase Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated 11/16/06)**

(10.7)

Form of Stock Option Award Agreement under the Bridge Capital Holdings 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated 11/16/06)**

(10.8)

Amendment to the Company’s 2001 Stock Option Plan to permit the net exercise of nonstatutory options (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated 11/16/06)**

(10.9)

Employment Agreement between Daniel P. Myers, Bridge Capital Holdings and Bridge Bank, National Association dated May 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2014)**

(10.10)

Employment Agreement between Thomas A. Sa, Bridge Capital Holdings and Bridge Bank, National Association dated May 21, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 21, 2014)**

(10.11)

Employment Agreement between Timothy W. Boothe, Bridge Capital Holdings and Bridge Bank, National Association dated May 21, 2014 (incorporated by reference to Exhibit 10.3to the Company’s Current Report on Form 8-K filed May 21, 2014)**

(10.12)

Employment Agreement between Margaret M. Bradshaw, Bridge Capital Holdings and Bridge Bank, National Association dated May 21, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 21, 2014)**

(10.13)

Employment Agreement between Allen G. Williams, Bridge Capital Holdings and Bridge Bank, National Association dated May 21, 2014 (incorporated by reference to Exhibit 10.5to the Company’s Current Report on Form 8-K filed May 21, 2014) **

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

(101)

The following financial information from Bridge Capital Holdings Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on March 4, 2015, formatted in Extensible Business Reporting Language (XBRL): (I) the Consolidated Balance Sheet at December 31, 2014, (ii)  the Consolidated Statement of Operations for the period ended December 31, 2014, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows for the period ended December 31, 2014, and (vi) Notes to Consolidated Financial Statements.

**Management contract or compensatory plan or arrangement