Form 10-K/A
period 2014-12-31
Bridge Capital Holdings
filed 2015-04-17
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether  the registrant i (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Bridge Capital Holdings was $238,739,725 as of June 30, 2014.

As of April 15, 2015, Bridge Capital Holdings had 15,935,819 shares of common stock outstanding.

Explanatory Note

Bridge Capital Holdings (the “Company” , “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Report”) to include Items 10, 11, 12, 13 and 14 of Part III to Form 10-K.  No changes are being made to the Original Report.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.

As reported on the Company’s Current Reports on Form 8-K filed with the Commission on March 10 and 13, 2015, the Company has entered into an Agreement and Plan of Merger dated as of March 9, 2015 with Western Alliance Bancorporation (the “Merger Agreement”), pursuant to which the Company would merge with and into Western Alliance Bancorporation.  A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015.  As a result of the Merger Agreement, the Company’s Board of Directors has decided to postpone its 2015 Annual Meeting of Shareholders.

The Report of the Audit Committee, Compensation Committee Report on Executive Compensation, and the statement of independence of Audit Committee members included in this Amendment No. 1 on Form 10-K/A are not to be incorporated by reference into any other filings made with the Commission unless otherwise stated in those filings.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

CORPORATE GOVERNANCE AND BOARD MATTERS

Audit Committee

The Audit Committee of the Board of Directors, which consists of Directors Christopher B. Paisley as Chair, Robert P. Latta, Terry Schwakopf, and Barry A. Turkus.  The Audit Committee oversees the accounting and financial reporting processes of the Company and audits of the financial statements of the Company, appoints and oversees a firm of independent public accountants who audit the books and records of the Company for the fiscal year for which they are appointed, approves each professional service rendered by such accountants and evaluates the possible effect of each such service on the independence of the Company’s accountants.  The Audit Committee also reviews the internal controls and reporting procedures of the Company’s wholly-owned bank subsidiary, Bridge Bank, N.A. (The “Bank”), and periodically consults with the independent auditors with regard to the adequacy of internal controls.

Independence

Each member of the Audit Committee is independent under the rules of Nasdaq governing the independence of directors and the independence of audit committee members, including the “audit committee financial experts” discussed below.

Audit Committee Financial Experts

The Board has determined that Mr. Christopher B. Paisley and Ms. Terry Schwakopf have:

•      an understanding of generally accepted accounting principles and financial statements;

•      the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•      experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities;

•      an understanding of internal control over financial reporting; and

•      an understanding of audit committee functions.

Therefore, the Board has determined that Mr. Paisley and Ms. Schwakopf each meets the definition of “audit committee financial expert” under the rules of the SEC and are “financially sophisticated” under Nasdaq rules.

Our designation of each of Mr. Paisley and Ms. Schwakopf as an audit committee financial expert does not result in them being deemed an expert for any other purpose, including under Section 11 of the Securities Act of 1933. The designation does not impose on Mr. Paisley and Ms. Schwakopf any duties, obligations or liability greater than those imposed on any other Audit Committee member or any other director and does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Pre-Approval Policies

The Audit Committee has not approved a policy of pre-approving non-audit services.  All non-audit services must be brought before the Audit Committee for approval.

Shareholder Nominations: The Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee (the “Governance Committee”) is comprised of members of the Board who are independent under Nasdaq’s listing rules.  The Governance Committee has a charter, which is posted on our website at www.bridgebank.com.  The members of the Governance Committee are Allan C. Kramer, M.D. as Chair, Howard N. Gould, Dr. Francis J. Harvey, and Terry Schwakopf.  In addition, our Board has adopted resolutions establishing the requirements and qualifications (in addition to the requirement in Section 2.3 of the By-laws that a director be free of certain conflicting interests) for members of the Board as follows:

Nominees for director must be recommended to the Board by a majority of the directors of the Company who are independent as defined in the rules of Nasdaq.

We seek directors who are of high ethical character and have reputations, both personal and professional, which are consistent with the image and values of the Company.  Our independent directors review from time to time the appropriate skills and characteristics required of directors in the context of the current make-up of the board, including such factors as business experience, diversity, and personal skills in finance, marketing, business, and other areas that are expected to contribute to an effective board.

We will consider director nominees recommended by shareholders who adhere to the procedure set forth in our By-Laws.

Historically we have selected our directors from prominent business persons and professionals in the communities in which we serve.  We have benefited from the broad contacts that our directors have in their communities, which enable them to recommend candidates for nomination as directors.  The Company considers nominees of shareholders in the same manner as all other nominees.

Code of Ethics

We have adopted a code of ethics governing the conduct of our directors, Chief Executive Officer, Chief Financial Officer and Controller.  The code of ethics is available without charge upon request by contacting Debra J. Bradford, our Corporate Secretary, at (408) 423-8500.

Contacting the Board

Shareholders may address inquiries to any of our directors or the full board by writing to Debra J. Bradford, Executive Vice President and Corporate Secretary, Bridge Capital Holdings, 55 Almaden Boulevard, San Jose, California 95113.  All such communications are sent directly to the intended recipient.

INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to our directors and for each of our executive officers, including their principal occupation for the past five years.  There is no family relationship between any director, nominee or executive officer.  Except as described below, no director of the Company holds a directorship in any other company with a class of securities registered pursuant to sections 12 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  No director or executive officer has been during the past five years, or is, involved in any legal proceedings material to an evaluation of the ability or integrity of such director. No significant business or personal relationships exist between any director and the Company or its management, except for any business relationships noted in the Compensation Discussion and Analysis noted in Item 11 or in Item 13 of this Amendment.  Except as described below, we are not aware of any arrangement or understanding between the nominees and any other person pursuant to which the nominee was or is to be selected as a director or nominee.

Directors

The following persons are directors of the Company. All directors of the Company are also directors of the Bank.

Lawrence Owen Brown, age 74, has been a director of the Company and the Bank since 2004.  From 1995 to 2002, Mr. Brown was a Managing Partner of the venture capital firm Technology, Strategy and Alliances of Menlo Park.  He is now retired.  In addition, Mr. Brown serves as a director on a number of privately held companies and has previously served as a director on a number of public companies.

Howard N. Gould, age 65, has been a director of the Company since 2009.  Mr. Gould is Vice Chairman of Carpenter and Company and is a managing member of Carpenter Fund Manager, GP, LLC, the general partner of the Carpenter Community BancFunds.  From 2004 to 2005, Mr. Gould was California Commissioner of Financial Institutions under Governor Arnold Schwarzenegger.  From 2002 to 2003, he was Vice Chairman of The Bank of the West which had acquired United California Bank where he was Vice Chairman and Chief Operating Officer from 1992 to 2002.  He was State Superintendent of Banks for the State of California under Governor George Deukmejian. Mr. Gould also served as an officer at Bank of America and Wells Fargo Bank.

In 2008, the Company sold $30 million of convertible preferred stock to the Carpenter Community BancFunds.  In connection with the sale, we agreed, for so long as the funds hold at least 10% of our common stock (includes shares of common stock that may be acquired upon conversion of securities convertible into our common stock), to nominate and recommend for election to our Board one individual named by the funds’ general partner who is reasonably acceptable to our Board.  The funds’ general partner designated Mr. Gould as its director under that agreement and our Corporate Governance and Nominating Committee approved his appointment and subsequent nominations for reelection.

Dr. Francis J. Harvey, age 71, served as the 19th Secretary of the U.S. Army from November 2004 to March 2007. Appointed by President George W. Bush and confirmed by the U.S. Senate, he had statutory responsibility for all matters relating to manpower, training, reserve affairs, installations, equipment, communications, and financial management.

Prior to becoming Secretary, Dr. Harvey served on several corporate boards, including three portfolio companies of the Carlyle Group where he was the vice chairman of the board for two of those companies. Between 1997 and 2004, he served on a total of ten different corporate and non-corporate boards. He currently serves on the boards of three privately held companies and is a strategic advisor to several other companies and private equity firms.

Previously, Dr. Harvey was Chief Operating Officer of Westinghouse’s Industries and Technology Group. He held several senior leadership positions at Westinghouse, including General Manager of the Marine Division, Vice President of Science and Technology, President of the Government and Environmental Services Company, and President of the Defense and Electronics Systems Group.

Allan C. Kramer, M.D., age 78, serves as Chairman of the Boards of the Company and the Bank.  Dr. Kramer has been a director of the Company since its inception in 2004 and the Bank since its inception in 2001.  Dr. Kramer is currently an investment adviser for a partnership dealing with public, private and angel investments.  He has served and serves as a director on a number of public and privately held companies.  In addition, Dr. Kramer is President and Chief Executive Officer of KAM, Inc., a Los Altos-based asset management company.  Dr. Kramer practiced medicine in the Bay Area from 1968 through 2000.

Robert P. Latta, age 61, has been a director of the Company and the Bank since 2004.  Mr. Latta is a partner at Wilson Sonsini Goodrich & Rosati, one of the nation’s leading technology and growth business law firms, where he has served as a member of the firm’s investment, compensation, and nominating and executive committees.

Daniel P. Myers, age 55, has been a director, President, and Chief Executive Officer of the Company since its inception in 2004 and has held the same positions with the Bank since its inception in 2001.

Christopher B. Paisley, age 62, has been a director of the Company and the Bank since 2011.  Mr. Paisley has been the Dean’s Executive Professor of Accounting at the Leavey School of Business at Santa Clara University since January 2001. Mr. Paisley also serves as a member of the boards of directors of five other companies with securities that are registered pursuant to sections 12 of the Securities Exchange Act of 1934: Ambarella, Inc., a provider of high definition video processing solutions; Equinix, Inc., a provider of network colocation, interconnection and managed services; Fortinet, Inc., a provider of network security appliances and solutions; and Control 4, a provider of personalized automation and control solutions; each of which is traded on the Nasdaq Stock Market; and YuMe, a multi-screen video advertising technology company that is traded on the New York Stock Exchange.  Additionally, Mr. Paisley was Chief Financial Officer at 3Com Corporation, a networking products company, from 1985 to 2000.

Thomas A. Sa, age 53, has been a director of the Company and the Bank since 2012.  Mr. Sa has been the Executive Vice President and Chief Strategy Officer of the Company since 2009 as well as Chief Financial Officer of the Company since its inception in 2004.  Mr. Sa has been the Executive Vice President and Chief Risk Officer of the Bank since 2009.  In addition, he served as Chief Financial Officer of the Bank from its inception in 2001 until 2009.

Terry Schwakopf, age 64, has been a director of the Company and the Bank since 2010.  Ms. Schwakopf currently serves as a Senior Advisor to the banking practice of Deloitte & Touche, LLP, which provides governance, regulatory and risk strategies advisory services to clients in the banking industry.

Prior to Deloitte, Ms. Schwakopf worked for 23 years in increasingly senior positions with the Federal Reserve Bank of San Francisco, where she was Executive Vice President with overall responsibility for bank supervision. She also served three years with the Federal Reserve Board of Governors in Washington D.C. in a special unit that dealt with systemic issues in the banking and savings and loan industries.

Barry A. Turkus, age 68, has been a director of the Company since its inception in 2004 and the Bank since its inception in 2001.  Mr. Turkus is a principal of the commercial real estate firm of Cassidy Turley.

Executive Officers

In addition to Mr. Myers and Mr. Sa, who are directors of the Company and described above, the following persons are executive officers of the Company.

Timothy W. Boothe, age 50, has been the Executive Vice President and Chief Operating Officer of the Bank since 2006 and was the Executive Vice President and Chief Lending Officer of the Bank since inception in 2001.

Allen G. Williams, age 63, has been the Executive Vice President and Chief Credit Officer of the Bank since 2009. Mr. Williams has been in the banking industry for thirty-six years, most recently with Comerica Bank.

Margaret M. Bradshaw, age 64, has been the Executive Vice President and Chief Banking Officer of the Bank since 2009.  Ms. Bradshaw has over thirty years in the banking industry starting at Wells Fargo in San Francisco, and more recently Comerica Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports with the SEC and the Nasdaq Stock Market on changes in beneficial ownership of our common stock and to provide us with copies of the reports.  Based solely on our review of these reports or of certifications to us that no report was required to be filed, we believe that all of our directors and executive officers complied with all Section 16(a) filing requirements applicable to them during the 2014 fiscal year, except for Daniel P. Myers, Thomas A. Sa, Timothy W. Boothe, Allen G. Williams, and Margaret M. Bradshaw who were eighty-one (81) days late in filing a Form 4 to report payment of tax liability using securities received by the Company.

Item 11.  Executive Compensation

Compensation Committee

The Compensation Committee of our Board of Directors is composed of Robert P. Latta as Chair, Lawrence Owen Brown, and Dr. Francis J. Harvey.  The committee operates under the authority of a charter, which is posted on our website at www.bridgebank.com.  The Committee oversees and monitors our human resources policies and practices, reviews and evaluates our salary and benefits structure, evaluates executive management performance and fixes bonus compensation for our executive officers and senior management as the Committee deems appropriate..

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis describes and analyzes our executive compensation philosophy and program in the context of the compensation paid, during the year ended December 31, 2014, to the individuals who served as our Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers (“named executive officers”).  Our named executive officers are as follows:

Daniel P. Myers — President and Chief Executive Officer

Thomas A. Sa — Executive Vice President, Chief Financial Officer and Chief Strategy Officer

Timothy W. Boothe — Executive Vice President and Chief Operating Officer

Allen G. Williams — Executive Vice President and Chief Credit Officer

Margaret M. Bradshaw — Executive Vice President and Chief Banking Officer

Following the heading “Executive Compensation” below, there are series of tables with specific information about the compensation earned by or paid in 2014 to the named executive officers.  This Compensation Discussion and Analysis is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Executive Compensation Program Highlights

As discussed in greater detail below, our executive compensation program is designed to appropriately link executive pay to Company performance and shareholder results.  Some highlights of our compensation program include:

A High Percentage of Executive Compensation is Performance-Based

Approximately fifty-five percent (55%) of the named executive officers’ total direct compensation (base salary, bonus, cash incentive compensation, and long-term equity incentive awards) for 2014 was performance-based, meaning that it was earned on the basis of achievement of corporate and individual performance goals (in the case of annual cash incentive compensation), or its future value, if any, is contingent upon the future performance of the Company’s common stock (in the case of long-term equity incentive compensation).  Long-term performance of the Company’s common stock is contingent upon many factors, but is typically based upon consistent repetitive achievement of increasingly higher short-term corporate and individual performance goals.

Modest Perquisites

We generally provide modest perquisites to our executives, consistent with our goal of aligning our executives’ interests with the interests of our shareholders.

Executives are also Shareholders

Our executive compensation strategy strives to promote an ownership mentality that aligns the executives’ interests with the interests of our shareholders.  Accordingly, each executive is eligible to be considered for annual equity-based grants under the Company’s Equity Incentive Plan, which was designed to strengthen the linkage between compensation, retention, and long-term shareholder value by providing additional incentive to promote the success of the Company.

Consideration of Say-On-Pay Vote Results

At our 2014 Annual Shareholders Meeting, we held our fourth non-binding shareholder advisory vote on executive compensation (say-on-pay).  Our shareholders approved our fiscal 2013 executive compensation, with approximately 99% of voting shareholders casting their vote in favor of the say-on-pay resolution.  While several compensation decisions have been made since that time, the Compensation Committee was mindful of the support our shareholders expressed for our 2013 compensation program when making executive compensation decisions for our 2014 compensation program, including long-term incentive awards.  In making these executive compensation decisions, which are discussed more fully below, the Compensation Committee’s main considerations included our shareholders’ strong support for our 2013 executive compensation program, the peer and market information provided by the Compensation Committee’s compensation consultant, and a review of updated competitive market trends and regulatory guidance.  The Compensation Committee will continue to consider our shareholders’ views when making executive compensation decisions in the future.

Role of the Compensation Committee

The Compensation Committee, which consists entirely of independent directors, has overall responsibility for evaluating, administering, monitoring, and approving the Company’s compensation plans, policies and programs in a manner that aligns the effort and interests of the Board members and executive management with our shareholders.  The primary purpose of our Compensation Committee is to establish our compensation policies and to determine the compensation of our chief executive officer and other named executives. The Compensation Committee also determines the compensation of Board members.

Compensation Consultant

The Compensation Committee from time to time retains independent executive compensation consultants to assist in evaluating the compensation practices at the Company and to provide advice and ongoing recommendations regarding executive compensation consistent with our business goals and pay philosophy.

During 2014, the Compensation Committee engaged McLagan, a consulting firm that provides compensation advisory services for the banking industry, for purposes of advising the Committee on all compensation related matters.  The Compensation Committee considers McLagan to be an independent compensation consultant and intends to annually review the performance of McLagan, as well as its continued independence.  McLagan attended Compensation Committee meetings, either in-person or telephonically, and met regularly with the Compensation Committee without members of management present.  McLagan and members of management both assisted the Compensation Committee in its review of proposed compensation packages for our executive officers and directors, as well as both short-term and long-term incentive programs for all employees.

In addition to advising the Compensation Committee on existing compensation related programs, McLagan also prepared competitive pay analysis and other benchmarking reviews for the Compensation Committee.  McLagan utilized information supplied by management, compensation related information obtained from public filings, compensation related industry surveys and reports, and information from its proprietary database.

During 2014, the Compensation Committee specifically engaged McLagan to:  (i) attend Compensation Committee meetings; (ii) provide guidance relative to regulatory requirements surrounding such compensation; and (iii); provide general advice and consultation as needed.

The Compensation Committee considered the independence of McLagan in light of new SEC rules and NASDAQ listing rules, including the following factors: (1) other services provided to the Compensation Committee by McLagan; (2) fees paid by the Company as a percentage of McLagan’s total revenue; (3) policies or procedures maintained by McLagan that are designed to prevent a conflict of interest; (4) any business or personal relationships between the senior advisors and a member of the Compensation Committee; (5) any company stock owned by the senior advisors; and (6) any business or personal relationships between our executive officers and the senior advisors. The Compensation Committee concluded that the work performed by McLagan and McLagan’s senior advisors involved in the engagements did not raise any conflict of interest.

Review of Market Data

The Compensation Committee recognizes that competitive compensation is critical for attracting, motivating, and rewarding qualified executives.  The Compensation Committee, management and McLagan jointly selected the following two peer groups for purposes of the bi-annual benchmarking of both cash and non-cash compensation for executive officers and directors during 2013.  All compensation-related decisions made during 2014 were based upon the 2013 peer analysis in conjunction with a review of updated competitive market trends and regulatory guidance.

•                  West Coast Peer Group — Peers were chosen primarily based on geographic location, asset size, and performance.  This peer group included banks and bank holding companies with assets ranging from $750.0 million to $5.0 billion in California, Oregon, and Washington.  The specific banks included in this peer group for the 2013 analysis were:  Columbia Banking System Inc., Westamerica Bancorp., Banner Corp., TriCo Bancshares, Farmers & Merchants Bancorp, Washington Banking Co., Heritage Financial Corp., Pacific Continental Corp., Bank of Marin Bancorp, Pacific Premier Bancorp, Sierra Bancorp, Heritage Commerce Corp, Cascade Bancorp, CU Bancorp, Heritage Oaks Bancorp, Pacific Mercantile Bancorp, Bank of Commerce Holdings, North Valley Bancorp, FNB Bancorp, Central Valley Community Bancorp, & First Northern Community Bancorp.

•                  Business Model Peer Group — Peers were chosen from across the nation based on a percentage of core deposits, total non-real estate loans, and a net interest margin that resembled a business model similar to the Company.  The asset size for this peer group was $1.0 billion to $5.0 billion.  The specific banks included in this peer group for the 2013 analysis were:  Columbia Banking System Inc., Westamerica Bancorp., First Financial Bankshares, First Merchants Corp., Lakeland Financial Corp., Financial Institutions Inc., Sterling Bancorp, CoBiz Financial Inc., S.Y. Bancorp Inc., German American Bancorp Inc., MidSouth Bancorp Inc., Horizon Bancorp, Heritage Financial Corp., Sierra Bancorp, Heritage Commerce Corp, CU Bancorp, First Business Financial Services Inc, & Northrim BanCorp Inc.

The Compensation Committee, management and the compensation consultant regularly assess the appropriateness of selected peer groups for purposes of benchmarking compensation related matters.  As such, the parameters for selecting peer groups, and the banks included within those peer groups, may change over time depending on many factors regarding the Company, including our strategic focus, asset size, and business model.

Key Decisions

As a result of discussions with the compensation consultant and reviewing the competitive market data provided by the compensation consultant, the Compensation Committee made the following key decisions pertaining to 2014, the specific details of which are discussed further in the relevant sections of this analysis:

•                  Grants of plan-based awards for the named executive officers, including cash incentive compensation and equity-based awards; and

•                  Affirmation of the Company’s existing short-term and long-term compensation programs.

Objectives of Compensation Program

The primary objective of our compensation program, including our executive compensation program, is to maximize shareholder value by attracting and retaining qualified, energetic and experienced bankers who are enthusiastic about the Company’s mission and culture.  A further objective of our compensation program is to provide incentives and reward each employee for their contribution to the Company.  Our executive compensation strategy also strives to promote an ownership mentality that aligns the executive’s and director’s interests with the interests of our shareholders.  Finally, we endeavor to ensure that our compensation program is perceived as fundamentally fair to all stakeholders.

What Our Compensation Program is Designed to Reward

As noted above, our compensation program is designed to attract and retain bankers who think and act as owners in promoting the interests of the Company.

Our cash incentive compensation program is designed to reward teamwork and each executive’s contribution to the Company.  Under the incentive compensation program, each executive has a target opportunity stated as a percentage of base salary with the potential to earn additional compensation for performance beyond target level.  If target level performance is not achieved, executive officers may still have a reduced opportunity for incentive compensation provided a minimum threshold level of performance is achieved.  The measurement of an executive’s performance is a composite of corporate financial goals set by the Finance Committee of the Board and individual objectives that are established by management, and reviewed by the Compensation Committee, in setting the annual plan.

All of our executive officers participate in an incentive compensation plan that is heavily weighted toward achievement of corporate objectives.  The weighting between corporate and individual objectives in measuring performance for purposes of incentive compensation is set annually by the Compensation Committee. In measuring the named executive officers’ contribution to the Company, the Compensation Committee has determined that achievement of corporate objectives should be emphasized to encourage and reward teamwork and cohesiveness in execution of the Company’s plan.  For 2014, the weighting of corporate objectives in measuring performance under the incentive compensation plan was set by the Compensation Committee at 100% for Mr. Myers; and 75% for Mr. Sa, Mr. Boothe, Mr. Williams, and Ms. Bradshaw.

The corporate objectives of the Company are set by the Finance Committee and the Board as part of the annual planning process.  The corporate objectives are a composite of financial metrics that are considered key to creating long-term value for our shareholders.  The Compensation Committee then adopts these metrics for use in our incentive compensation plan.  Historically, the metrics have typically included such measures as: (1) growth in average total assets, including loans and deposits; (2) performance in net income; (3) return on average equity; and (4) satisfactory relations with auditors and regulators.  The metrics are also weighted each year to promote execution of the plan in a manner that achieves balance between short-term and long-term performance.  For 2014, the Board emphasized metrics that promoted supporting the strength of the balance sheet and improving core profitability.  The key performance measurements and their relative weighting were as follows:

•                  Capital Deployment (30%)

Total Average Gross Loans (10%)

Total Average Deposits (15%)

Baseline Funding Growth (5%)

•                  Profit Improvement (45%)

Core Revenue (15%)

Pre-Tax Pre-Provision Net Income (15%)

Return on Average Equity (15%)

•                  Safety and Soundness (25%)

Net Loss / Total Average Gross Loans (15%)

Satisfactory Relations with Auditors and Regulators (10%)

In addition to the financial metrics noted above, the Company has established long-term strategic objectives related to, among other things (1) maintaining appropriate levels of capital for risks in the business; (2) establishing a functional framework for enterprise risk management; (3) implementing effective responses to risks presented by the uncertain economic and regulatory environment; and (4) continuing to manage credit risk throughout the loan portfolio.

The Board believes that the specific objectives for 2014 improved the competitive position of the Company and supported its ability to create long-term value for shareholders.  The targets for the financial objectives were determined through our annual financial planning and budgeting process.  In general, the target level of performance for each objective equates to the approved financial plan.  For the year ended December 31, 2014 the targets pertaining to financial objectives were as follows:  total average gross loans of $1.16 billion; total average deposits of $1.35 billion; baseline funding growth of $91.9 million; core revenue of $89.4 million; pre-tax pre-provision net income of $33.7 million; return on average equity of 8.72%; and net loss to total average gross loans of 0.43%.

As noted above, in addition to the corporate objectives, 25% of the incentive compensation for our named executives (other than Mr. Myers) was based upon the effectiveness in achievement of individual objectives specific to their respective organizational responsibilities.  The individual objectives for 2014 included such elements as:  efficiency, employee effectiveness, revenue growth, expense management, system enhancements, loan and deposit production, asset quality, enterprise risk management, capital utilization, and client profitability.  Consistent with our objective of developing a compensation program that supports the creation of shareholder value, the individual and corporate objectives strive to be fair to all shareholders by requiring that all performance measures be achieved net of any resulting incentive compensation.  The Compensation Committee has final discretion regarding all incentive compensation.

During 2014, the Company achieved significant progress with regard to the objectives related to managing credit risk, growing loans and deposits, and improving core revenue, with the objective of continuing to mitigate risk while maintaining sound profitability for the Company.  Achievement of these objectives also represented progress with regard to elements of the long-term strategic plan.  Specifically, in 2014 the Company’s level of classified loans was reduced to 18% of capital compared to 26% in the prior year.  The Company also achieved significant growth in loan and deposit balances.  Despite a persistent low interest rate environment, the improved balance sheet mix resulted in a 10% increase in total revenue and a stable net interest margin of 4.83%.  Collectively, these achievements drove a significant increase in the Company’s level of profitability and resulted in a 16% increase in earnings per share for 2014.  As a result of individual contributions of the named executives and the overall progress toward long-term strategic objectives, the Compensation Committee determined that it was appropriate to pay cash incentive compensation to the named executive officers for 2014.

Retention is an important element in the consistency and continuity of the execution of the Company’s strategy.  Unexpected turnover in key executive positions can be disruptive and is a potential threat to the Company’s progress.  Each of the named executives is eligible to participate in a supplemental executive retirement program (“SERP”) and/or a nonqualified deferred compensation program that are designed to reward long-term contribution to the Company.  The SERP benefit consists of fifteen annual payments following retirement and is earned and vested over time as a key element of the Company’s retention strategy.  The deferred compensation program accrues interest at an annual rate equal to the 5-year constant maturity plus 100 basis points as of January 1st of each applicable year.  Deferred amounts and their earnings become distributable in a lump sum or installments upon termination of employment.

Our executive compensation strategy also strives to promote an ownership mentality that aligns the executive’s interests with the interests of our shareholders.  Accordingly, each executive is eligible to be considered for annual equity based grants under the Company’s Equity Incentive Plan (“EIP”).  The EIP is intended to encourage ownership of the Company’s stock by employees and directors and to provide additional incentive for them to promote the success of the Company.  Stock price performance has not been a factor in determining annual cash compensation because the price of the Company’s common stock is subject to a variety of factors outside our control.

Our Chief Executive Officer assists the Compensation Committee by providing recommendations regarding the compensation of our named executive officers, other than himself.  The Compensation Committee, however, does not delegate any of its functions to others in setting compensation.  In developing and administering executive compensation, the Compensation Committee directly engages a qualified outside compensation research firm from time to time primarily to review market competitive compensation data and report its findings to the Compensation Committee and the Board of Directors.

Elements of Company’s Compensation Plan and Why We Chose Each (How Elements Related to Objectives)

Annual executive officer compensation consists of a base salary component and the incentive component discussed above.  The current environment in which the Company operates has been extremely competitive and executive talent with experience in managing through an uncertain economic and regulatory environment is at a premium.  Further, in any environment, proven talent is a very valuable commodity to the Company’s strategy and therefore, to our shareholders.  It is the Compensation Committee’s intention to set total executive cash compensation sufficiently high to attract and retain a strong motivated and talented leadership team, but not so high that it creates a negative perception with our shareholders.

The Company has defined a strategy regarding executive cash compensation for executives that targets base salaries in the 50th to 60th percentiles of the competitive market.  Individual salary determinations will always be made based on the individual qualifications, experience and performance of the individual executives and value of the position to the organization.  The combination of salary plus the annual cash incentive makes up total cash compensation. The Bank targets total cash compensation at the 50th to 75th percentiles of the market for budgeted results. For stretch performance, the Bank targets annual cash compensation at the 75th to 95th percentiles of the market.  We believe that the combination of base pay and incentive compensation at these levels strongly aligns the effort and interests of the executives with shareholders.

Each of our executive officers is eligible to receive stock-based awards under the Company’s EIP.  The EIP is intended to encourage ownership of the Company’s stock by employees and directors and to provide additional incentive for them to promote the success of the Company and the creation of shareholder value.  All of our employees and directors are eligible to be considered for grants under the EIP, which are designed to strengthen the linkage between compensation, retention and long-term shareholder value.  Approximately 83% of all equity-based grants in 2014 were to employees who are not executive officers or directors.  We believe that through our broad-based plan, the economic interests of our employees, including our executives, are more closely aligned to those of the shareholders.

As noted above, each of the named executives is eligible to participate in a SERP and/or nonqualified deferred compensation plan that is designed to reward long-term contribution to the Company.  Under the SERP, after achieving defined length of service and vesting thresholds, each executive will receive fifteen annual payments upon reaching retirement.  The retirement payment is based on the average base salary of the employee in the last three years of service.  The level of the retirement payment increases at a rate of four percent of base salary per year of service, cumulatively, until reaching a level of 60% after fifteen years of service.  The executive’s right to receive retirement payments vests over a period of ten years of continuous service.  Under the nonqualified deferred compensation plan, participating executives may elect to defer portions of his or her compensation as follows:  i) up to 50% of base salary annually; and/or ii) up to 100% of annual incentive compensation.  Additionally, the Compensation Committee has the discretion to authorize employer contributions to a participant’s account.  The outstanding balance in a participant’s account accrues interest at an annual rate equal to the 5-year Treasury constant maturity plus 100 basis points.  Deferred amounts and their earnings become distributable in a lump sum or installments upon termination of employment.  We believe that the SERP and the nonqualified deferred compensation plan are key elements of the Company’s executive retention strategy.

The Company has entered into employment agreements with each of the named executives.  The agreements, among other things, set forth terms under which the Company and the executive would separate employment, both in the event of a change in control of the Company as well as under the “at-will” terms of employment.  The Committee believes the terms of the agreements provide an appropriate framework to enable executives to fully explore all strategic options for promoting the interests of shareholders.

How the Company Chose Amounts and/or Formulas for Each Element

The Compensation Committee establishes and administers the Company’s executive compensation program on behalf of the Board.  The Compensation Committee reviews and approves the recommendations of the Company’s President and Chief Executive Officer for all elements of executive compensation on an annual basis.  No officer of the Company is present during discussion or deliberations of his or her own compensation. In addition to periodically reviewing executive compensation in light of Company and individual performance, the Compensation Committee periodically compares all elements of compensation for the Company’s executive officers with compensation for comparable positions within and, when appropriate, outside of the banking industry.

The Company engages a qualified outside compensation research firm from time to time to review market competitive compensation data and report its findings to the Compensation Committee and the Board of Directors.  Market data is viewed from multiple perspectives including size, maturity and performance characteristics of the subject banks and bank holding companies in developing compensation strategies.

Executive officer base annual salaries are determined by review of the responsibilities of each executive officer position, objective and subjective evaluations of performance, and by comparisons to peers within, and when appropriate, outside of, the banking industry utilizing the report of the independent compensation research firm. Each executive’s current and prior compensation is considered in setting future compensation.  In addition, we review the compensation practices of other companies.  To some extent, our compensation plan is based on the market and the companies we compete against for employees.

Executive officer performance incentive compensation is primarily contingent upon Company performance.  Performance incentive compensation is awarded in amounts determined by the Compensation Committee and Board of Directors in accordance with the Company’s incentive compensation plan adopted annually by the Board, which relates the amount of performance incentive compensation paid with the performance of the Company.  The Board of Directors annually determines, among other things, the key metrics and performance targets to be used in the incentive compensation plan.

The elements of our compensation plans (e.g. base salary, incentive compensation, equity-based grants, and retirement plans) are similar to the elements used by many companies.  Consistent with regulatory requirements and their fiduciary duties to the Company and its shareholders generally, the Compensation Committee and the Board of Directors seek to ensure that the compensation plans do not encourage executives to take unnecessary and excessive risks that threaten the value of the Company.  Ultimately, all elements of compensation are subject to the discretion and judgment of the Compensation Committee and the Board.  The exact base pay, cash incentive compensation opportunity, and equity-based award opportunity are chosen in an attempt to balance our competing objectives of fairness to all stakeholders and attracting/retaining employees.

Review of Risk Associated With Compensation Plans

The Company develops and implements compensation plans that provide strategic direction to the participant and engages them in the Company’s success, which contributes to shareholder value. We believe our approach to goal setting, establishing targets with payouts at multiple levels of performance, evaluation of performance results and discretion in the payout of incentives help to mitigate excessive risk-taking that could harm company value or reward poor judgment by our executives.  Compensation policies and practices are determined by reviewing compensation analyses including industry/market benchmarking reports to determine competitive pay packages. The Company’s cash incentive compensation programs are designed to reward outstanding individual and team performance while mitigating risk-taking behavior that might affect financial results.  Performance incentive rewards for all plans continue to be focused on results that possibly impact earnings, profitability, credit quality, reasonable loan growth, deposit growth, superior customer service, sound operations and compliance, sustainable culture, and leadership excellence.

In 2014, the primary components for incentive compensation paid to the named executive officers related to the effectiveness of management in maintaining credit quality while achieving net growth in loan balances, growing core deposit funding, and improving core revenue, with the objective of continuing to mitigate risk while maintaining sound profitability.  The Board regularly receives reports about key elements of risk and the steps undertaken by management to address risk.  In addition, the Company has adopted compensation practices, as discussed in this Report, that discourage excessive or unnecessary risk-taking.

Incentive plans, which are reviewed and revised on an annual basis, are designed to ultimately enable the Company to adjust the final scoring and payment at the discretion of the Board.  Objectives tied to annual Company financial performance are considered achieved, and resulting incentive compensation payments are paid, only after satisfactory completion of the annual audit by the Company’s external auditors.  In addition, some incentive plans may have specific and defined holdbacks and modifiers enabling adjustments at the time of payout.  Generally, there is more oversight for plans that have a higher degree of risk, larger payouts, and those plans that could have the greatest negative impact on the Bank’s safety and soundness.  For example, employees that have objectives tied to origination of loans are subject to approval limits that ensure senior management and Board oversight - the larger the loan the more direct the involvement by senior management and the Board in its approval.  The more risk associated with the incentive plan, the more review and approval hurdles must be crossed before payment is made.

Members of our Compensation Committee are well aware of the Company’s financial performance at the enterprise level and they use this information when reviewing and approving incentive payouts to our named executive officers.  For 2014, the Committee met with senior risk officers of the Company to review the incentive compensation plans and concluded, based on the controls described in this Item 11, that those plans do not present risks that are reasonably likely to have a material adverse effect on the Company.

REPORT OF THE COMPENSATION COMMITTEE

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions required by Item 402(b) of the SEC’s Regulation S-K.  Based on those reviews and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Amendment No 1 on Form 10-K/A.

Respectfully submitted by the Compensation Committee,

Robert P. Latta (Chairman), Lawrence Owen Brown, and Dr. Francis J. Harvey.

Compensation Committee Interlocks and Insider Participation

During 2014, there were no interlocking relationships where (a) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of the Company; (b) an executive officer served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; or (c) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company.

EXECUTIVE COMPENSATION

Compensation Summary

The following Summary Compensation Table includes information concerning compensation for the named executive officers of the Company for the three year period ended December 31, 2014.

							Change in
							Pension
							Value And
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name	Year	Salary	Bonus(1)	Awards	Awards	Compensation	Earnings	Compensation(2)	Total

Daniel P. Myers	2014	$425,000	$88,000	$511,250	$—	$352,000	$124,853	$18,666	$1,519,769
President	2013	$400,000	$—	$340,008	$—	$305,000	$106,642	$19,297	$1,170,947
Chief Executive Officer	2012	$400,000	$50,000	$1,364,398	$—	$330,000	$212,201	$19,297	$2,375,896

Thomas A. Sa	2014	$285,000	$70,000	$220,997	$—	$155,000	$113,923	$12,874	$857,794
Executive Vice President	2013	$255,000	$15,000	$152,999	$—	$134,000	$85,118	$13,297	$655,414
Chief Financial Officer	2012	$255,000	$30,000	$862,202	$—	$148,000	$79,033	$13,297	$1,387,531
Chief Strategy Officer

Timothy W. Boothe	2014	$260,000	$59,000	$205,989	$—	$141,000	$74,732	$12,874	$753,595
Executive Vice President	2013	$230,000	$15,000	$138,001	$—	$121,000	$55,176	$13,297	$572,474
Chief Operating Officer	2012	$230,000	$25,000	$610,795	$—	$129,000	$54,795	$13,297	$1,062,887

Allen G. Williams	2014	$215,000	$34,000	$128,993	$—	$125,000	$—	$8,321	$511,314
Executive Vice President	2013	$200,000	$15,000	$120,000	$—	$106,000	$—	$8,243	$449,243
Chief Credit Officer	2012	$200,000	$25,000	$514,002	$—	$121,000	$—	$8,243	$868,245

Margaret M. Bradshaw	2014	$215,000	$15,000	$128,993	$—	$120,000	$—	$8,302	$487,295
Executive Vice President	2013	$200,000	$15,000	$120,000	$—	$106,000	$—	$8,297	$449,297
Chief Banking Officer	2012	$200,000	$20,000	$514,002	$—	$115,000	$—	$8,297	$857,300

(1)  For the year ended December 31, 2014, in addition to the performance-based non-equity incentive plan compensation, the Compensation Committee recommended discretionary cash bonuses for the executive officers.  These discretionary recommendations were to recognize achievement beyond stretch level for several corporate and individual performance metrics, and to recognize the effectiveness of work not anticipated in the original performance goals.

(2)  For the year ended December 31, 2014, Mr. Myers’ automobile allowance was $15,000.

The amounts reported for stock awards and option awards in the Summary Compensation Table above reflect the fair market value of the equity awards on the grant date determined in accordance with FASB ASC Topic 718, using the valuation assumptions described in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2015.

Plan-Based Awards

The table below sets forth certain information with respect to non-equity plan-based awards earned by our named executive officers for 2014 performance, as well as equity plan-based awards granted to our named executive officers during the year ended December 31, 2014.

Non-Equity Incentive Plan Awards

Non-equity incentive plan awards represent the estimated range of potential payouts possible under our annual cash incentive compensation plan for performance related to 2014, as described in “Compensation Discussion and Analysis — What Our Compensation Program is Designed to Reward”.  Mr. Myers’ estimated range of potential payouts for target and stretch level performance is 70% and 105% of his base salary, respectively.  Each of the other named executive officers have an estimated range of potential payouts for target and stretch level performance of 45% and 80% of their base salary, respectively.  The actual incentive compensation amounts were approved by the Compensation Committee in January 2015 and are reflected in the Summary Compensation Table.

Equity Incentive Plan Awards

Equity incentive plan awards represent the estimated range of shares potentially issuable to the named executive officers on the date their respective grants were approved by the Board.  Mr. Myers’ estimated range of value for potential stock-based awards for target and stretch performance is 50% and 85% of his base salary, respectively.  Each of the other named executive officers have an estimated range of value for potential stock-based awards at target and stretch level performance of 35% and 60% of their base salary, respectively.  The actual number of shares awarded to an individual is determined based upon the closing price of our common stock on the date the grant is approved by the Board.

During the year ended December 31, 2014, all stock-based awards granted to the named executive officers were in the form of restricted stock.  Each award granted to the named executive officers in 2014 is subject to a three-year cliff vesting schedule from the date of the grant, combined with a performance factor equal to a return on average assets of 0.90% for four consecutive quarters, except for the awards granted to Messrs. Myers, Sa, and Boothe on May 21, 2014 which are subject to a three-year linear vesting schedule from the date of the grant.  These supplemental awards were granted to Messrs. Myers, Sa, and Boothe in exchange for foregoing the inclusion of a 280(G) gross-up provision in their new employment agreements and were based upon a value of $150,000, $50,000, and $50,000, respectively.

The stock awards granted in 2014 are intended to serve the dual purpose of promoting retention and reinforcing the ownership mentality of executive officers.  The performance factor further emphasizes that such grants require future performance for the shares to vest.

The amounts reported in the “Grant Date Fair Value” column reflect the fair market value of the award on the grant date which was based upon the closing price of our common stock on that date.  The grant date fair value will likely vary from the amount actually realized by any named executive officer, which will be based upon a variety of factors including the number of shares that ultimately become vested, the timing of any sale of those shares, and the price of our common stock at time of sale.

Grants of Plan-Based Awards Table

								All Other
								Stock
		Estimated Future			Estimated Future			Awards:
		Payouts Under Non-			Shares Available			Number of	Grant Date
		Equity Incentive			For Equity Incentive			Shares of	Fair Value
	Award	Plan Awards			Plan Awards (1)			Stock or	of Stock
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards

Daniel P. Myers	N/A	$—	$297,500	$446,250	—	—	—	—	$—
President	05/21/14	—	—	—	—	—	—	6,708	$149,991
Chief Executive Officer	09/23/14	—	—	—	—	9,444	16,056	16,056	$361,260

Thomas A. Sa	N/A	$—	$128,250	$228,000	—	—	—	—	$—
Executive Vice President	05/21/14	—	—	—	—	—	—	2,236	$49,997
Chief Financial Officer	09/23/14	—	—	—	—	4,433	7,600	7,600	$171,000

Timothy W. Boothe	N/A	$—	$117,000	$208,000	—	—	—	—	$—
Executive Vice President	05/21/14	—	—	—	—	—	—	2,236	$49,997
Chief Operating Officer	09/23/14	—	—	—	—	4,044	6,933	6,933	$155,993

Allen G. Williams	N/A	$—	$96,750	$172,000	—	—	—	—	$—
Executive Vice President	09/23/14	—	—	—	—	3,344	5,733	5,733	$128,993
Chief Credit Officer

Margaret M. Bradshaw	N/A	$—	$96,750	$172,000	—	—	—	—	$—
Executive Vice President	09/23/14	—	—	—	—	3,344	5,733	5,733	$128,993
Chief Banking Officer

(1)  Equity Incentive Plan award opportunity based upon a closing price of $22.50 for the Company’s common stock on 09/23/14, respectively.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information with respect to the value of all outstanding equity grants previously awarded to our named executive officers as of December 31, 2014.

	Equity Incentive Plan Awards
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un- exercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Daniel P. Myers	18,000	—	—	$14.80	06/16/15	26,984	$603,902	—	$—
President	18,710	—	—	$22.49	10/19/16	65,000	$1,454,700	—	$—
Chief Executive Officer	22,040	—	—	$22.30	10/18/17	19,814	$443,437	—	$—
						6,708	$150,125	—	$—
						16,056	$359,333	—	$—

Thomas A. Sa	7,000	—	—	$14.80	06/16/15	12,143	$271,760	—	$—
Executive Vice President	13,470	—	—	$22.49	10/19/16	45,000	$1,007,100	—	$—
Chief Financial Officer	10,580	—	—	$22.30	10/18/17	8,916	$199,540	—	$—
Chief Strategy Officer						2,236	$50,042	—	$—
						7,600	$170,088	—	$—

Timothy W. Boothe	7,000	—	—	$14.80	06/16/15	10,952	$245,106	—	$—
Executive Vice President	13,470	—	—	$22.49	10/19/16	30,000	$671,400	—	$—
Chief Operating Officer	10,580	—	—	$22.30	10/18/17	8,042	$179,980	—	$—
						2,236	$50,042	—	$—
						6,933	$155,161	—	$—

Allen G. Williams	15,000	—	—	$5.10	02/19/19	9,524	$213,147	—	$—
Executive Vice President						25,000	$559,500	—	$—
Chief Credit Officer						6,993	$156,503	—	$—
						5,733	$128,305	—	$—

Margaret M. Bradshaw	7,500	—	—	$4.80	03/19/19	9,524	$213,147	—	$—
Executive Vice President						25,000	$559,500	—	$—
Chief Banking Officer						6,993	$156,503	—	$—
						5,733	$128,305	—	$—

The exercise price for each of the above stock option grants is equal to the closing market price on the grant date and the fair market value for each of the above restricted stock grants is based upon the closing market price on December 31, 2014.  Each stock option award vests in equal installments over a four-year period.  Each restricted stock grant awarded prior to 2011 vests in one installment five years after the grant date.

Option Exercises and Stock Vested Table

The following table includes certain information with respect to the options exercised by the named executive officers named above during the year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Daniel P. Myers	—	$—	24,698	$583,614
President			17,540	$421,135
Chief Executive Officer

Thomas A. Sa	8,000	$76,400	22,228	$525,248
Executive Vice President			12,070	$289,801
Chief Financial Officer
Chief Strategy Officer

Timothy W. Boothe	—	$—	17,563	$415,013
Executive Vice President			10,100	$242,501
Chief Operating Officer

Allen G. Williams	10,000	$186,400	16,685	$394,267
Executive Vice President			11,930	$286,439
Chief Credit Officer

Margaret M. Bradshaw	—	$—	16,685	$394,267
Executive Vice President			10,380	$249,224
Chief Banking Officer

Supplemental Executive Retirement Plan

As discussed above, retention of our key employees is an important element in the consistency and continuity of the execution of our strategy.  Unexpected turnover in key executive positions can be disruptive and is a potential threat to the Company’s progress.  Each of the named executives is eligible to participate in a SERP that is designed to reward long-term contribution to the Company.  Under the SERP, after achieving defined length of service and vesting thresholds, each executive will receive fifteen annual payments upon reaching retirement.  The retirement payment is based on the average base salary of the employee in the last three years of service.  The level of the retirement payment increases at a rate of four percent of base salary per year, cumulatively, until reaching a level of 60% after fifteen years of service.  In addition, the executive becomes vested in the benefit over a period of ten years of continuous service.  We believe that the SERP is a key element of our executive retention strategy.  As of December 31, 2014, Mr. Williams and Ms. Bradshaw had not participated in this SERP.

The table below sets forth information concerning the SERP for each of our named executive officers as of December 31, 2014.

		Number	Present	Payments
		Of Years	Value Of	During
	Plan	Credited	Accumulated	Last Fiscal
Name	Name	Service	Benefit	Year

Daniel P. Myers	Bridge Bank	15	$1,150,897	$—
President	Supplemental Executive
Chief Executive Officer	Retirement Plan

Thomas A. Sa	Bridge Bank	14	$633,481	$—
Executive Vice President	Supplemental Executive
Chief Financial Officer	Retirement Plan
Chief Strategy Officer

Timothy W. Boothe	Bridge Bank	14	$402,066	$—
Executive Vice President	Supplemental Executive
Chief Operating Officer	Retirement Plan

Allen G. Williams	Bridge Bank	0	$—	$—
Executive Vice President	Supplemental Executive
Chief Credit Officer	Retirement Plan

Margaret M. Bradshaw	Bridge Bank	0	$—	$—
Executive Vice President	Supplemental Executive
Chief Banking Officer	Retirement Plan

Nonqualified Deferred Compensation Plan

Each named executive officer is eligible to participate in an unfunded nonqualified deferred compensation plan.  Participating executives may elect to defer portions of his or her compensation as follows:  i) up to 50% of base salary annually; and/or ii) up to 100% of annual incentive compensation.  Additionally, the Compensation Committee has the discretion to authorize employer contributions to a participant’s account.  The outstanding balance in a participant’s account accrues interest at an annual rate equal to the 5-year Treasury constant maturity plus 100 basis points, as of January 1st for each applicable year.  Deferred amounts and their earnings become distributable in a lump sum or installments upon termination of employment.  As of December 31, 2014, Mr. Williams and Ms. Bradshaw were the only participants in this plan.

The table below sets forth information concerning the nonqualified deferred compensation plan for each of our named executive officers as of December 31, 2014.

	Executive	Registrant	Aggregate		Aggregate
	Contributions	Contributions	Earnings		Balance
	In Last	In Last	In Last	Aggregate	At Last
	Fiscal	Fiscal	Fiscal	Withdrawals/	Fiscal
Name	Year	Year	Year	Distributions	Year End

Daniel P. Myers	$—	$—	$—	$—	$—
President
Chief Executive Officer

Thomas A. Sa	$—	$—	$—	$—	$—
Executive Vice President
Chief Administrative Officer
Chief Financial Officer

Timothy W. Boothe	$—	$—	$—	$—	$—
Executive Vice President
Chief Operating Officer

Allen G. Williams	$—	$50,000	$6,020	$—	$265,050
Executive Vice President
Chief Credit Officer

Margaret M. Bradshaw	$—	$50,000	$6,020	$—	$265,050
Executive Vice President
Chief Banking Officer

Employment and Severance Arrangements

Employment Agreements

Daniel P. Myers - We entered into an employment agreement with Daniel P. Myers, President, Chief Executive Officer and a director of the Company and the Bank, effective May 20, 2014.  The employment agreement has a term of three years with automatic one-year extensions unless notice of termination is given.  The employment agreement provides for an initial annual salary of $425,000, which may be increased or decreased annually in the discretion of our Board of Directors, participation rights in any formalized bonus and incentive plans as determined by our Board of Directors and future grants of equity awards as may approved by our Board of Directors.  The agreement provides Mr. Myers with an automobile allowance plus fuel costs, a fitness club membership, a social club membership and other club memberships as may be permitted in the Board of Directors’ discretion.  Mr. Myers receives medical, dental, life and disability insurance and reimbursement of financial consulting fees within specified limits.  The agreement provides for potential payments upon termination or change-in-control, the details of which are discussed below.

All Other Named Executive Officers - We also entered into employment agreements with each of our other named officers effective May 20, 2014.  Each employment agreement has a term of three years with automatic one-year extensions unless notice of termination is given.  Each employment agreement provides for an initial annual salary, which may be increased or decreased annually in the discretion of our Board of Directors, the right to participate in any formalized bonus and incentive plans as determined by our Board of Directors and future grants of equity awards as may be approved by our Board of Directors.  The named officers also receive an automobile allowance, medical, dental, life and disability insurance and reimbursement of financial consulting fees within specified limits.  The agreements also provide the employees potential payments upon termination or change-in-control, the details of which are discussed below.

Severance Agreements

The employment agreements of the executive officers provide for severance payments in case of termination in certain circumstances including a change in control of the Company.  The following is a discussion of the severance and change in control provisions.

Mr. Myers - In the event of termination without cause (or his resignation for good reasons defined in his employment agreement) and without a change in control, Mr. Myers is entitled to receive severance benefits consisting of (i) a cash payment in an amount equal to two times his (A) annual base salary during the year the termination occurs and (B) average annual bonus or incentive compensation amount paid in the three year period immediately preceding the termination, (ii) acceleration of vesting of any outstanding stock awards, and (iii) continuation of group insurance coverage for 24 months.  These payments and the value of these benefits would be estimated to total $4.8 million at December 31, 2014.

In the event of a change in control that results in (i) Mr. Myers’ employment being terminated or, (ii) without his consent, any material adverse change in the nature and scope of his position, authorities, responsibilities, duties, or a change of twenty miles or more in his location of employment, or any material reduction in base salary, incentive compensation or other benefits, or (iii) any event which reasonably constitutes a demotion, significant diminution or constructive termination (by resignation or otherwise) of Mr. Myers’ employment, Mr. Myers is entitled to receive severance benefits consisting of (i) a cash payment in an amount equal to two and ninety-nine one-hundredths (2.99) times his (A) annual base salary during the year the termination occurs and (B) average annual bonus or incentive compensation amount paid in the three-year period immediately preceding the termination, (ii) acceleration of vesting of any outstanding stock awards, and (iii) continuation of group insurance coverage for 36 months.  These payments and the value of these benefits would be estimated to total $5.7 million at December 31, 2014.

All Other Named Executive Officers - Each of the other named executive officers are, in the event of termination without cause (or the employee’s resignation for good reasons defined) and without a change in control, entitled to receive severance benefits consisting of (i) a cash payment in an amount equal to one (1) times his/her (A) annual base salary during the year the termination occurs and (B) average annual bonus or incentive compensation amount paid in the three-year period immediately preceding the termination, (ii) acceleration of vesting of any outstanding stock awards, and (iii) continuation of group insurance coverage for 12 months.  At December 31, 2014, these payments and the value of these benefits would be estimated to total $2.2 million for Mr. Sa, $1.8 million for Mr. Boothe, $1.7 million for Mr. Williams, and $1.6 million for Ms. Bradshaw.

Each of the other named executive officers are entitled to certain benefits if, as a result of a change in control, (i) his/her employment is terminated or, (ii) without his/her consent, there is any material adverse change in the nature and scope of his/her position, authorities, responsibilities, duties, or a change of twenty miles or more in his/her location of employment, or any material reduction in base salary, incentive compensation or other benefits, or (iii) there is any other event which reasonably constitutes a demotion, significant diminution or constructive termination (by resignation or otherwise) of his or her employment.  In such a case, each of the other named executive officers would be entitled to receive severance benefits consisting of (i) a cash payment in an amount equal to two (2.0) times his/her (A) annual base salary during the year the termination occurs and (B) average annual bonus or incentive compensation amount paid in the three-year period immediately preceding the termination, (ii) acceleration of vesting of any outstanding stock awards, and (iii) continuation of group insurance coverage for 24 months.  At December 31, 2014, these payments and the value of these benefits would be estimated to total $2.7 million for Mr. Sa, $2.3 million for Mr. Boothe, $2.1 million for Mr. Williams, and $1.9 million for Ms. Bradshaw.

DIRECTOR COMPENSATION

The following table sets forth the amounts earned by each of our non-employee directors during the year ended December 31, 2014:

					Change in
					Pension Value And
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	Or Paid In	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Lawrence Owen Brown	$52,000	$20,000	$—	$—	$—	$—	$72,000

Howard N. Gould	$44,000	$20,000	$—	$—	$—	$—	$64,000

Dr. Francis J. Harvey	$46,000	$20,000	$—	$—	$—	$—	$66,000

Allan C. Kramer, M.D.	$65,000	$25,000	$—	$—	$—	$—	$90,000

Robert P. Latta	$46,000	$20,000	$—	$—	$—	$—	$66,000

Christopher B. Paisley	$46,000	$20,000	$—	$—	$—	$—	$66,000

Terry Schwakopf	$40,000	$20,000	$—	$—	$—	$—	$60,000

Barry A. Turkus	$46,000	$20,000	$—	$—	$—	$—	$66,000

We compensate directors for their service on the Board according to responsibility.  Each non-employee director received an annual cash retainer as follows:  $60,000 for the Chairman of the Board; and $40,000 for all other members of the Board.  Committee Chairmen received an additional annual cash retainer as follows:  $6,000 for the Compensation, Loan, and Audit Committees; and $4,000 for the Finance and Corporate Governance and Nominating Committees.  Additionally, members of the Loan Committee received an annual cash retainer of $6,000.

Each non-employee director also receives an annual value-based restricted stock award to promote an ownership mentality that aligns the non-employee director’s interest with the interests of our shareholders.  Based upon previously benchmarked data, the value of the equity awards granted in 2014 was as follows:  $25,000 for the Chairman; and $20,000 for all other non-employee directors.  The awards granted to non-employee directors in 2014 are subject to a four-year linear vesting schedule from the date of the grant.

The amounts reported for stock awards and stock options in the Director Compensation Table above reflect the fair market value of the equity awards on the grant date determined in accordance with FASB ASC Topic 718, using the valuation assumptions described in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2014.

As of December 31, 2014 the aggregate number of restricted stock awards outstanding for each non-employee director was as follows:  Lawrence Owen Brown, 2,042; Howard N. Gould, 3,920; Dr. Francis Harvey, 1,327; Allan C. Kramer, M.D,. 2,893; Robert P. Latta, 1,327; Christopher B. Paisley, 1,327; Terry Schwakopf 2,317; and Barry A. Turkus, 4,042.

As of December 31, 2014 the aggregate number of option awards outstanding for each non-employee director was as follows:  Lawrence Owen Brown, 20,659; Howard N. Gould, 2,646; Dr. Francis J. Harvey, 23,420; Allan C. Kramer, M.D., 22,500; Robert P. Latta, 25,420; Christopher B. Paisley, 16,011; Terry Schwakopf, 15,000; and Barry A. Turkus, 17,659.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS

The following table sets forth information as of April 15, 2015 as to common stock (the only class of the Company’s stock outstanding) beneficially owned by each of directors and the executive officer named in the Summary Compensation Table included in Item 11, as well as all directors and current executive officers of the Company as a group.  Ownership information is based upon information furnished by the respective individuals and, in accordance with SEC rules, includes shares of our common stock that the director or officer has the right to acquire within 60 days of April 15, 2015.

			Amount and
	Name of		Nature of
Title of	Beneficial	Relationship	Beneficial		Percent of
Class	Owner	To Bank	Ownership		Class

Common	Timothy W. Boothe	Executive Vice President	133,062	(1)	0.83%
		Chief Operating Officer

Common	Margaret Bradshaw	Executive Vice President	76,601	(2)	0.48%
		Chief Banking Officer

Common	Lawrence Owen Brown	Director	42,975	(3)	0.27%

Common	Howard N. Gould	Director	4,926,117	(4)	30.91%

Common	Dr. Francis J. Harvey	Director	49,922	(5)	0.31%

Common	Allan C. Kramer, M.D.	Director and Chairman	284,246	(6)	1.78%

Common	Robert Latta	Director	54,360	(7)	0.34%

Common	Daniel P. Myers	Director	292,389	(8)	1.83%
		President
		Chief Executive Officer

Common	Chris Paisley	Director	15,763	(9)	0.10%

Common	Thomas A. Sa	Director	179,228	(10)	1.12%
		Executive Vice President
		Chief Financial Officer
		Chief Strategy Officer

Common	Terry Schwakopf	Director	24,697	(11)	0.15%

Common	Barry A. Turkus	Director	93,218	(12)	0.58%

Common	Allen G. Williams	Executive Vice President Chief Credit Officer	73,806	(13)	0.46%

All Directors and Executive Officers as a Group (13 persons)			6,246,384	(14)	39.20%

(1)              Includes 31,050 shares of common stock subject to stock options exercisable within 60 days.

(2)              Includes 7,500 shares of common stock subject to stock options exercisable within 60 days.

(3)              Includes 20,659 shares of common stock subject to stock options exercisable within 60 days.

(4)              Includes 4,906,928 shares held by three investment funds of which Carpenter Fund Manager GP, LLC is the general partner.  Mr. Gould serves as one of five Managing Members of Carpenter Fund Manager GP, LLC and as such shares voting and investment power with respect to these shares.  Mr. Gould disclaims beneficial ownership of these shares.  Includes 1,984 shares of common stock subject to stock options exercisable within 60 days.

(5)              Includes 21,700 shares of common stock subject to stock options exercisable within 60 days.

(6)              Includes 209,350 shares as Trustee of the Kramer Family Trust, 50,885 shares as Trustee of the Kramer Group Retirement Plan, and 22,500 shares of common stock subject to stock options exercisable within 60 days.

(7)              Includes 23,700 shares of common stock subject to stock options exercisable within 60 days.

(8)              Includes 8,200 shares held as custodian for minor children and 58,750 shares of common stock subject to stock options exercisable within 60 days.

(9)              Includes 10,541 shares of common stock subject to stock options exercisable within 60 days.

(10)       Includes 31,050 shares of common stock subject to stock options exercisable within 60 days.

(11)       Includes 15,000 shares of common stock subject to stock options exercisable within 60 days.

(12)       Includes 17,659 shares of common stock subject to stock options exercisable within 60 days.

(13)       Includes 15,000 shares of common stock subject to stock options exercisable within 60 days.

(14)       Includes 277,093 shares of common stock subject to stock options exercisable within 60 days.

Principal Shareholders

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of December 31, 2014 by those shareholders known by the Company to own more than 5% of the outstanding Common Stock of the Company.  Each shareholder’s ownership percentage is based on 15,970,506 shares of common stock outstanding as of December 31, 2014. We know of no persons other than those entities described below which beneficially own more than 5% of our outstanding common stock as of April 15, 2015.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percent of Class Owned
Carpenter Fund Manager, GP (1) 5 Park Place, Suite 950 Irvine, California 92614	4,906,928	31.0%

Wellington Management Group LLP (2) c/o Wellington Management Company LLP 280 Congress Street Boston, Massachusetts 02210	1,455,727	9.1%

Endicott Management Co. (3) 360 Madison Avenue, 21st Floor New York, New York 10017	1,433,304	9.0%

(1)  Based on our records and information reported on a Schedule 13D/A as filed with the Securities and Exchange Commission on January 28, 2011.  Carpenter Fund Manager GP, LLC holds investment and voting authority over these shares as the general partner of the three Carpenter Community BancFunds, which are the holders of record of these shares.  Howard Gould, a director of the Company, is a Managing Member of Carpenter Fund Manager GP, LLC and is also deemed to beneficially own these shares as indicated in the section entitled Share Ownership of Management, above.  While Carpenter Fund Manager GP, LLC and Mr. Gould are deemed to be beneficial owners of such securities for purposes of the reporting requirements of the Securities Exchange Act of 1934, each has expressly disclaimed that it is, in fact, the beneficial owner of such securities.

(2) Based solely on information reported on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2015.

(3)  Based solely on information reported on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2012.  These securities are owned by Endicott Opportunity Partners III, L.P.

Proposed Merger

As reported in our Current Reports on Form 8-K filed with the Commission on March 10 and 13, 2015, we have entered into a Merger Agreement, pursuant to which the Company would merge with and into Western Alliance Bancorporation.  Our Board of Directors has unanimously approved the Merger Agreement and the proposed merger with Western Alliance Bancorporation.  Each member of our Board of Directors, certain of our executive officers and Carpenter Fund Manager G.P., LLC has entered into a support agreement with Western Alliance Bancorporation in which he, she or it agrees to vote all of his, her or its shares of the Company’s common stock in favor of the transaction.

EQUITY INCENTIVE PLAN INFORMATION

The following table summarizes information about our equity incentive plans by type as of December 31, 2014.

Plan Category	Stock Based Awards Outstanding	Weighted Average Grant/ Exercise Price	Shares Available for Future Issuance

Approved by security holders	1,864,228	$15.64	785,984

Not approved by security holders	—	$—	—

Total	1,864,228	$15.64	785,984

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Compensation Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions, except for lending relationships described below.

Certain Transactions

There are no existing or proposed material interests or transactions between the Company and/or any of our officers or directors outside the ordinary course of the Company’s business.

Indebtedness of Management

It is anticipated that our directors and officers, and their affiliates and family members, will have banking transactions with the Bank in the ordinary course of business.  Any such loans and commitments to lend will be made in accordance with all applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness.

Board Independence

Our Board has determined that each of the following members of the Company’s Board of Directors is independent under the rules of Nasdaq governing the independence of directors:

Lawrence Owen Brown

Howard N. Gould

Dr. Francis J. Harvey

Allan C. Kramer, M.D.

Robert P. Latta

Christopher B. Paisley

Terry Schwakopf

Barry A. Turkus

Therefore, a majority of our ten directors are independent, as required by the Nasdaq rules.

Item 14.  Principal Accounting Fees and Services

The Audit Committee of our Board of Directors selected the firm of Vavrinek, Trine, Day & Co., LLP as its independent public accountants for the 2014 fiscal year.  Our shareholders ratified that selection at our 2014 annual meeting of shareholders.  Vavrinek, Trine, Day & Co., LLP has no interest, financial or otherwise, in the Company.

The following table presents a summary of fees paid to Vavrinek, Trine, Day & Co. for audit and tax-related fees during the years ended December 31, 2014 and 2013:

	2014	2013

Audit fees (1)	$215,000	$208,250

Audit-related fees (2)	$—	$—

Tax Fees (3)	$—	$—

All other fees (4)	$—	$—

Total	$215,000	$208,250

(1)                     The audit services included an audit of the Company’s annual financial statements for the years ended December 31, 2014 and 2013, quarterly reviews of the Company’s interim financial statements during those periods, and an audit of the Company’s internal controls over financial reporting for the years ended December 31, 2014 and 2013..

(2)                     Services include assurance and related services by the auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)                     Services include tax compliance (preparation of tax returns).

(4)                     Services include other services (and products) provided by the auditors, other than the services reported above in this table.

All non-audit services provided by the auditors are subject to pre-approval by our Audit Committee.  During the fiscal years ended December 31, 2014 and 2013, Vavrinek, Trine, Day & Co., LLP provided professional services only in connection with the audit of our financial statements for the years ending December 31, 2014 and 2013 and gave the Company’s Board of Directors a post-audit briefing.

Report of Audit Committee

The Audit Committee of the Bridge Capital Holdings Board of Directors is composed of four (4) independent directors and operates under a written charter adopted by the Board of Directors.  The members of the Audit Committee are Christopher B. Paisley as Chair, Robert P. Latta, Terry Schwakopf, and Barry A. Turkus.  The Audit Committee selects the Company’s independent accountants.  The Audit Committee’s charter is posted on our website at www.bridgebank.com.

Management is responsible for the Company’s internal controls and the financial reporting process.  The independent accountants, Vavrinek, Trine, Day & Co. LLP, are responsible for performing an independent audit of the Company’s consolidated financial statements and internal control in accordance with the standards of the Public Company Accounting Oversight Board and to issue a report thereon.  The Audit Committee’s responsibility is to monitor and oversee these processes.

In this context, the Audit Committee has met and held discussions with management and Vavrinek, Trine, Day & Co. LLP. Management represented to the Audit Committee that the Company’s consolidated financial statements for the year ended December 31, 2014 were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed these consolidated financial statements with management and Vavrinek, Trine, Day & Co. LLP. The Audit Committee discussed with Vavrinek, Trine, Day & Co. LLP matters required to be discussed by Statement on Auditing Standards No. 114 (Communication with Audit Committees).

Vavrinek, Trine, Day & Co. LLP also provided to the Audit Committee the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with Vavrinek, Trine, Day & Co. LLP that firm’s independence. We have considered whether the provision of services by Vavrinek, Trine, Day & Co. LLP not related to the audit of the financial statements referred to above and to the reviews of interim financial statements included in the Company’s 10-Q for the quarters ended March 31, June 30 and September 30, 2014, is compatible with maintaining Vavrinek, Trine, Day & Co. LLP’s independence.

Based on the Audit Committee’s discussion with management and Vavrinek, Trine, Day & Co. LLP and the Audit Committee’s review of the representation of management and the report of Vavrinek, Trine, Day & Co. LLP to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities Exchange Commission.

Respectfully submitted by the Audit Committee,

Christopher B. Paisley (Chairman), Robert P. Latta, Terry Schwakopf, and Barry A. Turkus.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (3)               Exhibits. The exhibit list required by this item is incorporated by reference to the accompanying Exhibit Index filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGE CAPITAL HOLDINGS

Date:	April 17, 2015	By:	/s/ Daniel P. Myers
Daniel P. Myers, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	April 17, 2015	By:	/s/ Thomas A. Sa
Thomas A. Sa, Executive Vice President
and Chief Financial Officer
(Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Lawrence Owen Brown	Director	April 17, 2015
Lawrence Owen Brown

/s/Howard N. Gould	Director	April 17, 2015
Howard Gould

/s/Dr. Francis J. Harvey	Director	April 17, 2015
Dr. Francis J. Harvey

Chairman
/s/Allan C. Kramer, M.D.	Director	April 17, 2015
Allan C. Kramer, M.D.

/s/Robert P. Latta	Director	April 17, 2015
Robert Latta

President
Chief Executive Officer
/s/Daniel P. Myers	Director	April 17, 2015
Daniel P. Myers	(Principal Executive Officer)

/s/Christopher B. Paisley	Director	April 17, 2015
Christopher B. Paisley

/s/Terry S. Schwakopf	Director	April 17, 2015
Terry S. Schwakopf

/s/Barry A. Turkus	Director	April 17, 2015
Barry A. Turkus
Executive Vice President
Chief Financial Officer
/s/Thomas A. Sa	Director	April 17, 2015
Thomas A. Sa	(Principal Financial
and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350