Form 10-Q
period 2015-03-31
Bridge Capital Holdings
filed 2015-05-11
CIK 1304740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of Common Stock outstanding as of May 1, 2015:  15,947,284

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Balance Sheets

(dollars in thousands)

	(unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$29,969	$21,950
Federal funds sold	121,028	75,420
Total cash and equivalents	150,997	97,370

Interest bearing deposits in other banks	326	326
Investment securities:
Available for sale	320,024	352,243
Held to maturity	12,563	12,922
Total investment securities	332,587	365,165
Loans, net of allowance for credit losses of $22,565 at March 31, 2015 and $22,305 at December 31, 2014	1,329,888	1,283,364
Premises and equipment, net	2,362	2,504
Other real estate owned	22	23
Accrued interest receivable	5,178	4,989
Other assets	60,839	60,381
Total assets	$1,882,199	$1,814,122

LIABILITIES
Deposits:
Demand noninterest-bearing	$1,132,231	$1,051,357
Demand interest-bearing	14,362	15,492
Money market and savings	472,475	450,873
Time	36,777	31,823
Total deposits	1,655,845	1,549,545

Junior subordinated debt securities	17,527	17,527
Other borrowings	—	40,000
Accrued interest payable	9	8
Other liabilities	16,194	19,935
Total liabilities	1,689,575	1,627,015

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, no par value; 30,000,000 shares authorized; 15,940,819 shares issued and outstanding at March 31, 2015; 15,970,506 shares issued and outstanding at December 31, 2014;	117,731	117,321
Retained earnings	73,461	69,547
Accumulated other comprehensive income (loss)	1,432	239
Total shareholders’ equity	192,624	187,107
Total liabilities and shareholders’ equity	$1,882,199	$1,814,122

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2015	2014
INTEREST INCOME:
Loans	$19,596	$17,047
Federal funds sold	73	78
Investment securities	1,792	1,502
Total interest income	21,461	18,627

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	1	1
Money market and savings	208	277
Certificates of deposit	50	60
Other	255	269
Total interest expense	514	607

Net interest income	20,947	18,020
Provision for credit losses	—	500
Net interest income after provision for credit losses	20,947	17,520

NON-INTEREST INCOME:
Service charges on deposit accounts	995	916
International fee income	841	761
Gain on sale of SBA loans	195	213
Gain on sale of securities	306	5
Other non interest income	936	853
Total non-interest income	3,273	2,748

OPERATING EXPENSES:
Salaries and benefits	10,620	9,015
Premises and fixed assets	1,272	1,238
Merger related expenses	1,191	—
Other operating expenses	4,261	3,794
Total operating expenses	17,344	14,047

Income before income taxes	6,876	6,221
Income taxes	2,962	2,505
Net income	$3,914	$3,716

Basic income per share	$0.26	$0.25
Diluted income per share	$0.25	$0.24
Average common shares outstanding	14,900,669	14,646,573
Average common and equivalent shares outstanding	15,643,440	15,462,649

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three months ended
	March 31,
	2015	2014

NET INCOME	$3,914	$3,716

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available-for-sale	2,170	1,400
Related tax benefit (expense)	(897)	(574)
Reclassification adjustment for realized (gains) on securities (1)	(306)	(5)
Related tax expense	132	2
Unrealized gains on supplemental executive retirement plan	13	13
Related tax (expense)	(5)	(5)
Unrealized gains on cash flow hedges	143	160
Related tax (expense)	(57)	(64)
Other comprehensive income (loss), net of tax	$1,193	$927

COMPREHENSIVE INCOME	$5,107	$4,643

(1) Amounts are included in net gains on sale of securities on the Consolidated Statements of Operations in total non-interest income.

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,914	$3,716
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	500
Depreciation and amortization	247	305
Write down of other real estate owned	1	8
Net (gain) on sale of loans	(195)	(213)
Deferred income tax (credit)	(827)	(654)
Stock based compensation	1,028	903
Loans originated for sale	(8,663)	(10,080)
Proceeds from loan sales	2,859	3,158
Net (gain) on sale of securities	(306)	(5)
(Increase) decrease in accrued interest receivable and other assets	(647)	(2,782)
Increase in accrued interest payable and other liabilities	(3,584)	(2,376)
Net cash provided by used in operating activities	(6,173)	(7,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	—	(8,794)
Proceeds from sale of available for sale and trading securities	22,681	22,193
Proceeds from maturity of securities available for sale	12,067	13,852
Net increase in loans	(40,525)	(59,799)
Purchase of fixed assets	(105)	(1,074)
Net cash used in investing activities	(5,882)	(33,622)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	106,300	9,864
Proceeds from issuance of common stock	99	626
Purchase of treasury stock	(717)	(1,162)
Increase (decrease) in other borrowings	(40,000)	—
Net cash provided by financing activities	65,682	9,328

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS:	53,627	(31,814)
Cash and equivalents at beginning of period	97,370	186,337
Cash and equivalents at end of period	$150,996	$154,523

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$534	$615
Cash paid for income taxes	$3,600	$5,700

The accompanying notes are an integral part of the financial statements.

BRIDGE CAPITAL HOLDINGS AND SUBSIDIARY

Notes to Interim Consolidated Financial Statements (Unaudited)

1.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Bridge Capital Holdings and Bridge Bank, N.A. (the Company) have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC.  The interim financial data as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to SEC rules and regulations; however, the Company believes the disclosures made are adequate to ensure that the information presented is not misleading.  Results of operations for the quarters ended March 31, 2015 and 2014, respectively, are not necessarily indicative of full year results.

The comparative balance sheet information as of December 31, 2014 is derived from the audited financial statements; however, it does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2015-04, Compensation — Retirement Benefits (“Topic 715”), The amendments in this Update would provide a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity’s fiscal year-end. ASU No. 2015-04 is effective for the first interim or annual period beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Financial Accounting Standards Board Accounting Standards Update (FASB ASU) 2015-01, Income Statement — Extraordinary and Unusual Items (“Subtopic 225-20”)  — The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU No. 2015-01 is effective for the first interim or annual period beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Stock-Based Compensation

The Company has adopted guidance issued by the FASB that clarifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.  The Company recorded $1.0 million ($641,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2015, and recorded $903,000 ($570,000 net of tax) of stock-based compensation expense during the three months ended March 31, 2014, as a result of the adoption of the guidance issued by the FASB.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2015 and December 31, 2014.  As of March 31, 2015, $10.8 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.1 years.

Comprehensive Income

The Company has adopted accounting guidance issued by the FASB that requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Other comprehensive earnings include an adjustment to fully recognize the liability associated with the supplemental executive retirement plan, unrealized gains and losses, net of tax, on cash flow hedges, and unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.  The Company had accumulated other comprehensive income totaling $1.4 million, net of tax, as of March 31, 2015 and accumulated other comprehensive income totaling $239,000, net of tax, as of December 31, 2014.

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

	Three months ended
(dollars in thousands,	March 31,
except per share amounts)	2015	2014

Net income	$3,914	$3,716

Weighted average shares:
Basic common shares	14,900,669	14,646,573
Diluted potential common shares related to stock options and restricted stock	742,771	816,076
Total average common equivalent shares	15,643,440	15,462,649

Basic earnings per share	$0.26	$0.25
Diluted earnings per share	$0.25	$0.24

There were 199,000 and 240,446 options to acquire common stock (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic earnings per share in the future that were not included           in the computation of diluted earnings per share for the three months ended March 31, 2015 and March 31, 2014, respectively, because to do so would have been anti-dilutive.

3.             Securities

As of March 31, 2015 and December 31, 2014, the Company had securities available for sale of $320.0 million and $352.2 million, respectively, and securities held to maturity of $12.6 million and $12.9 million, respectively.  The securities classified as held to maturity were being held for purposes of the Community Reinvestment Act.

The amortized cost and approximate fair values of securities as of March 31, 2015 and December 31, 2014 are as follows:

	As of March 31, 2015
		Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$51,410	$574	$(133)	$51,851
Mortgage backed securities	235,216	3,642	(1,112)	237,746
Corporate bonds	27,974	117	(9)	28,082
Municipal bonds	2,434	—	(89)	2,345
Total debt securities	317,034	4,333	(1,343)	320,024

Total securities available for sale	$317,034	$4,333	$(1,343)	$320,024

Securities held to maturity
Debt securities:
Mortgage backed securities	$12,563	$270	$—	$12,833
Total debt securities	12,563	270	—	12,833

Total securities held to maturity	$12,563	$270	$—	$12,833

Trading securities	$—	$—	$—	$—

Total investment securities	$329,597	$4,603	$(1,343)	$332,857

	As of December 31, 2014
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities:
U.S. government agencies	$58,873	$304	$(589)	$58,588
Mortgage backed securities	261,931	3,375	(2,081)	263,225
Corporate bonds	28,002	88	(13)	28,077
Municipal bonds	2,435	—	(83)	2,353
Total debt securities	351,241	3,767	(2,766)	352,243

Total securities available for sale	$351,241	$3,767	$(2,766)	$352,243

Securities held to maturity
Debt securities:
Mortgage backed securities	$12,922	$301	$—	$13,222

Total securities held to maturity	$12,922	$301	$—	$13,222

Total investment securities	$364,163	$4,068	$(2,766)	$365,465

The scheduled maturities of investment securities at March 31, 2015 and December 31, 2014 were as follows:

Maturity of investment securities portfolio

	March 31, 2015
	Amortized	Fair
(dollars in thousands)	Cost	Value
Securities available for sale
Due in one year or less	$4,865	$4,858
Due after one year through five years	59,699	60,443
Due after five years through ten years	95,836	97,112
Due after ten years	156,634	157,611
Total securities available for sale	317,034	320,024

Securities held to maturity
Due in one year or less	$6,623	$6,632
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	5,940	6,201
Total securities held to maturity	12,563	12,833

Total investment securities	$329,597	$332,857

	December 31, 2014
	Amortized	Fair
(dollars in thousands)	Cost	Value

Securities available for sale	$3,752	$3,753
Due after one year through five years	71,779	72,591
Due after five years through ten years	110,893	110,894
Due after ten years	164,817	165,005
Total securities available for sale	351,241	352,243

Securities held to maturity
Due in one year or less	$6,711	$6,716
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	6,211	6,506
Total securities held to maturity	12,922	13,222

Total investment securities	$364,163	$365,465

As of March 31, 2015 and December 31, 2014, no investment securities were pledged as collateral.  As of March 31, 2015, $733,000 in unrealized losses was attributable to forty-four securities that had been in an unrealized loss position for less than 12 months.  As of December 31, 2014, $1.6 million in unrealized losses was attributable to sixty-four securities that had been in an unrealized loss position for less than 12 months. The unrealized losses were primarily due to the impact of long-term interest rates on the value of the mortgage-based investment securities. Because the Company had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, $610,000 in unrealized losses was attributable to twenty-one securities that had been in an unrealized loss position for greater than 12 months.  As of December 31, 2014, $1.2 million in unrealized losses was attributable to twenty-nine securities that had been in an unrealized loss position for greater than 12 months.  These unrealized losses, which had been in an unrealized loss position for one year or longer as of March 31, 2015 and December 31, 2014, were caused by market interest rate increases subsequent to the purchase of the securities or price fluctuations driven by volatility of the housing market conditions.  Because the Company had the ability to hold these investments and doesn’t intend to sell these investments until a recovery in fair value, which may be maturity, these investments were not considered to be other-than-temporarily impaired as of March 31, 2015 and December 31, 2014, respectively.

4.                                      Loans

The balances in the various loan categories are as follows as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(dollars in thousands)	2015	2014

Commercial	$843,096	$785,360
Real estate construction	65,380	71,673
Land loans	14,536	15,890
Real estate other	146,597	139,624
Factoring and asset based	156,806	167,513
SBA	125,075	124,180
Other	6,625	7,073
Total gross loans	1,358,115	1,311,313
Unearned fee income	(5,662)	(5,644)
Total loan portfolio	1,352,453	1,305,669
Less allowance for credit losses	(22,565)	(22,305)
Loans, net	$1,329,888	$1,283,364

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

The following table summarizes the credit quality of the loan portfolio, based upon internally assigned risk ratings, as of March 31, 2015 and December 31, 2014.

	March 31, 2015
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$828,034	$9,204	$2,861	$2,997	$843,096
Real estate construction	65,380	—	—	—	65,380
Land loans	14,536	—	—	—	14,536
Real estate other	139,170	2,848	1,985	2,594	146,597
Factoring and asset based	143,412	6,929	1,730	4,735	156,806
SBA	116,634	2,231	2,840	3,370	125,075
Other	6,625	—	—	—	6,625
Total gross loans	$1,313,791	$21,212	$9,416	$13,696	$1,358,115

	As of December 31, 2014
		Special		Substandard
(dollars in thousands)	Pass	Mention	Substandard	(Nonaccrual)	Total

Commercial	$774,162	$3,844	$6,087	$1,267	$785,360
Real estate construction	71,673	—	—	—	71,673
Land loans	15,890	—	—	—	15,890
Real estate other	125,087	1,693	10,044	2,800	139,624
Factoring and asset based	159,907	367	7,042	197	167,513
SBA	112,568	1,176	6,847	3,589	124,180
Other	7,073	—	—	—	7,073
Total gross loans	$1,266,360	$7,080	$30,020	$7,853	$1,311,313

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

The following table summarizes the payment status of the loan portfolio as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$840,099	$—	$—	$—	$2,997	$843,096
Real estate construction	65,380	—	—	—	—	65,380
Land loans	14,536	—	—	—	—	14,536
Real estate other	144,003	—	—	—	2,594	146,597
Factoring and asset based	152,071	—	—	—	4,735	156,806
SBA	121,705	—	—	—	3,370	125,075
Other	6,608	15	2	—	—	6,625
Total gross loans	$1,344,402	$15	$2	$—	$13,696	$1,358,115

	As of December 31, 2014
		Still Accruing
		30-59 Days	60-89 Days	Over 90 Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Total

Commercial	$783,915	$—	$178	$—	$1,267	$785,360
Real estate construction	71,673	—	—	—	—	71,673
Land loans	15,890	—	—	—	—	15,890
Real estate other	136,824	—	—	—	2,800	139,624
Factoring and asset based	161,854	5,462	—	—	197	167,513
SBA	120,591	—	—	—	3,589	124,180
Other	7,071	2	—	—	—	7,073
Total gross loans	$1,297,818	$5,464	$178	$—	$7,853	$1,311,313

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

As of March 31, 2015, the Company had twelve loans totaling $5.6 million classified as troubled debt restructurings.  The twelve loans were comprised of ten other real estate loans and two SBA loans.  Troubled debt restructurings represented 0.4% of total gross loans as of March 31, 2015. As of December 31, 2014, the Company had fourteen loans totaling $10.8 million classified as troubled debt restructurings.  The fourteen loans were comprised of twelve other real estate loans and two SBA loans.  Troubled debt restructurings represented 1.2% of total gross loans as of December 31, 2014.

The Company did not have any commitments to lend additional funds for loans classified as troubled debt restructurings at March 31, 2015 and December 31, 2014.

During the three months ended March 31, 2015 and March 31, 2014, there were no additional loans modified and designated as troubled debt restructurings. However, during the period ended March 31, 2015, there was one loan previously designated as a performing troubled debt restructuring that has been upgraded and is no longer designated as a troubled debt restructured loan.

A loan is considered to be in payment default when it is 90 days contractually past due under the modified terms.  There were no loans modified within the last twelve months that defaulted during the three months ended March 31, 2015.

The following table summarizes the loans categorized as troubled debt restructurings at March 31, 2015 and December 31, 2014.  The troubled debt restructurings considered performing and nonaccrual are included in the “Substandard” and “Substandard (Nonaccrual)” categories, respectively, in the preceding credit quality table, and included in the “Current” and “Nonaccrual” categories, respectively, in the preceding payment status table.

As of March 31, 2015
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
(dollars in thousands)	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Land loans	—	—			—	—
Real estate other	4,502	3,882	1,515	1,310	6,017	5,192
Factoring and asset based	—	—	—	—	—	—
SBA	442	429	—	—	442	429
Other	—	—	—	—	—	—
Total gross loans	$4,944	$4,311	$1,515	$1,310	$6,459	$5,621

As of December 31, 2014
	Performing		Nonaccrual		Total
	Pre-	Post-	Pre-	Post-	Pre-	Post-
	Modification	Modification	Modification	Modification	Modification	Modification
	Investment	Investment	Investment	Investment	Investment	Investment

Commercial	$—	$—	$—	$—	$—	$—
Real estate construction	—	—	—	—	—	—
Land loans	—	—	—	—	—	—
Real estate other	9,479	8,803	1,715	1,516	11,194	10,319
Factoring and asset based	—	—	—	—	—	—
SBA	442	434	—	—	442	434
Other	—	—	—	—	—	—
Total gross loans	$9,921	$9,237	$1,715	$1,516	$11,636	$10,753

Loans are designated as impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  As of March 31, 2015 and December 31, 2014 loans designated as impaired consisted of nonaccrual loans and troubled debt restructurings.

The following table summarizes the loans categorized as impaired at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
(dollars in thousands)	2015	2014

Nonaccrual loans (1)	$13,696	$7,853
Trouble debt restructurings - performing	4,311	9,237
Loans past due 90 days or more and accruing interest	—	—
Loans current or past due less than 90 days and accruing interest	—	—
Total impaired loans	$18,007	$17,090

(1)  Nonaccrual loans include troubled debt restructurings of $1.3 million and $1.5 million at March 31, 2015 and December 31, 2014, respectively.

Impaired loans at March 31, 2015 were comprised of loans with legal contractual balances totaling approximately $20.6 million reduced by approximately $422,000 received in non-accrual interest and impairment charges of $2.2 million which have been charged against the allowance for loan losses. As of March 31, 2015, there was an additional 21 loans with legal contractual balances totaling $15.0 million that have been fully charged off, for which the Company continues to pursue collection remedies.

Impaired loans at December 31, 2014 were comprised of loans with legal contractual balances totaling approximately $20.9 million reduced by $404,000 received in non-accrual interest and impairment charges of $3.4 million which have been charged against the allowance for loan losses.

The following summarizes the breakdown of impaired loans by category as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015		As of December 31, 2014
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded
(dollars in thousands)	Balance	Investment	Balance	Investment

Commercial	$4,463	$2,997	$2,640	$1,267
Real estate construction	—	—	—	—
Land loans	—	—	—	—
Real estate other	6,632	6,476	11,752	11,603
Factoring and asset based	4,735	4,735	1,469	197
SBA	4,815	3,799	5,028	4,023
Other	—	—	—	—
Total gross loans	$20,645	$18,007	$20,889	$17,090

Consistent with the Company’s method of income recognition for loans, interest on impaired loans, except those classified as nonaccrual, is recognized using the accrual method.  The Company did not record income from the receipt of cash payments related to nonaccrual loans during the three months and ended March 31, 2015 and 2014.  Interest income recognized on impaired loans represents interest the Company recognized on performing troubled debt restructurings and loans greater than 90 days past due and still accruing interest.

The following table summarizes the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial	$2,865	$—	$256	$2
Real estate construction	—	—	—	—
Land loans	—	—	2	—
Real estate other	9,118	24	12,298	122
Factoring and asset based	2,467	—	4,251	87
SBA	4,419	10	2,221	17
Other	—	—	—	—
Total gross loans	$18,868	$34	$19,027	$228

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

The allowance for loan losses totaled $22.6 million and $22.3 million as of March 31, 2015 and December 31, 2014, respectively.  The following table summarizes the loans individually and collectively evaluated for impairment and the corresponding allowance for loan losses as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$2,997	$306	$840,099	$10,950	$843,096	$11,256
Real estate construction	—	—	65,380	1,258	65,380	1,258
Land loans	—	—	14,536	376	14,536	376
Real estate other	6,476	268	140,121	1,943	146,597	2,211
Factoring and asset based	4,735	863	152,071	4,629	156,806	5,492
SBA	3,799	—	121,276	1,848	125,075	1,848
Other	—	—	6,625	124	6,625	124
Total	$18,007	$1,437	$1,340,108	$21,128	$1,358,115	$22,565

	As of December 31, 2014
	Individually Evaluated		Collectively Evaluated		Total Evaluated
	For Impairment		For Impairment		For Impairment
(dollars in thousands)	Loans	Allowance	Loans	Allowance	Loans	Allowance

Commercial	$1,267	$350	$784,093	$10,450	$785,360	$10,800
Real estate construction	—	—	71,673	1,423	71,673	1,423
Land loans	—	—	15,890	412	15,890	412
Real estate other	11,603	126	128,021	2,005	139,624	2,131
Factoring and asset based	197	—	167,316	5,185	167,513	5,185
SBA	4,023	—	120,157	2,209	124,180	2,209
Other	—	—	7,073	145	7,073	145
Total	$17,090	$476	$1,294,223	$21,829	$1,311,313	$22,305

Of the loans individually evaluated for impairment, ten real estate other loans, with an aggregate balance of $5.2 million, and three commercial loans, with an aggregate balance of $1.2 million, had an associated allowance for the period ending March 31, 2015.  For the period ended December 31, 2014, of the loans individually evaluated for impairment, there were ten real estate other loans, with an aggregate balance of $3.5 million, and one commercial loan, with a current balance of $422,000, that had an associated allowance.

The following table summarizes the activity in the allowance for loan losses for the quarters ended March 31, 2015 and 2014.

	Three months ended March 31, 2015
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2014	$10,800	$1,423	$412	$2,131	$5,185	$2,209	$145	$22,305
Provision charged to expense	518	(165)	(36)	60	42	(398)	(21)	—
Charge-offs	(93)	—	—	—	—	—	—	(93)
Recoveries	31	—	—	20	265	37	—	353
As of March 31, 2015	$11,256	$1,258	$376	$2,211	$5,492	$1,848	$124	$22,565

	Three months ended March 31, 2014
		Real		Real	Factoring
		estate	Land	estate	and asset
(dollars in thousands)	Commercial	construction	loans	other	based	SBA	Other	Total

As of December 31, 2013	$9,066	$1,013	$377	$2,857	$6,136	$2,363	$132	$21,944
Provision charged
to expense	(203)	432	(43)	(162)	477	(6)	5	500
Charge-offs	—	—	—	—	(430)	(35)	—	(465)
Recoveries	458	—	20	—	152	56	—	686
As of March 31, 2014	$9,321	$1,445	$354	$2,695	$6,335	$2,378	$137	$22,665

5.                                  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term, generally three to fifteen years, or the estimated useful lives of the assets, generally three to five years.

Premises and equipment at March 31, 2015 and December 31, 2014 were comprised of the following:

	March 31, 2015
		Accumulated	Net Book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$7,116	$(5,833)	$1,283
Furniture and fixtures	1,356	(1,114)	242
Capitalized software	4,638	(4,282)	356
Equipment	3,606	(3,125)	481
Total premises and equipment	$16,716	$(14,354)	$2,362

	December 31, 2014
		Accumulated	Net book
(dollars in thousands)	Cost	Depreciation	Value

Leasehold improvements	$7,103	$(5,753)	$1,350
Furniture and fixtures	1,331	(1,097)	234
Capitalized software	4,628	(4,219)	409
Equipment	3,549	(3,038)	511
Total premises and equipment	$16,611	$(14,107)	$2,504

Depreciation and amortization amounted to $247,000 and $305,000 for the three months ended March 31, 2015 and March 31, 2014, respectively, and has been included in occupancy and/or furniture and equipment expense, depending on the nature of the expense, in the accompanying statements of operations.

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

Other Borrowings

There were no other borrowings at March 31, 2015. At December 31, 2014, the Company had $40.0 million in other borrowings.

As of March 31, 2015, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $443.0 million for which the Company had collateral in place to borrow $136.0 million.  As of March 31, 2015, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

The Company also has unsecured borrowing lines with correspondent banks totaling $47.0 million.  At March 31, 2015, there were no balances outstanding on these lines.

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

The weighted average assumptions used for the three month periods ended March 31, 2015 and 2014 and the resulting estimates of weighted-average fair value per share of stock options granted during those periods are as follows:

	Three months ended March 31,
	2015	2014

Expected life	75 months	75 months

Stock volatility	35.00%	35.00%

Risk free interest rate	1.96%	2.00%

Dividend yield	0.00%	0.00%

Fair value per share	$8.78	$9.17

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at March 31, 2015 and December 31, 2014:

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

Deposits

The fair value of demand deposits (e.g. interest and non-interest bearing, savings and certain types of money market accounts) are, by definition, equal to the amount payable in demand at the reporting date (i.e. carrying value) resulting in a Level 1 classification in the fair value hierarchy.  The carrying amounts of variable rate, fixed-term money market accounts and certificate of deposits approximates their fair value at the reporting date in a Level 2 classification in the fair value hierarchy. Fair values for fixed rate certificate of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Junior Subordinated Debt Securities

Represents the fair value of the trust preferred securities, and approximates the pricing of a preferred security at current market prices and are classified as Level 3.

Cash Flow Hedge

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs — model-derived credit spreads.  The level in the fair value hierarchy within which the fair value measurement in their entirety fall shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Because the inputs used to measure the fair value of the Company’s derivatives fall into different levels of the fair value hierarchy, as of March 31, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuations adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

	As of March 31, 2015
	Carrying				Fair
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$29,969	$29,969	$—	$—	$29,969
Federal funds sold	121,028	121,028	—	—	121,028
Interest bearing deposits in other banks	326	326	—	—	326
Investments securities	332,587	—	332,857	—	332,857
Loans and leases, net of unearned fees	1,352,453	—	—	1,349,880	1,349,880
Warrant portfolio	377	—	—	377	377

Financial liabilities:
Deposits	1,655,845	1,150,911	501,449	—	1,652,360
Junior subordinated debt securities	17,527	—	—	17,430	17,430
Cash flow hedge	272	—	272	—	272

	As of December 31, 2014
	Carrying				Fair
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial assets:
Cash and due from banks	$21,950	$21,950	$—	$—	$21,950
Federal funds sold	75,420	75,420	—	—	75,420
Interest bearing deposits in other banks	326	326	—	—	326
Investments securities	365,165	—	365,465	—	365,465
Loans and leases, net of unearned fees	1,305,669	—	—	1,303,629	1,303,629
Warrant portfolio	375	—	—	375	375

Financial liabilities:
Deposits	1,549,545	1,070,293	476,078	—	1,546,371
Trust preferred securities	17,527	—	—	17,431	17,431
Other borrowings	40,000	40,000	—	—	40,000
Cash flow hedge	416	—	416	—	416

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2015
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$51,851	$—	$51,851	$—
Mortgage backed securities	237,746	—	237,746	—
Corporate bonds	28,082	—	28,082	—
Municipal bonds	2,345	—	2,345	—
Warrant portfolio	377	—	—	377
Cash flow hedge	(272)	—	(272)	—

Total	$320,129	$—	$319,752	$377

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3

Securities available for sale
U.S. government agencies	$58,588	$—	$58,588	$—
Mortgage backed securities	263,225		263,225	—
Corporate bonds	28,077		28,077	—
Municipal bonds	2,352		2,352	—
Warrant portfolio	375	—	—	375
Cash flow hedge	(416)	—	(416)	—

Total	$352,201	$—	$351,826	$375

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were not material for the quarter ended March 31, 2015.

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

Assets measured at fair value on a non-recurring basis for the quarters ended March 31, 2015 and December 31, 2014, included impaired loans and other real estate owned as follows:

	As of March 31, 2015
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$2,997	$2,997
Real estate construction	—	—	—	—
Land loans	—	—	—	—
Real estate other	—	—	6,476	6,476
Factoring and asset based	—	—	4,735	4,735
SBA	—	—	3,799	3,799
Other	—	—	—	—
Total impaired loans	$—	$—	$18,007	$18,007

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	14	—	14
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	8	—	8
Other	—	—	—	—
Total other real estate owned	$—	$22	$—	$22

	As of December 31, 2014
	Quoted Prices In	Significant	Significant
	Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
(dollar in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans:
Commercial	$—	$—	$1,267	$1,267
Real estate construction	—	—	—	—
Land loans	—	—	—	—
Real estate other	—	—	11,603	11,603
Factoring and asset based	—	—	198	198
SBA	—	—	4,022	4,022
Other	—	—	—	—
Total impaired loans	$—	$—	$17,090	$17,090

Other real estate owned:
Commercial	$—	$—	$—	$—
Real estate construction	—	—	—	—
Land loans	—	14	—	14
Real estate other	—	—	—	—
Factoring and asset based	—	—	—	—
SBA	—	9	—	9
Other	—	—	—	—
Total other real estate owned	$—	$23	$—	$23

The fair value of impaired loans was determined using Level 3 assumptions, and represents impaired loan balances for which a specific reserve has been established or on which a write down has been taken. The Company charged-off $93,000 and $465,000 during the quarters ended March 31, 2015 and 2014, respectively, as a result of impaired loans.

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

The fair value of OREO was determined using Level 2 assumptions. The Company charged off $1,000 and $7,000 during the quarters ended March 31, 2015 and March 31, 2014, respectively, as a result of declines in the OREO property values.

The following table presents quantitative information about fair value measurements for assets measured at fair value on a non-recurring basis:

	As of March 31, 2015
				Range
	Fair	Valuation	Unobservable	(Weighted
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$2,997	Collateral valuation	Management adjustment to reflect current conditions and selling costs	25-70%
Real estate other	6,476	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	10-20%
Factoring and asset based	4,735	Collateral valuation	Management adjustment to reflect current conditions and selling costs	30%
SBA	3,799	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-70%

Total impaired loans	$18,007

Other real estate owned:

Commercial	$—
Real estate construction	—
Land loans	14	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
Real estate other	—
Factoring and asset based	—
SBA	8	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
Other	—

Total other real esate owned	$22

	As of December 31, 2014
				Range
	Fair	Valuation	Unobservable	(Weighted-
	Value	Techniques	Inputs	Average)
Impaired loans:

Commercial	$1,267	Discounted cash flow analysis	Management adjustment to reflect current conditions and selling costs	25%
Real estate other	11,603	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	10-25%
Factoring and asset based	198	Collateral valuation	Management adjustment to reflect current conditions and selling costs	50%
SBA	4,022	Third party appraisal / property evaluation	Management adjustment to reflect current conditions and selling costs	15-35%

Total impaired loans	$17,090

Other real estate owned:

Land loans	$14	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%
SBA	9	Third party appraisal	Management adjustment to reflect current conditions and selling costs	15-25%

Total other real estate owned	$23

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative instruments that were liabilities, as well as their classification on the balance sheet, as of March 31, 2015 and December 31, 2014.  The Company did not have any derivative instruments that were assets as of March 31, 2015 and December 31, 2014.

		Fair Value
Derivatives Designated as	Balance Sheet	March 31,	December 31,
Hedging Instruments	Location	2015	2014

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	272	415

Total hedged derivatives		$272	$415

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. As of March 31, 2015, the Company had one interest rate swap with an aggregate notional amount of $5.2 million that was designated as a cash flow hedge of interest rate risk associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  No hedge ineffectiveness was recognized during the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015 and 2014, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  During the three months ended March 31, 2015 and March 31, 2014, the amount of pre-tax gain/(loss) recorded in AOCI due to the effective portion of changes in fair value of derivatives designated as cash flow hedges was ($13,000) and $(17,000), respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received / made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that ($223,000) will be reclassified into net interest income as an increase to interest expense.

The table below summarizes the impact of the Company’s derivative financial instruments (interest rate contracts) on earnings for the three months ended March 31, 2015 and 2014.  All derivative income or expense recognized during these periods was a result of the effective portion of cash flow hedges.  There was no ineffective portion of cash flow hedges during the three months ended March 31, 2015 and 2014, respectively, and as such there were no amounts included in derivative income or expense during these periods.

		Fair Value
Derivatives Designated as	Balance Sheet	March 31,	December 31,
Hedging Instruments	Location	2015	2014

Interest rate contracts	Other assets	$—	$—
Interest rate contracts	Other liabilities	272	416

Total hedged derivatives		$272	$416

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

As of March 31, 2015 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $274,000.  As of March 31, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.2 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2015, it would have been required to settle its obligations under the agreements at the termination value.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

In addition to the historical information, this quarterly report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and which are subject to the “Safe Harbor” created by those sections.   The reader of this quarterly report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Company’s actual results could differ materially from those suggested by such forward-looking statements.     Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry; (2) changes in the interest rate environment; (3) unfavorable economic conditions, both nationally and regionally, continuing or worsening, resulting in, among other things, continued or increased deterioration in credit quality; (4) changes in the regulatory environment, including those resulting from the Dodd-Frank legislation; (5) changes in business conditions and inflation; (6) costs and expenses of complying with the internal control provisions of the Sarbanes-Oxley Act and our degree of success in achieving compliance; (7) changes in securities markets; (8) future credit loss experience; (9) civil disturbances of terrorist threats or acts, or apprehension about possible future occurrences of acts of this type; (10) the involvement of the United States in war or other hostilities; and (11) governmental action or inaction in response to economic and political conditions, would have unpredictable consequences for the economy and the banking industry.  The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2014, for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report. Therefore, the information in this quarterly report should be carefully considered when evaluating the business prospects of the Company.

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

There have been no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2014 Form 10-K.

Executive Summary

The Company reported net operating income of $3.9 million for the three months ended March 31, 2015 representing an increase of $198,000 or 5.3% compared to net operating income of $3.7 million for the same period one year ago. The Company reported earnings per diluted share of $0.25 and $0.24 for the quarters ended March 31, 2015 and 2014, respectively.

For the quarter ended March 31, 2015, the Company’s return on average assets and return on average equity were 0.86% and 8.28%, respectively, and compared to 0.97% and 9.09%, respectively, for the same period in 2014.

Additionally, an overview of the financial results for the quarter ended March 31, 2015 discussed in the MD&A include the following:

•                  Net interest income and non-interest income comprised total revenue of $24.2 million for the three months ended March 31, 2015, compared to $21.8 million for the three months ended December 31, 2014 and $20.8 million for the same period one year earlier.

•                  Net interest margin was 4.79% for the quarter ended March 31, 2015 compared to 4.39% for the fourth quarter of 2014 and 4.91% for the quarter ended March 31, 2014.

•                  Total assets grew to $1.89 billion at March 31, 2015, with loans comprising 74.9% of the average earning asset mix, compared to 71.7% in the prior quarter.  Total deposits were $1.65 billion at March 31, 2015, which included demand deposits of $1.15 billion.  At December 31, 2014, total assets and total deposits were $1.81 billion and $1.55 billion, respectively.

•                  Gross loans were $1.36 billion at March 31, 2015, representing an increase of $46.8 million, or 3.6%, compared to gross loans of $1.31 billion at December 31, 2014, and an increase of $213.4 million, or 18.6% compared to gross loans of $1.14 billion at March 31, 2014.  Average loan balances increased by $105.7 million, or 8.6%, to $1.33 billion for the quarter ended March 31, 2015, compared to $1.22 billion for the quarter ended December 31, 2014, and increased $246.9 million, or 22.8% compared to gross loans of $1.08 billion at March 31, 2014.

•                  There was no provision for credit losses during the first quarter of 2015 and the fourth quarter of 2014, compared to $500,000 for the quarter ended March 31, 2014. Net recoveries were $260,000 for the quarter ended March 31, 2015, compared to net charge-offs of $134,000 for the quarter ended December 31, 2014 and net recoveries of $221,000 for the quarter ended March 31, 2014.

•                  Allowance for credit losses represented 1.66% of total gross loans and 164.76% of nonperforming loans at March 31, 2015, compared to 1.70% of total gross loans and 284.03% of nonperforming loans at December 31, 2014 and 1.98% of total gross loans and 191.51% of nonperforming loans at March 31, 2014.

•                  Nonperforming assets increased by $5.8 million to $13.7 million, or 0.73% of total assets, compared to $7.9 million or 0.43% of total assets at December 31, 2014. Nonperforming assets increased by $1.9 million compared to $11.9 million or 0.73% of total assets at March 31, 2014.

•                  Capital ratios remained significantly above the minimum required for the Company to be considered “well-capitalized” under the current Basel III regulatory framework, and continued to support the Company’s growth.  Total Risk-Based Capital Ratio was 13.02%, Tier I Capital Ratio was 11.81%, and Tier I Leverage Ratio was 11.14% at March 31, 2015.

Selected Financial Data

The following table reflects selected financial data and ratios as of and for the quarters ended March 31, 2015 and 2014 (dollars in thousands, except per share data):

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2015	2014
Statement of Operations Data:
Interest income	$21,461	$18,627
Interest expense	514	607
Net interest income	20,947	18,020
Provision for credit losses	—	500
Net interest income after provision for credit losses	20,947	17,520
Other income	3,273	2,748
Other expenses	17,344	14,047
Income before income taxes	6,876	6,221
Income taxes	2,962	2,505
Net income	$3,914	$3,716

Per Share Data:
Basic earnings per share	$0.26	$0.25
Diluted earnings per share	0.25	0.24
Shareholders’ equity per share	12.08	10.58

Balance Sheet Data:
Balance sheet totals:
Assets	$1,882,199	$1,616,438
Loans, net	1,329,888	1,117,394
Deposits	1,655,845	1,415,956
Shareholders’ equity	192,624	167,757

Average balance sheet amounts:
Assets	$1,841,110	$1,547,028
Loans, net	1,301,657	1,055,698
Deposits	1,590,896	1,335,973
Shareholders’ equity	191,673	165,812

Selected Ratios:
Return on average assets	0.86%	0.97%
Return on average equity	8.28%	9.09%
Efficiency ratio	71.61%	67.64%
Risk based capital ratio	12.78%	13.76%
Net chargeoffs (recoveries) to average gross loans	-0.02%	-0.02%
Allowance for loan losses to total loans	1.66%	1.98%
Average equity to average assets	10.41%	10.72%

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

Net interest income for the quarter ended March 31, 2015 was $20.9 million, which was comprised of $21.5 million in interest income and $514,000 in interest expense. Net interest income for the quarter ended March 31, 2014 was $18.0 million, which was comprised of $18.6 million in interest income and $607,000 in interest expense.  Net interest income for the quarter ended March 31, 2015 represented an increase of $2.9 million, or 16.2% from the same period one year earlier. The increase in net interest income from the same period in the prior year was primarily attributable to an increase in average earning assets as a result of loan growth,  partially offset by a slightly lower level of loan related fees. Loan fee amortization for the quarter ended March 31, 2015 was $2.7 million, compared to $2.8 million for the quarter ended March 31, 2014.

Total loan yields for the quarters ended March 31, 2015 and March 31, 2014 were 5.98% and 6.38%, respectively.  The weighted average contractual rate on loans, excluding fees, was 5.15% for the first quarter of 2015 compared to 5.34% for the same period one year ago.  Loan fees comprised 83 basis points of the total loan yield for the first quarter of 2015, compared to 104 basis points for the first quarter of 2014.

The composition of the average balance sheet impacts growth in net interest income.  For the quarter ended March 31, 2015 average earning assets of $1.77 billion represented an increase of $285.8 million, or 19.2%, compared to $1.49 billion, for the same period in 2014.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 83.59% during the quarter ended March 31, 2015, which represented an increase compared to an average of 78.96% for the same quarter of 2014 as a result of higher loan funding relative to deposit growth.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended March 31, 2015 was 4.79% compared to 4.91% in the same period one year earlier.  The decrease in net interest margin compared to the quarter ended March 31, 2014 was primarily due to a lower level of loan related fees, offset in part by an increase in average earning assets.

The negative impact on the net interest margin from decreased loan fees for the three months ended March 31, 2015 compared to the same period one year earlier was 14 basis points. The negative impact on the net interest margin from compression of contractual rates experienced in the loan portfolio for the three months ended March 31, 2015 compared to the same period one year earlier was 3 basis points.

The following tables show the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015			2014
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets (2):
Loans (1)	$1,329,896	5.98%	$19,596	$1,082,993	6.38%	$17,047
Federal funds sold	86,095	0.34%	73	113,062	0.28%	78
Investment securities	358,411	2.03%	1,792	292,594	2.08%	1,502
Other	325	0.00%	—	326	0.00%	—
Total interest earning assets	1,774,727	4.90%	21,461	1,488,975	5.07%	18,627
Noninterest-earning assets:
Cash and due from banks	27,394			26,549
All other assets (3)	38,989			31,504
TOTAL	$1,841,110			$1,547,028
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$16,110	0.03%	1	$8,568	0.05%	$1
Savings	456,899	0.18%	208	388,723	0.29%	278
Time	35,279	0.57%	50	43,416	0.56%	60
Other	40,082	2.58%	255	27,805	3.91%	268
Total interest bearing liabilities	548,370	0.38%	514	468,512	0.53%	607

Noninterest-bearing liabilities:
Demand deposits	1,082,608			895,265
Accrued expenses and other liabilities	18,459			17,439
Shareholders’ equity	191,673			165,812
TOTAL	$1,841,110			$1,547,028

Net interest income and margin		4.79%	$20,947		4.91%	$18,020

(1)         Loan fee amortization of $2.7 million and $2.8 million, respectively, is included in interest income.  Nonperforming loans have been included in average loan balances.

(2)         Interest income is reflected on an actual basis, not a fully taxable equivalent basis.  Yields are based on amortized cost.

(3)         Net of average allowance for loan losses of $22.4 million and $22.5 million, respectively.

The following tables show the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2015 and 2014.  The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three months ended March 31,
	2015 vs. 2014
	Increase (decrease)
	due to change in
	Average	Average	Total
(dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$3,638	$(1,089)	$2,549
Federal funds sold	(23)	18	(5)
Investment securities	329	(39)	290
Other	—	—	—
Total interest income	3,944	(1,110)	2,834

Interest expense:
Demand	$—	$—	$—
Savings	31	(101)	(70)
Time	(12)	2	(10)
Other	78	(91)	(13)
Total interest expense	98	(191)	(93)

Change in net interest income	$3,846	$(921)	$2,927

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

Interest Income

Interest income of $21.5 million in the quarter ended March 31, 2015 represented an increase of $2.8 million, or 15.2%, from $18.6 million in the same quarter one year earlier.  The average yield on earning assets was 4.90% for the quarter ended March 31, 2015 compared to 5.07% for the quarter ended March 31, 2014.  The decrease in the average yield on interest earning assets was primarily due to lower yields on loans and investments and a lower level of loan related fees.

Average gross loans were $1.33 billion for three months ended March 31, 2015, an increase of $246.9 million or 22.8% from $1.08 billion for the same period one year earlier.  Average loans comprised 74.9% of average earning assets in the three months ended March 31, 2015 compared to 72.7% in the first quarter of 2014.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $444.8 million for the quarter ended March 31, 2015, an increase of $38.8 million or 9.6% from $406.0 million for the three months ended March 31, 2014.

Interest Expense

Interest expense was $514,000 for the quarter ended March 31, 2015, which represented a decrease of $93,000, or 15.3% from $607,000 for the comparable period of 2014.  Average interest-bearing liabilities were $548.4 million for the three months ended March 31, 2015, an increase of $79.9 million, or 17.0%, from $468.5 million for the same period one year earlier.  The decrease in interest expense was primarily due to a lower rate paid on savings deposits.

Average interest bearing deposits were $508.3 million for the quarter ended March 31, 2015, which represented 31.2% of total average deposits and was an increase of $67.6 million, or 15.3%, from $440.7 million representing 32.3% of total average deposits in the first quarter of 2014.

Other (non-deposit) interest bearing liabilities are primarily comprised of junior subordinated debt securities issued by the Company and other borrowings.  The junior subordinated debt is intended to supplement capital requirements of the Company at a rate of interest that is fixed for five years.  Other interest bearing liabilities averaged $40.1 million in the three months ended March 31, 2015 and $27.8 million for the comparable period of 2014.

The average rate paid on interest-bearing liabilities was 0.38% and 0.53% for the quarters ended March 31, 2015 and 2014, respectively.

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

The Company charged-off $93,000 during the three months ended March 31, 2015 compared to $465,000 during the three months ended March 31, 2014. Loan recoveries of $353,000 were recognized during the first quarter of 2015 compared to $686,000 for the three months ended March 31, 2014.

The following schedule provides an analysis of the allowance for loan losses for the quarters ended March 31, 2015 and 2014, respectively:

	Three months ended
	March 31,
(dollars in thousands)	2015	2014

Balance, beginning of period	$22,305	$21,944
Provision for credit losses	—	500
Charge-offs	(93)	(465)
Recoveries	353	686
Balance, end of period	$22,565	$22,665

The allowance for loan losses was $22.6 million, or 1.66% of total loans, at March 31, 2015, compared to $22.7 million, or 1.98% of total loans, at March 31, 2014. The increase in the allowance for loan losses from March 31, 2014 to March 31, 2015 was primarily attributable to the growth of the loan portfolio.

The Company did not record a provision for credit losses for the three months ended March 31, 2015, compared to $500,000 in provision for credit losses recorded for the quarter ending March 31, 2014.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
		Percent of		Percent of
		ALLL in each		ALLL in each
		category to		category to
(dollars in thousands)	Amount	gross loans	Amount	gross loans

Commercial	$11,256	0.8%	$10,800	0.8%
Real estate construction	1,258	0.1%	1,423	0.1%
Land loans	376	0.0%	412	0.0%
Real estate other	2,211	0.2%	2,131	0.2%
Factoring and asset based	5,492	0.4%	5,185	0.4%
SBA	1,848	0.1%	2,209	0.2%
Other	124	0.0%	145	0.0%
	$22,565	1.6%	$22,305	1.7%

At March 31, 2015 nonperforming assets of $13.7 million, or 0.73% of total assets, compared to $7.9 million, or 0.43% of total assets, on December 31, 2014.  The increase in nonperforming assets from December 31, 2014 was primarily due to additions of $10.0 million. The additions were comprised of one relationship consisting of two commercial credits and one asset based credit for a total of $6.7 million. The following summarizes nonperforming assets at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
(dollars in thousands)	2015	2014

Loans accounted for on a non-accrual basis	$13,696	$7,853
Other loans with principal or interest contractually past due 90 days or more and still accruing	—	—
Nonperforming loans	13,696	7,853
Other real estate owned	22	23
Nonperforming assets	$13,718	$7,876

Loans restructured and in compliance with modified terms	4,311	9,237

Nonperforming assets and restructured loans	$18,029	$17,113

The nonperforming assets at March 31, 2015 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $13.7 million, and other real estate owned valued at $22,000.  Nonperforming loans at March 31, 2015 were comprised of loans with legal contractual balances totaling approximately $16.3 million reduced by $422,000 received in nonaccrual interest and impairment charges of $2.2 million which have been charged against the allowance for loan losses. In addition, as of March 31, 2015, there was an additional 21 loans with legal contractual balances totaling $15.0 million that have been fully charged off, for which the Company continues to pursue collection remedies.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of Management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The following table sets forth the components of nonperforming loans as of March 31, 2015 (dollars in thousands).

(dollars in thousands)

March 31, 2015

Category / Collateral	Amount

SBA:

Single family residence in San Francisco County	$2,027
Single family residences in Riverside County	380
Commercial building in Santa Barbara County	287
Mixed used building in Santa Clara County	270
Special purpose facilities in Orange County	178
Special purpose facilities in San Diego County	113
Lot for single family homes in Contra Costa County	46
Single family residences in Orange County & Riverside County	43
Commercial building in San Diego County	20
Single family residences in Los Angeles County	4
Light industrial warehouse space in Stanislaus County	2
3,370
Commercial:

Business assets	2,997
2,997
Real estate other:

Single family residences in Sacramento County	1,310
Single family residences in Santa Clara County	1,284
2,594
Factoring/asset based lending:

Business assets	4,735
4,735

Total nonperforming loans	$13,696

Included in nonperforming loans at March 31, 2015 are loans totaling $1.3 million that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection.  In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments.  As of March 31, 2015, previously modified loans totaling $4.3 million were considered performing due to a sustained period of timely payments and therefore were accounted for on an accrual basis. There were no downgrades of trouble debt restructurings during the quarter ended March 31, 2015.

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

Non-interest Income

The following tables set forth the components of other income and the percentage distribution of such income for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015		2014
(dollars in thousands)	Amount	Percent	Amount	Percent

Depositor service charges	$995	30.4%	$916	33.3%
International fee income	841	25.7%	761	27.7%
Visa fee income	401	12.3%	299	10.9%
Net gain (loss) on sale of securities	306	9.3%	5	0.2%
Gain on sale of SBA loans	195	6.0%	213	7.8%
SBA loan servicing income	189	5.8%	142	5.2%
Increase in value of life insurance	144	4.4%	144	5.2%
Warrant income	—	0.0%	121	4.4%
Other operating income	202	6.1%	147	5.3%

	$3,273	100.0%	$2,748	100.0%

Non-interest income totaled $3.3 million in the first quarter of 2015, an increase of $525,000 or 19.1% from $2.7 million in the first quarter of 2014. The increase in non-interest income during the quarter ended March 31, 2015 compared to the same period in the prior year was primarily attributable to an increase in gains on sale of securities and visa fee income, partially offset by a decrease in warrant income.

For the quarter ended March 31, 2015, service charge income on deposit accounts was $995,000, representing an increase of $79,000, or 8.6%, compared to $916,000 for the same period one year ago.  The increases are primarily attributable to an increase in the deposit portfolio and deposit related analysis charges.

The Company generates international fee income on spot contracts (binding agreements for the purchase or sale of currency for immediate delivery and settlement) and forward contracts (a contractual commitment for a fixed amount of foreign currency on a future date at an agreed upon exchange rate) in connection with client’s cross-border activities. The transactions incurred are during the ordinary course of business and are not speculative in nature.  The Company recognizes income on a cash basis at the time of contract settlement in an amount equal to the spread created by the exchange rate charged to the client versus the actual exchange rate negotiated by the Company in the open market.  During the first quarter of 2015, the Company recognized $841,000 in international fee income, representing an increase of $80,000, or 10.5%, compared to $761,000 for the same period one year ago. The increase in international fee income was primarily caused by an increase in client demand for international services.

The Visa card program contributed $401,000 and $299,000 in non-interest income during the three months ended March 31, 2015 and 2014, respectively. Visa income represents both interchange and annual fees.

The Company recognized net gains on sale of securities of $306,000 during the three months ended March 31, 2015, representing an increase of $301,000,compared to $5,000 for the same period one year ago, which resulted from sales the Company made to support the strong loan funding and to adjust the risk profile of the investment portfolio.

Revenue from sales of SBA loans is dependent on consistent origination and funding of new loan volumes, the timing of which may be impacted, from time to time, by (1) increased competition from other lenders; (2) the relative attractiveness of SBA borrowing to other financing options; (3) adjustments to programs by the SBA; (4) changes in activities of secondary market participants and; (5) other factors.  The company recognized $195,000 in gains on the sale of SBA loans sold during the three months ended March 31, 2015 compared to $213,000 in gains on the sale of SBA loans sold during the three months ended March 31, 2014 representing a decrease of $18,000 or 8.5%. During the quarter ended March 31, 2015, the Company’s SBA group funded $8.7 million in new loans and sold $2.7 million, which included $323,000 in loans funded in the previous year.  This compares to $10.1 million funded and $2.9 million sold in the quarter ended March 31, 2014, which included $2.5 million in loans funded in the previous year.

During the first quarter of 2015, the Company did not recognize any warrant income compared to $121,000 recognized during the first quarter of 2014. Income from warrants is inherently event-driven and the contributions from warrants largely reflect the economic environment of IPOs and M&A activity.

Net interest income and non-interest income comprised total revenue of $24.2 million for the three months ended March 31, 2015, compared to $20.8 million for the same period one year earlier.

Non-interest Expense

The components of other expense as a percentage of average earnings assets are set forth in the following tables for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015		2014
(dollars in thousands)	Amount	Percent	Amount	Percent

Salaries and benefits	$10,620	2.4%	$9,015	2.4%
Data processing	1,294	0.3%	1,019	0.3%
Merger related expense	1,191	0.3%	—	0.0%
Occupancy	1,105	0.2%	1,059	0.3%
Marketing/Advertising	567	0.1%	619	0.2%
Legal and professional	488	0.1%	482	0.1%
Assessments	333	0.1%	351	0.1%
Loan/OREO	384	0.1%	194	0.1%
Deposit services	283	0.1%	261	0.1%
Furniture and equipment	167	0.0%	179	0.0%
Other	912	0.2%	868	0.2%

	$17,344	3.9%	$14,047	3.8%

Operating expenses were $17.3 million for the three months ended March 31, 2015, an increase of $3.3 million or 23.5% from $14.0 million at March 31, 2014. As a percentage of average earning assets, other expenses for the three months ended March 31, 2015 and 2014 were 3.9% and 3.8%, on an annualized basis. Overall, the trend in non-interest expense (excluding merger related costs) continues to reflect the Company’s investments in new initiatives and personnel to support growth.

Salaries and benefits expense of $10.6 million for the quarter ended March 31, 2015, compared to $9.0 million for the quarter ended March 31, 2014.  The increase in salary and benefits expense for the current periods compared to the same periods in the prior year is primarily related to an increase in headcount to support growth and new initiatives, combined with annual salary increases necessary to remain competitive in the Company’s core markets and increased stock-based compensation due to long-term retention awards.  As of March 31, 2015, the Company employed 262 full-time equivalents (FTE) compared to 235 FTE at March 31, 2014.

Occupancy and equipment expense is comprised primarily of rent, leasehold improvements and depreciation expense for furniture, fixtures and equipment. For the current quarter, the Company recognized $1.3 million in occupancy and equipment expense compared to $1.2 million for the same period in 2014.

The Company contracts with third-party vendors for most data processing needs and to support technical infrastructure.  Data processing expense for the first quarter of 2015 was $1.3 million which represented an increase of approximately $275,000 over $1.0 million for the same period one year earlier. The increase in data processing was primarily due to an increase in deposit transaction volumes.

Marketing expense of $567,000 for the period ended March 31, 2015 represented a decrease of $52,000 compared to $619,000 during the same period one year earlier. Over the past several years, the Company increased marketing investments to raise the level of its brand visibility, and the rising trend of these expenses has leveled off in the current quarter. To leverage the increased brand visibility, the Company will continue to fund marketing and sales initiatives to accelerate demand for its customized banking solutions.

Legal and professional charges were $488,000 for the quarter ended March 31, 2015 compared to $482,000 for the quarter ended March 31, 2014.

Regulatory assessments related to FDIC insurance pertaining to deposit balances, totaled $333,000 for the quarter ended March 31, 2015, compared to $351,000 for the quarter ended March 31, 2014. Regulatory assessments fluctuate depending on asset size and other factors, including credit quality.

Other real estate owned (OREO) and loan related charges were $384,000 for the quarter ended March 31, 2015 compared to $194,000 for the quarter ended March 31, 2014. The increase in charges from prior quarter and prior year is primarily related to the ongoing resolution of the increased non-performing credit portfolio during the current quarter.

The Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 71.61% and 67.64% for the quarters ended March 31, 2015 and March 31, 2014, respectively.

Balance Sheet

Total assets of the Company at March 31, 2015 were $1.88 billion compared to $1.81 billion at December 31, 2014. The increase was driven by an increase in both the loan portfolio and fed funds sold.  Gross loans increased to 74.9% of the earning asset mix from 74.8% at December 31, 2014.

Gross loan balances were $1.36 billion at March 31, 2015, which represented an increase of $46.8 million, or 3.6%, as compared to $1.31 billion at December 31, 2014. The increase in total gross loans from December 31, 2014 was primarily in the commercial loan portfolio, slightly offset by reductions in factoring and asset-based loans.

The following table shows the Company’s loans by type and their percentage distribution as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
(dollars in thousands)	2015	2014

Commercial	$843,096	$785,360
Real estate construction	65,380	71,673
Land loans	14,536	15,890
Real estate other	146,597	139,624
Factoring and asset based lending	156,806	167,513
SBA	125,075	124,180
Other	6,625	7,073
Total gross loans	1,358,115	1,311,313
Unearned fee income	(5,662)	(5,644)
Total loans	1,352,453	1,305,669
Less allowance for credit losses	(22,565)	(22,305)
Total loans, net	$1,329,888	$1,283,364

Commercial	62.1%	59.9%
Real estate construction	4.8%	5.5%
Land loans	1.1%	1.2%
Real estate other	10.8%	10.6%
Factoring and asset based lending	11.5%	12.8%
SBA	9.2%	9.5%
Other	0.5%	0.5%
Total gross loans	100.0%	100.0%

The Company’s commercial loan portfolio represents loans to small and middle-market businesses in the Santa Clara County region.  Commercial loans were $843.1 million at March 31, 2015, which represented an increase of $57.7 million, or 7.4%, compared to $785.4 million at December 31, 2014.  At March 31, 2015, commercial loans comprised 62.1% of total loans outstanding compared to 59.9% at December 31, 2014.

Approximately 86% of the Company’s construction loan portfolio consists of loans to finance individual single-family residential homes in markets in the Peninsula and South Bay region of Silicon Valley.  The remainder is comprised of commercial development projects.  The Company’s land loan portfolio consists of land and land development loans related to future construction credits. The Company’s construction and land loan portfolio together totaled approximately $79.9 million as of March 31, 2015 compared to $87.6 million as of December 31, 2014, representing a decrease of $7.6 million or 8.7%.  Construction and land loan balances at March 31, 2015 and December 31, 2014 comprised 5.9% and 6.7% of total loans, respectively.

Other real estate loans consist of commercial real estate and home equity lines of credit.  Other real estate loans increased $7.0 million or 5.0% to $146.6 million at March 31, 2015 from $139.6 million at December 31, 2014.  The increase in other real estate loans was primarily in owner occupied real estate loans.  Other real estate loans represented 10.8% of total loans at March 31, 2015, and 10.6% at December 31, 2014.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Company receives client specific payment for client invoices.  Under the factoring program, the Company purchases accounts receivable invoices from its clients and then receives payment directly from the party obligated for the receivable.   In most cases the Company purchases the receivables subject to recourse from the Company’s factoring client.  The asset-based lending program requires a security interest in all of a client’s accounts receivable.  At March 31, 2015, factoring/asset-based loans totaled $156.8 million or 11.5% of total loans, representing a decrease of $10.7 million or 6.4%, as compared to $167.5 million or 12.8% of total loans at December 31, 2014.

The SBA line of business operates primarily in Santa Clara County. The Company, as a Preferred Lender, originates SBA loans and participates in the SBA 7A and 504 SBA lending programs.  Under the 7A program, a loan is made for commercial or real estate purposes.  The SBA guarantees these loans and the guarantee may range from 75% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate.  Under the 504 program, the Company lends directly to the borrower and takes a first deed of trust to the subject property.  In addition the SBA, through a Certified Development Corporation, makes an additional loan to the borrower and takes a deed of trust subject to the Company’s position. At March 31, 2015, SBA loans comprised $125.1 million, or 9.2%, of total loans, an increase of $895,000, or 0.7%, from $124.2 million or 9.5% of total loans at December 31, 2014. The Company has the ability and the intent to sell all or a portion of the SBA loans and, as such, carries the saleable portion of SBA loans at the lower of aggregate cost or fair value.  At March 31, 2015 and December 31, 2014, the fair value of SBA loans exceeded aggregate cost and therefore, SBA loans were carried at aggregate cost.

Other loans consist primarily of loans to individuals for personal uses, such as installment purchases, overdraft protection loans and a variety of other consumer purposes.  At March 31, 2015, other loans totaled $6.6 million as compared to $7.1 million at December 31, 2014.

Deposits represent the Company’s principal source of funds.  Most of the Company’s deposits are obtained from professionals, small-to-medium sized businesses, and individuals within the Company’s market area.  The Company’s deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit.

The following table summarizes the composition of deposits as of March 31, 2015 and December 31, 2014:

	As of March 31,		As of December 31,
	2015		2014
	Total	Percent	Total	Percent
(dollars in thousands)	Amount	of Total	Amount	of Total

Noninterest-bearing demand	$1,132,231	68.38%	$1,051,357	67.85%
Interest-bearing demand	14,362	0.87%	15,492	1.00%
Money market and savings	472,475	28.53%	450,873	29.10%
Certificates of deposit:
Less than $100K	2,033	0.12%	2,193	0.14%
$100K and more	34,744	2.10%	29,630	1.91%

Total deposits	$1,655,845	100.00%	$1,549,545	100.00%

Deposits increased $106.3 million or 6.9% from $1.55 billion at December 31, 2014 to $1.65 billion at March 31, 2015, as a result of an increase in generally all deposit categories. As of March 31, 2015, demand deposits and core deposits represented 69.3% and 97.8% of total deposits, compared to 68.9% and 97.9% at December 31, 2014.

Leverage

Total gross loan balances at March 31, 2015 were $1.36 billion.  The resulting loan to deposit ratio was 82.0%.  Other earning assets at March 31, 2015 were primarily comprised of investment securities, federal funds sold and interest-bearing deposits of $453.9 million. To date, the Company has deployed other earning assets primarily in short term fixed rate investments to mitigate interest rate risk associated with the Company’s asset-sensitive balance sheet, and in federal funds sold to address the potential volatility of deposit balances and to accommodate projected loan funding.  When deploying other earning assets, the Company implements strategic decisions that may have a beneficial or adverse impact on net interest income and on the net interest margin to manage the business through a variety of economic cycles.

Capital Resources

The Company and the Bank are subject to the capital guidelines and regulations governing capital adequacy for bank holding companies and national banks.  Additional capital requirements may be imposed on banks based on market risk.

The Company’s capital resources consist of shareholders’ equity, trust preferred securities and (for regulatory purposes) the allowance for loan losses (subject to limitations).  At March 31, 2015, the Company’s capital resources increased $7.9 million to $225.9 million from $218.0 million at December 31, 2014.  Tier 1 capital increased $7.3 million to $204.8 million at March 31, 2015.  The Company’s Tier 1 capital at March 31, 2015 was comprised of $117.7 million of capital stock and surplus, $73.5 million in retained earnings and trust preferred securities up to the allowable limit of $17.0 million, offset by $3.4 million in disallowed deferred tax assets.

The Company is subject to capital adequacy guidelines issued by the Board of Governors and the OCC, which have established new rules effective January 1, 2015. The Company is required to maintain total capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk, of which at least 6.0% must consist primarily of common equity including retained earnings (Tier 1 capital) and qualified preferred stock, and the remainder may consist of subordinated debt and a limited amount of allowance for loan losses. The new rule also introduced a new Common Equity Tier 1 capital requirement of 4.5%. Preferred stocks are excluded from the Common Equity Tier 1 capital. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8.0% total ratio. For example, cash and government securities are assigned to a 0.0% risk-weighted category, most home mortgage loans are assigned to a 50.0% risk-weighted category requiring a 4.0% capital allocation and commercial loans are assigned to a 100.0% risk-weighted category requiring an 8.0% capital allocation. As of March 31, 2015, the Company's and the Bank's total risk-based capital ratios were 13.02% and 11.76%, respectively (13.91% for the Company and 12.38% for the Bank at December 31,2014).

Regulatory Capital Ratios

The following table shows the Company’s capital ratios at March 31, 2015 and December 31, 2014 as well as the minimum capital ratios required to be deemed “well capitalized” under the regulatory framework.

	As of March 31,		As of December 31,
	2015		2014
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Company Capital Ratios
Tier 1 Capital	$204,803	11.81%	$199,037	12.66%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$138,785	8.00%	$94,356	6.00%

Total Capital	$225,941	13.02%	$218,727	13.91%
(to Risk Weighted Assets)
Total capital minimum requirement	$173,482	10.00%	$157,260	10.00%

Company Leverage
Tier 1 Capital	$204,803	11.14%	$199,037	11.24%
(to Average Assets)
Tier 1 capital minimum requirement	$91,886	5.00%	$88,523	5.00%

Common Equity Tier 1	$187,640	10.82%	$182,037	11.58%
(to Risk Weighted Assets)
Common Equity Tier 1 well capitalized requirement	$112,763	6.50%	$102,219	6.50%

Bank Capital Ratios
Tier 1 Capital	$181,871	10.53%	$174,493	11.13%
(to Risk Weighted Assets)
Tier 1 capital minimum requirement	$138,148	8.00%	$94,072	6.00%

Total Capital	$203,009	11.78%	$194,125	12.38%
(to Risk Weighted Assets)
Total capital minimum requirement	$172,685	10.00%	$156,787	10.00%

Bank Leverage
Tier 1 Capital	$181,871	9.94%	$174,493	9.89%
(to Average Assets)
Tier 1 capital minimum requirement	$91,520	5.00%	$88,176	5.00%

Common Equity Tier 1	$181,871	10.53%	$174,493	11.13%
(to Risk Weighted Assets)
Common Equity Tier 1 well capitalized requirement	$112,245	6.50%	$101,911	6.50%

The Company and the Bank were considered well capitalized at March 31, 2015 and December 31, 2014.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity/Interest Rate Sensitivity

The Company manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures and prevailing and anticipated economic conditions.  The Company’s business is generated primarily through customer referrals and employee business development efforts.  The Company is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations.  The Company strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.  At March 31, 2015 and December 31, 2014, liquid assets as a percentage of deposits were 28.5% and 29.0%, respectively.  In addition to cash and due from banks, liquid assets include interest-bearing deposits in other banks, Federal funds sold, securities available for sale and trading securities.  The Company has $47.0 million in unsecured lines of credit available with correspondent banks to meet liquidity needs.  At March 31, 2015, there were no balances outstanding on these lines. Additionally, as of March 31, 2015, the Company had a total borrowing capacity with the Federal Home Loan Bank of San Francisco of approximately $443.0 million for which the Company had collateral in place to borrow $136.0 million.  As of March 31, 2015, $10.0 million of this borrowing capacity was pledged to secure a letter of credit.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms of the Company’s earning assets and interest-bearing liabilities at March 31, 2015, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

	As of March 31, 2015
		After three	After six	After one
	Within	months but	months but	year but	After
	three	within six	within one	within	five
(dollars in thousands)	months	months	year	five years	years	Total

Federal funds sold	$121,028	$—	$—	$—	$—	$121,028
Interest bearing deposits in other banks	326	—	—	—	—	326
Investment securities	11,420	589	16,817	122,883	180,878	332,587
Loans	409,931	84,008	183,644	479,202	201,330	1,358,115
Total earning assets	$542,705	$84,597	$200,461	$602,085	$382,208	$1,812,056

Interest checking, money market and savings	486,837	—	—	—	—	486,837
Certificates of deposit:
Less than $100,000	1,161	325	337	210	—	2,033
$100,000 or more	10,497	6,425	8,263	9,559	—	34,744
Total interest-bearing liabilities	$498,495	$6,750	$8,600	$9,769	$—	$523,614

Interest rate gap	$44,210	$77,847	$191,861	$592,316	$382,208	$1,288,442
Cumulative interest rate gap	$44,210	$122,057	$313,918	$906,234	$1,288,442

Interest rate gap ratio	0.08	0.92	0.96	0.98	1.00
Cumulative interest rate gap ratio	0.08	0.19	0.38	0.63	0.71

Based on the contractual terms of its assets and liabilities, the Company’s balance sheet at March 31, 2015 was asset sensitive in terms of its short-term exposure to interest rates.  That is, at March 31, 2015 the volume of assets that might reprice within the next year exceeded the volume of liabilities that might reprice.  This position provides a hedge against rising interest rates, but has a detrimental effect during times of rate decreases. Net interest income is negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates.  To partially mitigate the adverse impact of declining rates, a significant portion of variable rate loans made by the Company have been written with a minimum “floor” rate.

The following table shows the scheduled maturities of the loan portfolio at March 31, 2015 and December 31, 2014. Approximately 78.6% and 81.2% of the loan portfolio was priced with floating interest rates which limit the exposure to interest rate risk on long-term loans, as of March 31, 2015 and 2014, respectively.

	As of March 31, 2015
			Due after one
		Due one year	year through	Due after
(dollars in thousands)	Amount	or less	five years	five years

Commercial	$843,096	$368,029	$391,434	$83,632
Real estate construction	65,380	48,966	11,271	5,143
Real estate land	14,536	12,670	1,867	—
Real estate other	146,597	10,277	37,687	98,632
Factoring and asset based lending	156,806	99,488	57,318	—
SBA	125,075	1,003	1,657	122,415
Other	6,625	6,180	445	—
Total loans	$1,358,115	$546,613	$501,679	$309,822

	As of December 31, 2014
			Due after one
		Due one year	year through	Due after
	Amount	or less	five years	five years

Commercial	$785,360	$301,574	$413,675	$70,111
Real estate construction	71,673	32,713	19,486	19,474
Real estate land	15,890	14,011	1,879	—
Real estate other	139,624	12,124	47,051	80,449
Factoring and asset based lending	167,513	119,874	47,639	—
SBA	124,180	(174)	1,931	122,423
Other	7,073	6,307	766	—
Total loans	$1,311,313	$486,429	$532,427	$292,457

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements, as of March 31, 2015 those guarantees include the following:

•                  Standby Letters of Credit in the amount of $21.5 million.

The table below summarizes the Company’s off-balance sheet contractual obligations:

	As of March 31, 2015
	Payments due by period
		Less than	1 - 3	3 - 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term contracts	$1,160	$696	$464	$—	$—

Operating leases	24,266	4,352	6,100	4,892	8,922

Total	$25,426	$5,048	$6,564	$4,892	$8,922

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2015, of the Company’s disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  No change occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

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

BRIDGE CAPITAL HOLDINGS

Dated: May 11, 2015	By:	/s/ Daniel P. Myers
Daniel P. Myers
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2015	By:	/s/ Thomas A. Sa

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

(101)

The following financial information from Bridge Capital Holdings Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 11, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (ii)  the Consolidated Statement of Income for the three and nine month periods ended March 31, 2015 and 2014, (iii) the Consolidated Statement of Comprehensive Income for the three and nine month periods ended March 31, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the three and nine month periods ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.